Form 10-Q
period 1996-03-31
ELECTRONIC DATA SYSTEMS HOLDING CORP
filed 1996-05-29
CIK 1007456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996
                                        --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number     333-02543
                        ---------------


                  Electronic Data Systems Holding Corporation
                  -------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       75-2548221
        ----------                                  --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                  5400 Legacy Drive, Plano, Texas  75024-3105
                  -------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (214) 604-6000
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    .  No  X .
                                               ---      ---

     As of May 15, 1996, there were outstanding 1,000 shares of the registrant's Common Stock, $.01 par value per share.

         ELECTRONIC DATA SYSTEMS HOLDING CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                    PAGE NO.
                                                                    --------
Part I -- Financial Information (Unaudited)

     Item 1.  Financial Statements

          Consolidated Statements of Income.......................      3

          Condensed Consolidated Balance Sheets...................      4

          Condensed Consolidated Statements of Cash Flows.........      5

          Notes to Condensed Consolidated Financial Statements....      6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................      8

Part II -- Other Information

     Item 1.  Legal Proceedings...................................     14

     Item 6.  Exhibits and Reports on Form 8-K....................     15

Signatures........................................................     16

Exhibit 10(c) 1996 Electronic Data Systems Corporation Stock
                Purchase Plan.....................................     17

Exhibit 27    Financial Data Schedule (for SEC information only)


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                               1996        1995
                                             --------    --------
                                                  (UNAUDITED)

Systems and other contracts revenues         $3,366.9    $2,776.3
                                             --------    --------

Costs and expenses
    Cost of revenues                          2,698.1     2,176.1
    Selling, general, and administrative        309.9       281.0
                                             --------    --------
               Total costs and expenses       3,008.0     2,457.1
                                             --------    --------

Operating income                                358.9       319.2
Interest and other income, net                  (17.0)      (11.7)
                                             --------    --------
Income before income taxes                      341.9       307.5
Provision for income taxes                      123.1       110.7
                                             --------    --------
Separate Consolidated Net Income             $  218.8    $  196.8
                                             ========    ========

Average number of shares of GM
     Class E common stock outstanding           463.2       300.0
Class E dividend base                           484.4       482.4

Available Separate Consolidated Net
 Income (Note 2)                             $  209.2    $  122.4
                                             ========    ========

Earnings Attributable to GM Class E
    Common Stock on a Per Share Basis
    (Note 2)                                 $   0.45    $   0.42
                                             ========    ========


Revenues related to GM and affiliates amounted to $962.2 million and $898.0 million for the three months ended March 31, 1996 and 1995, respectively.



    See accompanying Notes to Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN MILLIONS)



                                                 MARCH 31,    DECEMBER 31,
                                                   1996           1995
                                                 ---------    ------------
                                                (UNAUDITED)

ASSETS
Current assets
 Cash and cash equivalents                       $   935.9      $   548.9
 Accounts receivable                               2,779.2        2,872.0
 Accounts receivable from GM and affiliates          343.1          297.0
 Other current assets                                676.3          663.6
                                                 ---------      ---------
    Total current assets                           4,734.5        4,381.5
                                                 ---------      ---------

Property and equipment, net                        3,262.0        3,242.4
                                                 ---------      ---------

Operating and other assets
 Land held for development, at cost                  105.8          105.1
 Investment in leases and other                    1,516.9        1,573.5
 Software, goodwill, and other intangibles, net    1,496.6        1,529.9
                                                 ---------      ---------
   Total operating and other assets                3,119.3        3,208.5
                                                 ---------      ---------
Total Assets                                     $11,115.8      $10,832.4
                                                 =========      =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                                $   530.9      $   603.9
 Accrued liabilities                               1,551.6        1,704.5
 Deferred revenue                                    633.7          629.3
 Income taxes                                        146.9           75.9
 Notes payable, current portion                      238.7          247.8
                                                 ---------      ---------
  Total current liabilities                        3,101.8        3,261.4
                                                 ---------      ---------

Deferred income taxes                                749.0          739.7

Notes payable, less current portion                2,109.2        1,852.8
                                                 ---------      ---------

Stockholder's equity
 Common stock, without par value; authorized
  1,000.0 shares; issued and outstanding
  485.7 shares at March 31, 1996 (unaudited)
  and 483.7 shares at December 31, 1995              559.9          517.7
 Retained earnings                                 4,595.9        4,460.8
                                                 ---------      ---------
  Total stockholder's equity                       5,155.8        4,978.5
                                                 ---------      ---------
Total Liabilities and Stockholder's Equity       $11,115.8      $10,832.4
                                                 =========      =========


    See accompanying Notes to Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                          -----------------------------
                                              1996              1995
                                          -----------       -----------
                                                   (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES  $   512.1         $   127.9
                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable
      securities                                26.0              42.7
     Proceeds from investment in
      leases and other assets                   80.8               5.8
     Payments for purchase of
      property and equipment                  (244.4)           (259.3)
     Payments for investments in
      leases and other assets                  (90.4)           (130.9)
     Payments related to acquisitions,
      net of cash acquired                     (38.0)            (40.9)
     Payments for purchase of
      software and other intangibles           (29.5)              4.0
     Payments for purchase of
      marketable securities                    (21.7)            (10.8)
     Other                                       3.8               2.4
                                           ---------         ---------
     Net cash used in investing activities    (313.4)           (387.0)
                                           ---------         ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable             1,484.9           1,752.5
     Payments on notes payable              (1,236.8)         (1,583.9)
     Net increase in current notes
      payable with maturities
      less than 90 days                           --              48.8
     Employee stock transactions and
      related tax benefits                      20.1              14.7
     Cash dividends paid to GM                 (72.6)            (62.6)
                                           ---------         ---------
        Net cash provided by financing
         activities                            195.6             169.5
                                           ---------         ---------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                   (7.3)              3.1
                                           ---------         ---------
Net Increase (Decrease) in Cash and
 Cash Equivalents                              387.0             (86.5)
Cash and Cash Equivalents at Beginning
 of Period                                     548.9             608.2
                                           ---------         ---------
Cash and Cash Equivalents at End
 of Period                                 $   935.9         $   521.7
                                           =========         =========

    See accompanying Notes to Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in General Motors Corporation's ("GM") 1995 Annual Report on Form 10-K, as amended.

NOTE 2.
    GM acquired all of the capital stock of Electronic Data Systems Corporation ("EDS") in October 1984. Prior to that time, EDS had been an independent, publicly held corporation. Electronic Data Systems Holding Corporation ("EDS Holding") was incorporated in Delaware in 1994 for the purpose of holding the capital stock of EDS, which was incorporated in Texas in 1962. Accordingly, EDS is an indirect wholly owned subsidiary of GM. Subject to GM stockholder approval, the GM Board of Directors has approved a split-off (the "Split-Off") of EDS to the holders of GM's Class E Common Stock in a transaction that is tax-free for U.S. federal income tax purposes. In connection therewith, EDS Holding filed a registration statement with the Securities and Exchange Commission which was declared effective on April 23, 1996. The Split-Off has been submitted for approval by the common stockholders of GM and, if approved, is expected to be consummated in the second quarter of 1996. Immediately prior to the Split-Off, EDS will be merged into EDS Holding, and EDS Holding will change its name to EDS.

    The effects of purchase accounting adjustments reflected in GM's Consolidated Financial Statements that are applicable to EDS were not material to the Consolidated Statements of Income for the three month periods ended March 31, 1996 and 1995. At March 31, 1996, the remaining carrying value of such purchase accounting adjustments would not be material to EDS' Consolidated Financial Statements.

    Earnings Attributable to GM Class E Common Stock on a Per Share Basis have been determined based on the relative amounts available for the payment of dividends to holders of GM Class E common stock. Holders of GM Class E common stock have no direct rights in the equity or assets of EDS, but rather have rights in the equity and assets of GM (which includes 100% of the stock of EDS). Dividends on the GM Class E common stock are declared out of the Available Separate Consolidated Net Income of EDS earned since the acquisition of EDS by GM. The Available Separate Consolidated Net Income of EDS is determined quarterly and is equal to the separate consolidated net income of EDS, excluding the effects of purchase accounting adjustments arising from the acquisition of EDS, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of GM Class E common stock outstanding during the first quarter of 1996. The comparable denominator for the first quarter of 1996 and 1995 was 484.4 million and 482.4 million, respectively.

    The denominator used in determining the Available Separate Consolidated Net Income of EDS is adjusted as deemed appropriate by the GM Board of Directors to reflect subdivisions or combinations of the GM Class E common stock and to reflect certain transfers of capital to or from EDS. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Certificate of Incorporation. In 1988, EDS initiated a program to repurchase 11.0 million shares of GM Class E common stock in order to meet certain future requirements of EDS' employee benefit plans. As of December 31, 1989, the Company had purchased 11.0 million shares of GM Class E common stock to be distributed to key employees under the provisions of the 1984 plan. The GM Board has generally caused the denominator

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


used in calculating the Available Separate Consolidated Net Income of EDS to decrease as shares are purchased and to increase as shares are used for the employee benefit plans.

    The current GM Board policy is to pay quarterly cash dividends on the GM Class E common stock, when, as, and if declared by the GM Board in its sole discretion, at an annual rate approximately equal to 30% of the Available Separated Consolidated Net Income of EDS for the prior year.

NOTE 3.
    Property and equipment is stated net of accumulated depreciation of $3,410.4 million and $3,319.4 million at March 31, 1996 and December 31, 1995, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,001.8 million and $908.1 million at March 31, 1996 and December 31, 1995, respectively.

NOTE 4.
    Effective January 1, 1996, EDS adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The effects of initially adopting SFAS No. 121 were not material to EDS' Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    EDS is a provider of information technology ("IT") services using computer and communication technologies to meet the business needs of its clients. EDS offers its clients a continuum of services, including the management and operation of computers, networks, information systems, information processing facilities, business operations, and related personnel, as well as management consulting services.

PROPOSED SPLIT-OFF OF EDS

    The GM Board of Directors has approved a split-off (the "Split-Off") of EDS to the holders of General Motors' Class E Common Stock in a transaction that is tax-free for U.S. federal income tax purposes. The Split-Off has been submitted for approval by the common stockholders of GM and, if approved, is expected to be consummated in the second quarter of 1996.

    The Split-Off is intended to accomplish three principal objectives from the perspective of EDS and the holders of Class E Common Stock: (i) to remove limitations on EDS' ability to participate in major strategic alliances (including mergers and acquisitions which can be effected using EDS Common Stock); (ii) to remove limitations on EDS' ability to obtain additional business from and establish new customer relationships with companies that compete with GM or its subsidiaries; and (iii) to enhance EDS' access to the capital necessary for investment in its future growth.

    In connection with the Split-Off, the GM Board of Directors approved a Master Services Agreement (the "Master Services Agreement") to be entered into between EDS and GM with respect to IT services to be provided after the Split-Off, as well as a special payment to be made by EDS to GM (the "Special Inter-Company Payment"). If the Split-Off is not consummated, EDS will continue as an indirect wholly owned subsidiary of GM and no Special Inter-Company Payment will be made. Under such circumstances, the existing agreements and arrangements between GM and EDS with respect to IT services (the "Existing IT Services Agreements") will continue with such changes as GM and EDS may from time to time agree upon or as the GM Board of Directors, upon recommendation of its Capital Stock Committee, may from time to time determine to be fair to all classes of GM common stockholders. No agreement has been reached between GM and EDS regarding any changes to the Existing IT Services Agreements, which would take effect if the Split-Off is not approved by GM stockholders or is not consummated for any other reason. GM management has advised EDS management that in such an eventuality it would seek substantial changes in the Existing IT Services Agreements, including implementation of substantially all of the changes provided for by the Master Services Agreement. Neither the GM Board of Directors nor its Capital Stock Committee has determined whether to require such changes to the Existing IT Services Agreements if the Split-Off is not consummated, but they anticipate considering such changes if such circumstances arise. In this regard, EDS management believes that substantial changes would be made to the Existing IT Services Agreements in 1996 even in the absence of the Split-Off.

    The Master Services Agreement and certain related agreements between GM and EDS with respect to IT services to be provided after the Split-Off (collectively, the "IT Services Agreements") contemplate that EDS would continue to serve as GM's principal supplier of IT services for a term of ten years, which may be extended by agreement of the parties, and that the IT services to be provided by EDS after the Split-Off will generally be similar to those provided to GM under the Existing IT Services Agreements. Certain of the existing service arrangements applicable to particular units, sectors or other organizations within GM will be extended for additional terms of between approximately one and three years beyond their current expiration dates. In addition, under the IT Services Agreements, EDS will provide certain plant floor automation services in North America that it has not previously provided. The IT Services Agreements also provide that certain significant changes will be made to the pricing and terms under which EDS will provide IT services to GM after the Split-Off. Among other things, the IT Services Agreements provide that the rates charged by EDS to GM for certain information processing activities and communications services will be reduced and that the parties will work together to achieve increased targets for structural cost reductions. GM will also be given the right to competitively bid and, subject to certain restrictions, outsource a limited portion of its IT service requirements to third party providers. In addition, beginning in 1997, the payment terms relating to IT services provided by EDS will be revised over a two-year period to extend the due dates for payments from GM. The GM Board of Directors believes that the changes reflected in the IT Services Agreements are necessary
(i) in light of the fact that, after the Split-Off, EDS will no longer be a subsidiary of GM and the Capital Stock Committee of the GM Board of Directors will no longer be able to monitor the IT service arrangements between the parties; (ii) to reflect the evolutionary nature of the GM-EDS customer relationship and the IT services industry; and (iii) to provide additional assurances to GM, as EDS' largest customer, that the IT services performed by EDS will remain competitive.

    Based on currently available information and assuming that the IT Services Agreements had been effective as of January 1, 1996, EDS believes that revenues generated from services performed for GM in 1996 would be slightly lower than those generated from such services in 1995. In addition, EDS expects that the contemplated changes in its arrangements with GM could reduce its 1996 earnings per share by as much as $.07 to $.14 (including $.03 in the first quarter of 1996). The long-term impact of the terms of the IT Services Agreements cannot be precisely quantified at present, although such terms may have an adverse effect on operating margins unless EDS is able to effect reductions in the costs of providing services to GM. Although EDS plans to implement certain cost reduction measures, there can be no assurance as to the extent, if any, to which such measures will mitigate the possible adverse impact on its operating margins. In general, there can be no assurance that the terms of the IT Services Agreements would not have a material adverse effect in the long-term on the results of operations of EDS.

    The Special Inter-Company Payment will be paid by EDS to GM at such time, if any, as the Split-Off occurs. The amount of the Special Inter-Company Payment will be $500.0 million. Interest costs related to the Special Inter-Company Payment are expected to be approximately $.03 per share in 1996. In addition to the Special Inter-Company Payment, EDS expects to incur approximately $35.0 million, or approximately $.05 per share in 1996, of one-time costs in connection with the formulation and implementation of the Split-Off. Certain of these costs will be incurred only if the Split-Off is consummated. In arriving at the amount of the $500.0 million Special Inter-Company Payment, the parties took into account the fact that GM would provide EDS an allowance of $50.0 million relating to the resolution of various uncertain, contingent or other matters arising out of the separation of GM and EDS.

    Statements about the effect of the proposed Split-Off and the impact of the agreement relating to IT Services after the proposed Split-Off are forward-looking statements, which by their nature are subject to numerous uncertainties that could cause actual results to vary. Further information about the terms of the proposed Split-Off is set forth in a joint solicitation statement and prospectus of GM and EDS filed with and declared effective by the Securities and Exchange Commission, which has been distributed to GM common stockholders in connection with the submission of the Split-Off for approval by such stockholders.

RESTRUCTURING ACTIVITIES

    On April 1, 1996, EDS announced that it is taking certain actions and considering others to maintain and improve operating efficiencies and accelerate EDS' move towards "user-centered" computing. In connection therewith, EDS also announced the implementation of a voluntary early retirement offer and involuntary severance arrangements affecting between 4,000 and 5,000 employees and designed to both reduce labor costs and change the skill mix of EDS' workforce. Communication of the terms of these arrangements to employees began on April 1 and will continue during the second quarter of 1996. It is expected that substantially all of these workforce reductions would be completed by December 1996.

    As part of its overall goal to improve operating efficiencies, EDS is also in the process of evaluating certain aspects of its business to identify any redundant facilities and related assets that may no longer fit its long-term strategic objectives. Accordingly, the actions under consideration could include the elimination by EDS of certain business functions and consolidation of certain related facilities.

    EDS will incur a pre-tax non-recurring charge in the second quarter of 1996 in connection with the restructuring actions discussed above. The amount of the aggregate charge (including the employee related actions, asset writedowns, and other actions being considered) will depend on the number of employees who elect to accept early retirement offers and the determination of which EDS business functions and related facilities would be eliminated or consolidated. EDS has estimated that all such actions could result in an aggregate pre-tax non-recurring charge in the second quarter of 1996 in the range of $500.0 million to $750.0 million (between $.66 and $.99 per share, after tax). Although EDS is continuing to evaluate these matters, it is currently considering actions which, including those that may be taken after the proposed Split-Off, may result in an aggregate charge at the higher end of this range. A portion of the contemplated charge will be of a non-cash nature, the amount of which has not yet been determined. EDS expects that any restructuring actions implemented by it will result in savings commencing in the second half of 1996. The restructuring activities discussed above are not contingent upon the approval or consummation of the Split-Off.

    Statements about the effect of EDS' actions and the possible amount of a non-recurring charge are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary.

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which became effective for fiscal years beginning in 1996. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and for the measurement of loss to be based on the fair value of the asset. In addition, long-lived assets and certain identifiable intangibles to be disposed of are generally to be reported at the lower of the carrying amount or fair value less selling costs.

    As discussed above, EDS is in the process of evaluating certain aspects of its business to identify any redundant facilities and related assets which may no longer fit its long-term strategic objectives. This evaluation is expected to be completed in the second quarter of 1996. The effects of initially adopting SFAS No. 121 as of January 1, 1996, were not material to its consolidated financial statements.


RESULTS OF OPERATIONS

    Revenues. Total systems and other contracts revenues for the quarter ended March 31, 1996, rose $590.6 million, or 21%, over the corresponding quarter in 1995 to $3,366.9 million. Revenues from outside customers (systems and other contracts revenues not attributable to GM and its affiliates) for the quarter ended March 31, 1996, rose 28% to $2,404.7 million compared to $1,878.3 million for the same period in 1995.

    Revenues from outside customers comprised 71% and 68% of total revenues for the three months ended March 31, 1996 and 1995, respectively. While it is anticipated that GM will continue to contribute a significant portion of total systems and other contracts revenues, EDS expects the percentage of revenues from GM and its affiliates to continue to decline as revenues from outside customers continue to increase.

    Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues increased to 80% for the three months ended March 31, 1996, compared with 78% for the corresponding period in 1995. Cost as a percentage of revenues has increased due to higher labor costs for skilled workforce and pricing pressures as a result of the increasingly competitive environment in which EDS operates. The increasingly competitive environment in which EDS operates results in part from a long-term trend of convergence occurring in the computing, communications and media/entertainment sectors of the information industry. EDS is addressing this environment in part through expected efficiencies to be gained from its restructuring activities described above and its value-added business approach. Selling, general and administrative expenses as a percentage of systems and other contracts revenues were 9% for the three months ended March 31, 1996, down from 10% in the corresponding period in 1995 due to the fixed nature of certain of these costs.

    Interest and other income, net. Interest and other income, net decreased $5.3 million in the first quarter of 1996 to $(17.0) million, compared with $(11.7) million in 1995. The primary reason for the decrease in 1996 was interest associated with the issuance in May, 1995, of $350.0 million of 6.85% notes due May 15, 2000 (the "Five-year Notes") and $300.0 million of 7.125% notes due May 15, 2005 (the "Ten-year Notes"), as well as from other borrowings. These notes were issued in May 1995 and were used for general corporate purposes, including the repayment of outstanding commercial paper borrowings, property and equipment expenditures, acquisitions, and other contract-related investments to support business growth.

    Net Income. For the three month period ended March 31, 1996, EDS' separate consolidated net income increased 11% to $218.8 million from net income of $196.8 million for the corresponding period of the prior year. Earnings per share of GM Class E common stock rose from $.42 to $.45 for the first quarter of 1996 compared to the first quarter of 1995, based on EDS' Available Separate Consolidated Net Income as described in Note 2 to EDS' Consolidated Financial Statements. Earnings per share for the first quarter of 1996 were negatively impacted by $.03 per share as a result of certain rate adjustments retroactive to January 1, 1996, under the terms of the new 10-year Master Services Agreement to be entered into by EDS and GM in connection with the Split-Off.

    Return on assets decreased to 9.5% for the twelve-month period ended March 31, 1996, compared with 10.3% for the corresponding period in 1995. Return on assets has declined due to the increasing capital intensity of EDS' business and increased contract-related investments in computers and telecommunications equipment, software, and other property and equipment. Return on stockholder's equity decreased to 20.0% for the twelve-month period ended March 31, 1996, compared to 20.7% for the comparable period in 1995. EDS' effective tax rate remained constant at 36% for the three months ended March 31, 1996 and 1995.

    EDS and its customers may, from time to time, modify their contractual arrangements. For customer contracts accounted for under the percentage of completion method, such changes would be reflected in results of operations as a cumulative change in accounting estimate in the period the revisions are determined.

    Seasonality and Inflation. EDS' revenues vary over the calendar year, with the fourth quarter generally reflecting the highest revenues for the year due to certain EDS services that are purchased more heavily in the fourth quarter as a result of the spending patterns of several customers. In addition, revenues have generally increased from quarter to quarter as a result of new business added throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, EDS held cash and cash equivalents of $935.9 million, had working capital of $1,632.7 million, and a current ratio of 1.5-to-1. This compares to cash equivalents of $548.9 million, $1,120.1 million in working capital and a current ratio of 1.3-to-1 at December 31, 1995. The increase in working capital was primarily in the area of cash and cash equivalents, as well as decreases in accounts payable and accrued liabilities.

    In May 1995, EDS issued Five-year and Ten-year notes. In addition, during the first quarter of 1996, EDS issued $265.0 million of commercial paper. EDS' capitalization at March 31, 1996, consisted of $2,109.2 million in noncurrent notes payable and $5,155.8 million in stockholder's equity (GM's equity in its indirectly wholly owned subsidiary, EDS). Total debt was $2,347.9 million at March 31, 1996, which consisted of short- and long-term notes payable. This compared with total debt of $2,100.6 million at December 31, 1995. The total debt-to-capital ratio (which includes current notes payable as a component of capital) was 31% at March 31, 1996, and 30% at December 31, 1995. The ratio of non-current debt to capital was 29% at March 31, 1996 and 27% at December 31, 1995. At March 31, 1996, EDS had unused uncommitted short-term lines of credit totaling $768.1 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for EDS' commercial paper borrowings. At March 31, 1996, and December 31, 1995, EDS had total committed lines of credit of $2,515.5 million.

    Cash flows from operations increased $384.2 million during the first quarter of 1996 to $512.1 million compared with the first quarter of 1995 due primarily to a decrease in accounts receivable. Cash used in investing activities during the first quarter of 1996 was $313.4 million compared with $387.0 million in the corresponding period of last year. Net cash provided by financing activities was $195.6 million in the first quarter of 1996 compared with $169.5 million in the corresponding period of last year.

    EDS paid cash dividends to GM totaling $72.6 million for the first three months of 1996, and $62.6 million for the same period in 1995.

    EDS expects that its principal uses of funds for the foreseeable future will be for capital expenditures, debt repayment, working capital and costs associated with the Split-Off, as well as the payment of the Special Inter-Company Payment to GM. Capital expenditures may consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. EDS' projected capital expenditures for 1996 are approximately $1,400.0 million to $1,700.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities by EDS, as well as capital requirements for new business. EDS anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year.

    The Existing IT Services Agreements provide for GM to pay EDS on the 15th day of the month in which services are provided with respect to a substantial portion of services. Under the IT Services Agreements, there will be a transition over a two-year period, beginning in 1997, to payment on the 20th day of the month following service for all agreements which do not already have payment terms at least that favorable to GM. These revised payment terms are expected to result in an increase in EDS' working capital requirements. EDS will obtain the funds for this working capital impact and for the Special Inter-Company Payment through borrowings under its existing commercial paper or bank credit facilities. EDS currently anticipates that it may seek to refinance such commercial paper or bank borrowings as part of its general plan to extend maturities of its indebtedness.

    The competitive environment and changing market forces are increasing the capital intensity of EDS' business. Increasing amounts of capital will be required by EDS in order to make investments in acquisitions, joint ventures, and strategic alliances in other parts of the information industry and in new product development. In addition, information technology customer contracts frequently now require front-end investments in computers and telecommunications equipment, software, and other property and equipment. For these reasons, EDS' ability to continue to access the capital markets on an efficient basis will become increasingly important to EDS' ability to compete effectively.

    The Split-Off is intended, among other things, to afford EDS more flexible access to capital markets to meet its growing needs without regard to competing
considerations of GM and its affiliates.   Following the Split-Off, EDS may over
time incur substantially more debt than it has while a subsidiary of GM. As a result, EDS' financial leverage may increase in the future. To the extent that EDS would become more highly leveraged following the Split-Off, EDS may be required to pay higher interest rates on its outstanding borrowings. In order to provide the funds necessary for EDS' future acquisition and expansion goals, EDS expects that it might incur, from time to time, additional bank financing and/or issue equity or debt securities, depending on market and other conditions.

                                    PART II



ITEM 1.  LEGAL PROCEEDINGS

    Two suits, Stephen A. Solomon v. General Motors Corporation, et al. and TRV Holding Company v. General Motors Corporation, et al., (collectively "Solomon/TRV"), were filed in Delaware Chancery Court on May 13 and 18, 1994, respectively. Such actions have been consolidated, and a consolidated amended complaint was filed on April 2, 1996. In addition, on May 10, 1996, a second amended and supplemental consolidated complaint (the "Second Amended Complaint") was filed by plaintiffs in this action. Another lawsuit, Ward et al., as Trustees for the Eisenberg Children's Irrevocable Trust II v. General Motors Corporation, et al. ("Ward"), was filed in Delaware Chancery Court on November 15, 1995. On May 17, 1996, Solomon/TRV and Ward (collectively, "Solomon/TRV/Ward") were consolidated and the Second Amended Complaint was adopted as the complaint for the consolidated action.

    Solomon/TRV/Ward purports to be a class action brought on behalf of holders of Class E common stock, $.10 par value per share (the "Class E Common Stock"), of General Motors Corporation, a Delaware corporation ("General Motors"), against certain present and former directors of General Motors, as well as a double derivative action brought on behalf of EDS against certain present and former directors of General Motors and certain former directors of EDS (all of whom are also directors or officers of General Motors). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. The Second Amended Complaint alleges that defendants have breached and are continuing to breach their fiduciary duties in connection with their conduct with respect to EDS and the proposed split-off of EDS from General Motors (the "Split-Off"). In particular, the complaint alleges that the process of establishing terms for the Split-Off, including the consideration of alternatives to such transaction and the negotiating process in connection therewith, was unfairly dominated and controlled by General Motors and that the resulting terms unfairly benefit General Motors and its continuing shareholders (including the holders of the common stock, $1 2/3 par value per share (the "$1 2/3 Common Stock"), and the Class H common stock, $.10 par value per share (the "Class H Common Stock"), of General Motors) to the detriment of EDS and the holders of Class E Common Stock. The complaint also alleges that the Split-Off would unfairly effect a disposition of EDS because it would not provide for a recapitalization of the Class E Common Stock into $1 2/3 Common Stock at a 120% exchange ratio, as currently provided in the General Motors Certificate of Incorporation upon a disposition by General Motors of substantially all of the business of EDS. Furthermore, the complaint alleges that the solicitation of consents by General Motors with respect to the proposed Split-Off is wrongfully coercive and the solicitation statement being used in connection therewith is materially deficient. The Second Amended Complaint seeks monetary damages from the defendants, as well as an injunction against further action in connection with the Split-Off. In addition, the complaint seeks an order appointing independent representatives to act on behalf of and protect the interests of EDS and the holders of Class E Common Stock. The complaint also seeks an order requiring the defendants to disseminate completely all material information to the holders of Class E Common Stock in connection with the Split-Off.

    On May 10, 1996, the plaintiffs in the consolidated action filed a motion for expedited proceedings, including a request for a hearing on their application for a preliminary injunction against further action in connection with the Split-Off. As a result of such application, a hearing on the plaintiffs' application for a preliminary injunction has been scheduled for May 30, 1996. On May 23, 1996, after limited discovery, the plaintiffs' counsel informed the court that plaintiffs had concluded that adequate relief could be afforded to the plaintiff class members after the Split-Off is consummated and were withdrawing their application for expedited proceedings including a preliminary injunction hearing. Accordingly, in these proceedings plaintiffs are no longer pursuing an injunction to prevent consummation of the Split-Off.

    EDS and GM believe that the action described above is without merit and, to the extent that they are parties thereto, they intend to defend against this action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER                 DESCRIPTION                                  PAGE NO.
    --------------------------------------------------------------      -------


    10(c)  1996 Electronic Data Systems Corporation Stock Purchase
                Plan..............................................         17

    27     Financial Data Schedule (for SEC information only)

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

         ELECTRONIC DATA SYSTEMS HOLDING CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           ELECTRONIC DATA SYSTEMS
                                             HOLDING CORPORATION
                                ------------------------------------------------
                                                 (Registrant)


                                By           /s/ Joseph M. Grant
                                  ----------------------------------------------
                                   (Joseph M. Grant, Senior Vice President and
Date  May 29, 1996                          Chief Financial Officer)
- ------------------


                                By          /s/ H. Paulett Eberhart
                                  ----------------------------------------------
                                     (H. Paulett Eberhart, Vice President and
Date  May 29, 1996                                 Controller)
- ------------------