Form 10-Q
period 1996-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1996-08-12
CIK 1007456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                                           ---------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number       01-11779
                          --------------


                      Electronic Data Systems Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                            75-2548221
- -------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                  5400 Legacy Drive, Plano, Texas  75024-3199
       -----------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (214) 604-6000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.
                                              ---

     As of July 31, 1996, there were outstanding 485,722,130 shares of the registrant's Common Stock, $.01 par value per share.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                             Page No.
                                                                             --------
Part I -- Financial Information (Unaudited)
   Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations....................    3
         Condensed Consolidated Balance Sheets..............................    4
         Condensed Consolidated Statements of Cash Flows....................    5
         Notes to Condensed Consolidated Financial Statements...............    6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of
            Operations......................................................    8
Part II -- Other Information
   Item 1.  Legal Proceedings...............................................   13
   Item 6.  Exhibits and Reports on Form 8-K................................   13
Signatures..................................................................   14

Exhibit 10(m) Form of Change in Control Agreement entered into by EDS and each of its executive officers (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-3 (File No. 333-06655))

Exhibit 27     Financial Data Schedule (for SEC information only)

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS



               ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                                 --------------              --------------
                                                               1996         1995           1996         1995
                                                             --------     -------        --------     -------
Systems and other contracts revenues                         $3,497.8    $2,950.1        $6,864.7    $5,726.4
                                                             --------    --------        --------    --------
Costs and expenses
  Cost of revenues                                            2,845.7     2,295.2         5,543.8     4,471.3
  Selling, general, and administrative                          308.1       284.4           618.0       565.4
  Restructuring charge                                          285.6          --           285.6          --
  Asset writedowns                                              503.9          --           503.9          --
                                                             --------    --------        --------    --------
        Total costs and expenses                              3,943.3     2,579.6         6,951.3     5,036.7
                                                             --------    --------        --------    --------

Operating income (loss)                                        (445.5)      370.5           (86.6)      689.7
One-time split-off costs                                        (45.5)         --           (45.5)         --
Interest and other income, net                                  (19.2)      (16.0)          (36.2)      (27.7)
                                                             --------    --------        --------    --------
Income (loss) before income taxes                              (510.2)      354.5          (168.3)      662.0
Provision (benefit) for income taxes                           (183.7)      127.6           (60.6)      238.3
                                                             --------    --------        --------    --------
Net income (loss)                                            $ (326.5)   $  226.9        $ (107.7)   $  423.7
                                                             ========    ========        ========    ========

Earnings (loss) per share                                    $  (0.67)   $   0.47        $  (0.22)   $   0.89
                                                             ========    ========        ========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                             JUNE 30,              DECEMBER 31,
                                                               1996                    1995
                                                           -----------             ------------
                                                           (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                 $   565.1                $   548.9
  Accounts receivable                                         3,194.5                  3,169.0
  Other current assets                                          616.1                    663.6
                                                            ---------                ---------
     Total current assets                                     4,375.7                  4,381.5
                                                            ---------                ---------

Property and equipment, net                                   2,963.2                  3,242.4
                                                            ---------                ---------

Operating and other assets
  Land held for development, at cost                            106.0                    105.1
  Investment in leases and other                              1,495.0                  1,573.5
  Software, goodwill, and other intangibles, net              1,444.3                  1,529.9
                                                            ---------                ---------
    Total operating and other assets                          3,045.3                  3,208.5
                                                            ---------                ---------
Total Assets                                                $10,384.2                $10,832.4
                                                            =========                =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          $   502.5                $   603.9
  Accrued liabilities                                         1,726.7                  1,704.5
  Deferred revenue                                              595.5                    629.3
  Income taxes                                                   71.1                     75.9
  Notes payable, current portion                                243.7                    247.8
                                                            ---------                ---------
    Total current liabilities                                 3,139.5                  3,261.4

Deferred income taxes                                           493.1                    739.7
Notes payable, less current portion                           2,474.9                  1,852.8
                                                            ---------                ---------
    Total liabilities                                         6,107.5                  5,853.9
                                                            ---------                ---------
Stockholders' equity
  Common stock, without par value; authorized
   1,000 shares; issued and outstanding 483.7
   shares at December 31, 1995                                     --                    517.7
  Common stock, $.01 par value;
   2,000 shares authorized;
   488.2 shares issued at June 30, 1996                           4.9                       --
  Additional paid-in capital                                    597.5                       --
  Retained earnings                                           3,694.6                  4,460.8
   Less - cost of treasury shares,
     2.0 shares at June 30, 1996,
     none at December 31, 1995                                   20.3                       --
                                                            ---------                ---------
   Total stockholders' equity                                 4,276.7                  4,978.5
                                                            ---------                ---------
Total Liabilities and Stockholders' Equity                  $10,384.2                $10,832.4
                                                            =========                =========

          See accompanying Notes to Condensed Consolidated Financial Statements.

               ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                     --------------               ------------
                                                                   1996          1995           1996        1995
                                                                 --------      --------       --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  108.2      $  298.1       $  620.3    $  426.0
                                                                 --------      --------       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable securities                     11.4          47.2           37.4        89.9
     Proceeds from investment in leases and other assets             23.0          67.0          103.8        72.8
     Payments for purchase of property and equipment               (247.1)       (349.1)        (491.5)     (608.4)
     Payments for investments in leases and other assets            (52.1)        (96.8)        (142.5)     (227.7)
     Payments related to   acquisitions, net of cash acquired          --         (86.2)         (37.0)     (127.1)
     Payments for purchase of softwareand other intangibles            --         (58.0)         (26.6)      (54.0)
     Payments for purchase of marketable securities                 (24.5)        (37.0)         (46.2)      (47.8)
     Other                                                           17.5            .3           17.4         2.7
                                                                 --------      --------      ---------    --------
       Net cash used in investing activities                       (271.8)       (512.6)        (585.2)     (899.6)
                                                                 --------      --------      ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                  2,452.4       2,601.1        3,937.3     4,353.6
     Payments on notes payable                                   (2,078.6)     (2,242.9)      (3,315.4)   (3,826.8)
     Net increase in current notes payable
       with maturities less than 90 days                               --          (7.3)           --         41.5
     Employee stock transactions and related tax benefits            (2.6)          4.8           17.5        19.5
     Cash dividends paid to GM                                     (573.1)        (62.9)        (645.7)     (125.5)
                                                                 --------      --------      ---------    --------
       Net cash provided by (used in) financing activities         (201.9)        292.8           (6.3)      462.3
                                                                 --------      --------      ---------    --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents         (5.3)           .2          (12.6)        3.3
                                                                 --------      --------      ---------    --------
Net Increase (Decrease) in Cash and Cash Equivalents               (370.8)         78.5           16.2        (8.0)
Cash and Cash Equivalents at Beginning of Period                    935.9         521.7          548.9       608.2
                                                                 --------      --------      ---------    --------
Cash and Cash Equivalents at End of Period                       $  565.1      $  600.2       $  565.1    $  600.2
                                                                 ========      ========      =========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SPLIT-OFF FROM GENERAL MOTORS

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Current Report on Form 8-K filed April 23, 1996.

          General Motors Corporation ("GM") acquired all of the capital stock of Electronic Data Systems Corporation ("EDS") in October 1984. Prior to that time, EDS had been an independent, publicly held corporation. On June 7, 1996, GM split-off (the "Split-Off") EDS to the holders of GM's Class E Common Stock in a transaction that was tax-free for U.S. federal income tax purposes. In connection therewith, EDS paid GM a one-time inter-company payment of $500.0 million. Under the terms of the Split-Off, one share of EDS common stock was exchanged for each share of GM Class E Common Stock. In addition, General Motors and EDS entered into a new 10-year agreement under which EDS will continue to be GM's principal provider of information technology services.

          The effects of purchase accounting adjustments reflected in GM's Consolidated Financial Statements that are applicable to EDS were not material to the Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995. At June 30, 1996, the remaining carrying value of such purchase accounting adjustments would not be material to EDS' Consolidated Financial Statements.

NOTE 2.  EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share for the three and six months ended June 30, 1996, have been calculated in accordance with Accounting Principles Board Opinion (APB) No. 15, Earnings Per Share. Weighted average shares outstanding were 486.3 million and 485.4 million for the three and six months ended June 30, 1996, respectively. Earnings per share for the three and six months ended June 30, 1995, represent earnings attributable to GM Class E Common Stock, and were calculated based on the relative amounts available for the payment of dividends to holders of such stock. Amounts calculated under this method are not materially different from amounts calculated utilizing the weighted average shares of EDS stock outstanding during those periods, including Common Stock equivalents.

NOTE 3.  NEW ACCOUNTING STANDARDS

          Effective January 1, 1996, EDS adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The effects of initially adopting SFAS No. 121 at January 1, 1996, were not material to EDS' unaudited condensed consolidated financial statements.

NOTE 4.  RESTRUCTURING ACTIVITIES AND ONE-TIME CHARGES

          During the three months ended June 30, 1996, the Company completed reviews of its worldwide business operations and market opportunities. Based on these reviews, the Company identified certain actions necessary to maintain and improve operating efficiencies and accelerate its move towards "user-centered" computing. In order to effect these actions, the Company adopted formal restructuring plans that consist of workforce reductions, asset writedowns, the exit of certain business activities, and the consolidation of facilities. The one-time charges included in the accompanying unaudited condensed consolidated financial statements have been recorded in connection with the restructuring and exit strategies that have been proposed and committed to by management.

Restructuring Charge

          The restructuring charge of approximately $286 million primarily includes costs associated with workforce reductions announced in April 1996. Expected workforce reductions of 4,700-5,000 employees consist of employees who accepted the Company's early retirement offer and employees who have been identified for involuntary termination under a planned workforce realignment. This workforce realignment affected a broad base of the Company's managerial, clerical, consulting and technical employees. The total employee-related termination and early retirement offer charges amounted to approximately $275 million, $136 million of which relates to special termination benefits under the Company's defined benefit pension plan. As of June 30, 1996, approximately 525 employees have been terminated and approximately $15 million has been paid in termination benefits related to the involuntary termination plan. A majority of all employee terminations will be completed by December 1996. The balance of the restructuring charge relates to other exit costs resulting from the closure and consolidation of facilities.

Asset Writedowns

          As part of its plan to maintain and improve operating efficiencies, EDS has written down certain of its assets by approximately $504 million during the quarter ended June 30, 1996. Of this amount, approximately $262 million relates to computer and other assets which have been written down to their estimated fair values, determined by external market quotes. These assets have been written down pursuant to SFAS No. 121 as a direct result of the Company's formal plans to consolidate four of its information processing centers and 15 stand-alone data centers, and to accelerate the refreshment of certain information technology assets. Such writedowns are required when the carrying value of assets currently held for use exceed their expected future undiscounted cash flows, including expected cash flows resulting from eventual disposition. Also, included in this charge are asset writedowns of approximately $69 million incurred as a direct result of the Company's decision to ultimately discontinue certain business activities in the communications business sector. Additionally, the Company has written down certain of its inventory by approximately $32 million to net realizable value as a direct result of its decision to exit the computer product reseller market and to broker the sale of such inventory.

          In addition to the items above, certain equipment and other assets have been written down based on the projected use of such assets. Approximately $21 million of these assets are related to a customer in reorganization and in the process of being acquired by a third party. The remaining balance of the charge for asset writedowns consists primarily of fixed assets, software licenses and other assets which no longer will be used to support the Company's operations because of its exit decisions.

Other Charges

          Also included in the accompanying unaudited condensed consolidated financial statements is approximately $60 million charged to cost of revenues, the largest portion of which relates to current assets written down in connection with the Company's decision to exit certain business activities. The balance of the charge to cost of revenue relates to changes in estimated contract costs. In addition, all costs directly associated with the Split-Off activities have been charged to expense.

NOTE 5.  ACCUMULATED DEPRECIATION AND AMORTIZATION

          Property and equipment is stated net of accumulated depreciation of $3,727.8 million and $3,319.4 million at June 30, 1996 and December 31, 1995, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,085.5 million and $908.1 million at June 30, 1996 and December 31, 1995, respectively.

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

SPLIT-OFF OF EDS

          On June 7, 1996, GM split-off (the "Split-Off") EDS to the holders of GM's Class E Common Stock in a transaction that was tax-free for U.S. federal income tax purposes. In connection therewith, EDS and GM entered into a new Master Services Agreement (the "Master Services Agreement") with respect to IT services to be provided to GM, and EDS paid GM a one-time inter-company payment of $500.0 million (the "Special Inter-Company Payment"). Under the terms of the Split-Off, one share of EDS common stock was exchanged for each share of GM Class E Common Stock. The Split-Off was intended to accomplish three principal objectives: (i) the removal of limitations on EDS' ability to participate in major strategic alliances (including mergers and acquisitions which can be effected using EDS Common Stock); (ii) the removal of limitations on EDS' ability to obtain additional business from and establish new customer relationships with companies that compete with GM or its subsidiaries; and (iii) the enhancement of EDS' access to the capital necessary for investment in its future growth.

          The Master Services Agreement and certain related agreements between GM and EDS with respect to IT services (collectively, the "IT Services Agreements") stipulate that EDS will continue to serve as GM's principal supplier of IT services for a term of ten years, which may be extended by agreement of the parties, and that the IT services to be provided by EDS will generally be similar to those provided to GM prior to the Split-Off. Certain of the service arrangements applicable to particular units, sectors or other organizations within GM were extended for additional terms of between approximately one and three years beyond their previous expiration dates. In addition, under the IT Services Agreements, EDS will provide certain plant floor automation services in North America that it has not previously provided. The IT Services Agreements also made certain significant changes to the pricing and terms under which EDS will provide IT services to GM. Among other things, the IT Services Agreements provide that the rates charged by EDS to GM for certain information processing activities and communications services will be reduced and that the parties will work together to achieve increased targets for structural cost reductions. GM has also been given the right to competitively bid and, subject to certain restrictions, outsource a limited portion of its IT service requirements to third party providers. In addition, beginning in 1997, the payment terms relating to IT services provided by EDS will be revised over a two-year period to extend the due dates for payments from GM.

          EDS expects that the changes in its arrangements with GM could reduce its 1996 earnings per share by as much as $.14 (including $.07 in the first six months of 1996). The long-term impact of the terms of the IT Services Agreements cannot be precisely quantified at present, although such terms may have an adverse effect on operating margins unless EDS is able to effect reductions in the costs of providing services to GM. Although EDS plans to implement certain cost reduction measures, there can be no assurance as to the extent, if any, to which such measures will mitigate the possible adverse impact on its operating margins. In general, there can be no assurance that the terms of the IT Services Agreements would not have a material adverse effect in the long-term on the results of operations of EDS.

          The Special Inter-Company Payment was paid by EDS to GM at the date of the Split-Off. Interest costs related to the Special Inter-Company Payment are expected to be approximately $.03 per share in 1996. In addition to the Special Inter-Company Payment, EDS incurred approximately $45.5 million, or approximately $.06 per share in 1996, of one-time costs in connection with the formulation and implementation of the Split-Off.

          Statements about the effect of the Split-Off and the impact of the IT Services Agreements after the Split-Off are forward-looking statements, which by their nature are subject to numerous uncertainties that could cause actual results to vary.

RESTRUCTURING ACTIVITIES AND ONE-TIME CHARGES

          During the three months ended June 30, 1996, the Company completed reviews of its worldwide business operations and market opportunities. Based on these reviews, the Company identified certain actions necessary to maintain and improve operating efficiencies and accelerate its move towards "user-centered" computing. In order to effect these actions, the Company adopted formal restructuring plans that consist of workforce reductions, asset writedowns, the exit of certain business activities, and the consolidation of facilities. The one-time charges included in the accompanying unaudited condensed consolidated financial statements have been recorded in connection with the restructuring and exit strategies that have been proposed and committed to by management.

Restructuring Charge

          The restructuring charge of approximately $286 million primarily includes costs associated with workforce reductions announced in April 1996. Expected workforce reductions of 4,700-5,000 employees consist of employees who accepted the Company's early retirement offer and employees who have been identified for involuntary termination under a planned workforce realignment. This workforce realignment affected a broad base of the Company's managerial, clerical, consulting and technical employees and was designed to both reduce labor costs and change the skill mix of EDS' workforce. The total employee-related termination and early retirement offer charges amounted to approximately $275 million, $136 million of which relates to special termination benefits under the Company's defined benefit pension plan. As of June 30, 1996, approximately 525 employees have been terminated and approximately $15 million has been paid in termination benefits related to the involuntary termination plan. A majority of all employee terminations will be completed by December 1996. The balance of the restructuring charge relates to other exit costs resulting from the closure and consolidation of facilities.

Asset Writedowns

          As part of its plan to maintain and improve operating efficiencies, EDS has written down certain of its assets by approximately $504 million during the quarter ended June 30, 1996. Of this amount, approximately $262 million relates to computer and other assets which have been written down to their estimated fair values, determined by external market quotes. These assets have been written down pursuant to SFAS No. 121 as a direct result of the Company's formal plans to consolidate four of its information processing centers and 15 stand-alone data centers, and to accelerate the refreshment of certain information technology assets. Such writedowns are required when the carrying value of assets currently held for use exceed their expected future undiscounted cash flows, including expected cash flows resulting from eventual disposition. Also included in this charge are asset writedowns of approximately $69 million incurred as a direct result of the Company's decision to ultimately discontinue certain business activities in the communications business sector. In addition, the Company has written down certain of its inventory by approximately $32 million to net realizable value as a direct result of its decision to exit the computer product reseller market and to broker the sale of such inventory.

          In addition, certain equipment and other assets have been written down based on the projected use of such assets. Approximately $21 million of these assets are related to a customer in reorganization and in the process of being acquired by a third party. The remaining balance of the charge for asset writedowns consists primarily of fixed assets, software licenses and other assets which no longer will be used to support the Company's operations because of its exit decisions.

Other Charges

          Also included in the accompanying unaudited condensed consolidated financial statements is approximately $60 million charged to cost of revenues, the largest portion of which relates to current assets written down in connection with the Company's decision to exit certain business activities. The balance of the charge to cost of revenue relates to changes in estimated contract costs. In addition, all costs directly associated with the Split-Off activities have been charged to expense.

          EDS expects that any restructuring actions implemented by it will result in savings commencing in the third quarter of 1996. The amount and timing of these savings, while difficult to quantify precisely, are expected to gradually build to approximately $50 million per quarter ($.07 per share) by 1997 and continue at that approximate level through 1998. During this period, these savings will be available to offset the anticipated negative impact to earnings per share from the changes in the Master Services Agreement and for reinvestment to position the Company for the future.

          Statements about the effect of EDS' actions and savings from the charges are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary.

RESULTS OF OPERATIONS

          Revenues. Total systems and other contracts revenues for the quarter ended June 30, 1996, rose $547.7 million, or 19%, over the corresponding quarter in 1995 to $3,497.8 million. Revenues from non-GM customers for the quarter ended June 30, 1996, rose 24% to $2,447.3 million compared to $1,967.6 million for the same period in 1995.

          Revenues from non-GM customers comprised 70% and 67% of total revenues for the three months ended June 30, 1996 and 1995, respectively. While it is anticipated that GM will continue to contribute a significant portion of total systems and other contracts revenues, EDS expects the percentage of revenues from GM and its affiliates to continue to decline as revenues from other customers continue to increase.

          Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues increased to 81% for the three months ended June 30, 1996, compared with 78% for the corresponding period in 1995. For the three and six month periods ended June 30, 1996, cost of revenues includes approximately $60 million in one-time costs. See "Restructuring Activities and One-time Charges" above. Cost as a percentage of revenues has increased due to higher labor costs for skilled workforce and pricing pressures for new business as a result of the increasingly competitive environment in which EDS operates. This environment results in part from a long-term trend of convergence occurring in the computing, communications and media/entertainment sectors of the information industry. EDS is addressing this environment in part through expected efficiencies to be gained from its restructuring activities described above and its value-added business approach. Selling, general and administrative expenses as a percentage of systems and other contracts revenues were 9% for the three months ended June 30, 1996, down from 10% in the corresponding period in 1995 due to the Company's ability to leverage off the fixed nature of certain of these costs.

          Interest and Other Income, Net. Interest and other income, net decreased $3.2 million in the second quarter of 1996 to $(19.2) million, compared with $(16.0) million in 1995. The primary reason for the decrease in 1996 was interest expense associated with the issuance in May, 1995, of $350.0 million of 6.85% notes due May 15, 2000 (the "Five-year Notes") and $300.0 million of 7.125% notes due May 15, 2005 (the "Ten-year Notes"), as well as from other borrowings. The Company expects additional interest expense beginning in the third quarter as a result of its financing of the Special Inter-Company Payment through borrowings under its existing commercial paper facility.

          Net Income (Loss). For the three month period ended June 30, 1996, EDS incurred a net loss of $326.5 million, or $.67 per share, compared to net income of $226.9 million, or $.47 per share, for the corresponding period of 1995. Earnings (loss) per share for the second quarter of 1996 were negatively impacted by $1.18 per share related to the $850 million one-time charges and $45.5 million of one-time split-off costs. In addition, earnings (loss) per share for the second quarter were negatively impacted by $.04 per share as a result of certain rate adjustments under the terms of the new 10-year Master Services Agreement entered into by EDS and GM.

          In the first six months of 1996, return on assets and return on stockholders' equity have been significantly impacted by the $850 million one-time charges and the $45.5 million one-time split-off costs discussed above. Overall, the capital intensity of EDS' business is increasing, as customers frequently require front-end investments in computers and telecommunications equipment, software, and other property and equipment. These types of investments have caused return on assets to decline. EDS' effective tax rate remained constant at 36% for the three months ended June 30, 1996 and 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1996, EDS held cash and cash equivalents of $565.1 million, had working capital of $1,236.2 million, and a current ratio of 1.4-to-
1. This compares to cash equivalents of $548.9 million, $1,120.1 million in working capital and a current ratio of 1.3-to-1 at December 31, 1995. The increase in working capital primarily results from a decrease in accounts payable.

          In May 1995, EDS issued Five-year and Ten-year notes. During the second quarter of 1996, EDS issued an additional $369.1 million of commercial paper. EDS' capitalization at June 30, 1996, consisted of $2,474.9 million in noncurrent notes payable and $4,276.7 million in stockholders' equity. Total debt was $2,718.6 million at June 30, 1996, which consisted of short- and long-term notes payable. This compared with total debt of $2,100.6 million at December 31, 1995. The total debt-to-capital ratio (which includes current notes payable as a component of capital) was 39% at June 30, 1996, and 30% at December 31, 1995. The ratio of non-current debt to capital was 37% at June 30, 1996 and 27% at December 31, 1995. At June 30, 1996, EDS had unused uncommitted short-term lines of credit totaling $772.5 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for EDS' commercial paper borrowings. At June 30, 1996, and December 31, 1995, EDS had total committed lines of credit of $2,515.5 million.

          Cash flows from operations decreased $189.9 million during the second quarter of 1996 to $108.2 million compared with the second quarter of 1995 due primarily to increases in prepaid and other assets, decreases in deferred revenue and taxes payable, and a decrease in net income as a result of the one-time charges. Cash used in investing activities during the second quarter of 1996 was $271.8 million compared with $512.6 million in the corresponding period of last year. Net cash used in financing activities was $201.9 million in the second quarter of 1996 compared with net cash provided by financing activities of $292.8 million in the corresponding period of last year.

          EDS paid cash dividends to GM totaling $573.1 million for the second quarter of 1996, and $62.9 million for the same period in 1995. Included in the 1996 amount is the $500.0 million Special Inter-Company Payment made to GM in connection with the Split-Off.

          EDS expects that its principal uses of funds for the foreseeable future will be for capital expenditures, debt repayments and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. EDS' projected capital expenditures for 1996 are approximately $1,400.0 million to $1,700.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities by EDS, as well as capital requirements for new business. EDS anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year.

          The service agreements between EDS and GM that existed prior to the Split-Off provided for GM to pay EDS on the 15th day of the month in which services are provided with respect to a substantial portion of services. Under the IT Services Agreements, there will be a transition over a two-year period, beginning in 1997, to payment on the 20th day of the month following service for all agreements which do not already have payment terms at least that favorable to GM. These revised payment terms are expected to result in an increase in EDS' working capital requirements. EDS will obtain the funds for this working capital impact through borrowings under its existing commercial paper or bank credit facilities. EDS currently anticipates that it will seek to refinance such commercial paper or bank borrowings as part of its general plan to extend maturities of its indebtedness.

          The competitive environment and changing market forces are increasing the capital intensity of EDS' business. Increasing amounts of capital will be required by EDS in order to make investments in acquisitions, joint ventures, and strategic alliances in other parts of the information industry and in new product development. In addition, information technology customer contracts frequently now require front-end investments in computers and telecommunications equipment, software, and other property and equipment. For these reasons, EDS' ability to continue to access the capital markets on an efficient basis will become increasingly important to its ability to compete effectively.

          The Split-Off was intended, among other things, to afford EDS more flexible access to capital markets to meet its growing needs without regard to competing considerations of GM and its affiliates. EDS may over time incur substantially more debt than it had while a subsidiary of GM. As a result, EDS' financial leverage may increase in the future. To the extent that EDS would become more highly leveraged, EDS may be required to pay higher interest rates on its outstanding borrowings. In order to provide the funds necessary for EDS' future acquisition and expansion goals, EDS expects that it might incur, from time to time, additional bank financing and/or issue equity or debt securities, depending on market and other conditions.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

          As previously reported, three suits challenging the split-off (the "Split-Off") of EDS from GM, Stephen A. Solomon v. General Motors Corporation, et al., TRV Holding Company v. General Motors Corporation, et al., and Melvin Ward et al. v. General Motors Corporation, et al. were consolidated. The consolidated case purports to be a class action brought on behalf of the former holders of GM's Class E common stock, all of which was exchanged for EDS common stock in connection with the Split-Off, as well as a double derivative action brought on behalf of EDS against certain present and former directors of GM and certain former directors of EDS (all of whom were also directors or officers of GM). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. On May 23, 1996, plaintiffs withdrew their application for expedited proceedings and preliminary injunctive relief and on June 7, 1996 the Split-Off was consummated. Since then, plaintiffs have advised that they intend to move to file a third amended consolidated complaint. EDS believes that the suits are without merit and, to the extent it is a party thereto, intends to defend them vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT
     NUMBER                   DESCRIPTION
     ---------------------------------------------------------------------------
     [S]
     10(m) Form of Change of Control Agreement entered into by EDS and each of its executive officers (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-3 (File No. 333-06655))

     27     Financial Data Schedule (for SEC information only)


(b)  Reports on Form 8-K

            The following three reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996: (i) Current Report on Form 8-K dated April 23, 1996 reporting Item 5 - Other Events (including the audited consolidated balance sheets of the Registrant as of December 31, 1995 and 1994 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1995) and
     Item 7 - Exhibits; (ii) Current Report on Form 8-K dated June 7, 1996 reporting a press release under Item 5 -Other Events and Item 7 - Exhibits; and (iii) Current Report on Form 8-K dated June 18, 1996 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           ELECTRONIC DATA SYSTEMS
                                                 CORPORATION
                              --------------------------------------------------
                                                 (Registrant)


                           By               /s/ Joseph M. Grant
                             ---------------------------------------------------
                                     (Joseph M. Grant, Executive Vice
Date  August 12, 1996              President and Chief Financial Officer)
- ---------------------



                           By               /s/ H. Paulett Eberhart
                             ---------------------------------------------------
                                   (H. Paulett Eberhart, Vice President and
Date  August 12, 1996                            Controller)
- ---------------------