Form 10-Q
period 1996-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1996-11-13
CIK 1007456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                                    -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission file number     01-11779
                        --------------


                      Electronic Data Systems Corporation
                      -----------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                                75-2548221
          --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  5400 Legacy Drive, Plano, Texas  75024-3199
                  -------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (972) 604-6000
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

     As of October 23, 1996, there were outstanding 486,478,744 shares of the registrant's Common Stock, $.01 par value per share.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.
                                                                        --------
Part I -- Financial Information (Unaudited)

     Item 1.  Financial Statements

          Condensed Consolidated Statements of Operations...............    3

          Condensed Consolidated Balance Sheets.........................    4

          Condensed Consolidated Statements of Cash Flows...............    5

          Notes to Condensed Consolidated Financial Statements..........    6

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    8

Part II -- Other Information

     Item 1.  Legal Proceedings.........................................   14

     Item 6.  Exhibits and Reports on Form 8-K..........................   14

Signatures..............................................................   15

Exhibit 10(n) First Amendment to Revolving Credit and Term Loan Agreement dated September 25, 1996 among EDS and the Lenders identified therein.
Exhibit 10(o) First Amendment to Multi-Currency Revolving Credit Agreement dated September 25, 1996 among EDS and the Lenders identified therein.
Exhibit 27     Financial Data Schedule (for SEC information only)

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS



             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                        --------------------      --------------------
                                                          1996        1995          1996        1995
                                                        --------    --------      --------    --------

Systems and other contracts revenues                    $3,570.5    $3,073.7      $10,435.2   $8,800.1
                                                        --------    --------      ---------   --------

Costs and expenses
    Cost of revenues                                     2,811.1     2,386.1        8,354.9    6,857.4
    Selling, general, and administrative                   345.4       307.0          963.4      872.4
    Restructuring charge                                      --          --          285.6         --
    Asset writedowns                                          --          --          503.9         --
                                                        --------    --------      ---------   --------
               Total costs and expenses                  3,156.5     2,693.1       10,107.8    7,729.8
                                                        --------    --------      ---------   --------

Operating income                                           414.0       380.6          327.4    1,070.3
One-time split-off costs                                      --          --          (45.5)        --
Interest and other income, net                               2.2         3.4          (34.0)     (24.3)
                                                        --------    --------      ---------   --------
Income before income taxes                                 416.2       384.0          247.9    1,046.0
Provision for income taxes                                 149.8       138.3           89.2      376.6
                                                        --------    --------      ---------   --------
Net income                                              $  266.4    $  245.7      $   158.7   $  669.4
                                                        ========    ========      =========   ========

Earnings per share                                      $  0 .55    $   0.51      $    0.33   $   1.40
                                                        ========    ========      =========   ========



      See accompanying Notes to Condensed Consolidated Financial Statements.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                        SEPTEMBER 30,   DECEMBER 31,
                                            1996            1995
                                        -------------   ------------
                                         (UNAUDITED)
ASSETS
Current assets
    Cash and cash equivalents             $   613.1       $   548.9
    Accounts receivable                     3,175.1         3,169.0
    Other current assets                      653.1           663.6
                                          ---------       ---------
         Total current assets               4,441.3         4,381.5
                                          ---------       ---------

Property and equipment, net                 3,088.5         3,242.4
                                          ---------       ---------

Operating and other assets
    Land held for development, at cost         95.3           105.1
    Investment in leases and other          1,527.3         1,573.5
    Software, goodwill, and other           1,458.1         1,529.9
     intangibles, net                     ---------       ---------
        Total operating and other assets    3,080.7         3,208.5
                                          ---------       ---------
Total Assets                              $10,610.5       $10,832.4
                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                      $   540.5       $   603.9
    Accrued liabilities                     1,617.9         1,704.5
    Deferred revenue                          562.5           629.3
    Income taxes                               44.7            75.9
    Notes payable, current portion            220.6           247.8
                                          ---------       ---------
       Total current liabilities            2,986.2         3,261.4

Deferred income taxes                         517.3           739.7
Notes payable, less current portion         2,410.7         1,852.8

Redeemable preferred stock of
 subsidiary and minority interests            160.0              --

Stockholders' equity
  Common stock, without par value;
    authorized 1,000 shares; issued and
    outstanding 483.7 shares at
    December 31, 1995                            --           517.7
  Common stock, $.01 par value; 2,000
    shares authorized; 487.6 shares
    issued at September 30, 1996                4.9              --
  Additional paid-in capital                  648.1              --
  Retained earnings                         3,896.3         4,460.8
  Less - cost of treasury shares,
    1.2 shares at September 30, 1996,
    none at December 31, 1995                 (13.0)             --
                                          ---------       ---------
  Total stockholders' equity                4,536.3         4,978.5
                                          ---------       ---------
Total Liabilities and Stockholders'
 Equity                                   $10,610.5       $10,832.4
                                          =========       =========

    See accompanying Notes to Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                   --------------------       ---------------------
                                                     1996        1995           1996        1995
                                                   -------    ---------       ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES          $  521.9   $   287.1       $ 1,142.2   $   713.1
                                                   --------   ---------       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities          14.9        38.6            52.3       128.5
  Proceeds from investment in leases and other
    assets                                             26.7         9.1           130.5        81.9
  Payments for purchase of property and equipment    (326.3)     (270.7)         (817.8)     (879.1)
  Payments for investments in leases and other
    assets                                            (72.1)      (49.9)         (214.6)     (277.6)
  Payments related to acquisitions, net of cash
    acquired                                           (9.9)      (99.4)          (46.9)     (226.5)
  Payments for purchase of software and other
    intangibles                                       (58.9)      (17.4)          (85.5)      (71.4)
  Payments for purchase of marketable securities      (21.5)      (25.8)          (67.7)      (73.6)
  Other                                                11.1         6.9            28.5         9.6
                                                   --------   ---------       ---------   ---------
      Net cash used in investing activities          (436.0)     (408.6)       (1,021.2)   (1,308.2)
                                                   --------   ---------       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                       4,249.6     1,608.1         8,186.9     5,961.7
  Payments on notes payable                        (4,426.3)   (1,401.7)       (7,741.7)   (5,228.5)
  Net increase (decrease) in current notes
    payable with maturities less than 90 days          91.0       (41.5)           91.0          --
  Proceeds from sale of redeemable preferred
    stock of subsidiary and minority interests        103.5          --           103.5          --
  Employee stock transactions and related tax
    benefits                                           17.3         5.7            34.8        25.2
  Cash dividends paid                                 (72.8)      (62.8)         (718.5)     (188.3)
                                                   --------   ---------       ---------   ---------
    Net cash provided by (used in) financing
      activities                                      (37.7)      107.8           (44.0)      570.1
                                                   --------   ---------       ---------   ---------
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                               (0.2)       (5.7)          (12.8)       (2.4)
                                                   --------   ---------       ---------   ---------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                        48.0       (19.4)           64.2       (27.4)
Cash and Cash Equivalents at Beginning of Period      565.1       600.2           548.9       608.2
                                                   --------   ---------       ---------   ---------
Cash and Cash Equivalents at End of Period         $  613.1   $   580.8       $   613.1   $   580.8
                                                   ========   =========       =========   =========




      See accompanying Notes to Condensed Consolidated Financial Statements.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SPLIT-OFF FROM GENERAL MOTORS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the Company's 1995 audited consolidated financial statements and notes thereto included in the Current Report on Form 8-K filed April 23, 1996.

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

    The effects of purchase accounting adjustments reflected in GM's Consolidated Financial Statements that are applicable to EDS were not material to the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995. At September 30, 1996, the remaining carrying value of such purchase accounting adjustments would not be material to EDS' Consolidated Financial Statements.

    Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

NOTE 2.  EARNINGS PER SHARE

    Earnings per share for the three and nine months ended September 30, 1996, have been calculated in accordance with Accounting Principles Board Opinion
(APB) No. 15, Earnings Per Share. Weighted average shares outstanding were 485.9 million and 485.5 million for the three and nine months ended September 30, 1996, respectively. Earnings per share for the three and nine months ended September 30, 1995, represent earnings attributable to GM Class E Common Stock, and were calculated based on the relative amounts available for the payment of dividends to holders of such stock. Amounts calculated under this method are not materially different from amounts calculated utilizing the weighted average shares of EDS stock outstanding during those periods, including common stock equivalents.

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

Restructuring Charge

    The restructuring charge of approximately $286 million primarily includes costs associated with workforce reductions announced in April 1996. Expected workforce reductions of 4,700-5,000 employees consist of employees who accepted the Company's early retirement offer and employees who have been identified for involuntary termination under a planned workforce realignment. This workforce realignment affected a broad base of the Company's managerial, clerical, consulting and technical employees. The total employee-related termination and early retirement offer charges amounted to approximately $275 million, $136 million of which relates to special termination benefits under the Company's defined benefit pension plan. As of September 30, 1996, 1,743 employees accepted the early retirement offer and approximately 1,341 employees have been involuntarily terminated. Approximately $56 million has been paid in termination benefits related to the involuntary termination plan. A majority of all employee terminations will be completed by December 1996. The balance of the restructuring charge relates to other exit costs resulting from the closure and consolidation of facilities.

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

Other Charges

    Also included in the accompanying unaudited condensed consolidated financial statements is approximately $60 million charged to cost of revenues during the quarter ended June 30, 1996, the largest portion of which relates to current assets written down in connection with the Company's decision to exit certain business activities. The balance of the charge to cost of revenue relates to changes in estimated contract costs. In addition, all costs directly associated with the Split-Off activities, amounting to $45.5 million, have been charged to expense.

NOTE 5.  ACCUMULATED DEPRECIATION AND AMORTIZATION

    Property and equipment is stated net of accumulated depreciation of $3,761.9 million and $3,319.4 million at September 30, 1996 and December 31, 1995, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,050.8 million and $908.1 million at September 30, 1996 and December 31, 1995, respectively.

NOTE 6.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

    A consolidated subsidiary of the Company issued 65 million shares of redeemable preferred stock for approximately $101.2 million, or $1.56 per share, in the third quarter. Holders of the preferred shares have the right to redeem such shares in 2003 for cash equal to the issue amount plus cumulative unpaid dividends. Dividends on such preferred shares are cumulative from the effective date of issue at a fixed rate of 7.7%. The preferred shares are nonvoting and provide the holder with a priority position with respect to any class of the issuing subsidiary's stock in the event of dissolution. The Company may call such shares for an amount equal to the issue amount plus cumulative unpaid dividends upon the fifth anniversary of the issue date. Since redemption rights are provided to the holders of the preferred shares, the Company has classified such shares as redeemable preferred stock on the accompanying consolidated condensed balance sheet.


ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    EDS is a provider of information technology ("IT") services using computer and communication technologies to meet the business needs of its clients. EDS offers its clients a continuum of services, including management consulting, systems development, systems integration, systems management and process management.

FORWARD LOOKING STATEMENTS

    All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include the estimated impact of certain factors on EDS' 1996 fourth quarter results, the estimated impact of changes to EDS' agreements with General Motors Corporation ("GM"), estimates of earnings per share for the fourth quarter of 1996 and for the year ended December 31, 1996, and the amount and timing of cost savings expected to be obtained from EDS' restructuring announced in the second quarter of 1996. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of EDS may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by EDS, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog, and industry growth rates and EDS' performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of EDS' control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the information technology industry, and the impact of such competition on pricing, revenues and margins; the market acceptance of new product or service offerings that offer higher margins than traditional product or service offerings, and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts, including the financial performance of EDS' contracts with GM; the degree to which EDS can improve productivity; general economic conditions; the degree to which business entities continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel.

    EDS disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

SPLIT-OFF OF EDS

    On June 7, 1996, GM split-off (the "Split-Off") EDS to the holders of GM's Class E Common Stock in a transaction that was tax-free for U.S. federal income tax purposes. In connection therewith, EDS and GM entered into a new Master Services Agreement (the "Master Services Agreement") with respect to IT services to be provided to GM, and EDS paid GM a one-time inter-company payment of $500.0 million (the "Special Inter-Company Payment"). Under the terms of the Split-Off, one share of EDS common stock was exchanged for each share of GM Class E Common Stock. See Note 1 to the accompanying unaudited financial statements.

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

     Total revenues from GM for 1996 are anticipated to increase over 1995. Although the impact on earnings per share of the changes in EDS' arrangements with GM cannot be precisely quantified, EDS estimates that such changes could reduce its 1996 earnings per share by as much as $0.14. The longer-term impact of the terms of the IT Services Agreements cannot be precisely quantified, although such terms may have an adverse effect on revenues and on operating margins unless EDS is able to continue to effect cost reduction measures in the services provided to GM. There can be no assurance that the terms of the IT Services Agreements will not have a material adverse effect in the long-term on the results of operations of EDS.

    The Special Inter-Company Payment was paid by EDS to GM at the date of the Split-Off. Interest costs related to the Special Inter-Company Payment are expected to be approximately $.03 per share in 1996. In addition to the Special Inter-Company Payment, in the second quarter of 1996 EDS incurred approximately $45.5 million, or $.06 per share, of one-time costs in connection with the formulation and implementation of the Split-Off.

RESTRUCTURING ACTIVITIES AND ONE-TIME CHARGES

    During the three months ended June 30, 1996, the Company completed reviews of its worldwide business operations and market opportunities. Based on these reviews, the Company identified certain actions necessary to maintain and improve operating efficiencies and accelerate its move towards "user-centered" computing. In order to effect these actions, the Company adopted formal restructuring plans that consist of workforce reductions, asset writedowns, the exit of certain business activities, and the consolidation of facilities. The one-time charges totaling $850.0 million recorded in the second quarter of 1996 and included in the accompanying unaudited financial statements have been made in connection with the restructuring and exit strategies that have been proposed and committed to by management. See Note 4 to the accompanying unaudited financial statements.

RESTRUCTURING CHARGE

    The restructuring charge of approximately $286 million primarily includes costs associated with workforce reductions announced in April 1996. Expected workforce reductions of 4,700-5,000 employees consist of employees who accepted the Company's early retirement offer and employees who have been identified for involuntary termination under a planned workforce realignment. This workforce realignment affected a broad base of the Company's managerial, clerical, consulting and technical employees and was designed both to reduce labor costs and change the skill mix of EDS' workforce. The total employee-related termination and early retirement offer charges amounted to approximately $275 million, $136 million of which relates to special termination benefits under the Company's defined benefit pension plan. As of September 30, 1996, 1,743 employees had accepted the early retirement offer and approximately 1,341 employees had been terminated. As of such date, approximately $56 million has been paid in termination benefits related to the involuntary termination plan. A majority of all employee terminations are expected to be completed by December 1996. The balance of the restructuring charge relates to other exit costs resulting from the closure and consolidation of facilities.

ASSET WRITEDOWNS

    As part of its plan to maintain and improve operating efficiencies, EDS wrote down certain of its assets by approximately $504 million during the quarter ended June 30, 1996. As expanded upon in Note 4 to the third quarter 1996 unaudited financial statements, the components of the writedown includes:
$262 million related to computer and other assets; $69 million related to the exit of certain business activities in the communications business sector; $32 million related to the exit from the computer product reseller market; $21 million related to a customer in reorganization and other writedowns relating to assets which no longer will be used to support the Company's operations because of its exit decisions.

OTHER CHARGES

    Also included in the accompanying unaudited financial statements for the nine months ended September 30, 1996 is approximately $60 million charged to cost of revenues in the quarter ended June 30, 1996, the largest portion of which relates to current assets written down in connection with the Company's decision to exit certain business activities. The balance of the charge to cost of revenue relates to changes in estimated contract costs. In addition, $45.5 million of costs directly associated with the Split-Off activities have been charged to expense.

    The implementation of the restructuring actions resulted in savings commencing in the third quarter of 1996 and, although the amount and timing of future savings are difficult to quantify precisely, are expected to build to approximately $50 million per quarter ($.07 per share) by 1997 and continue at that approximate level through 1998. During this period, these savings are expected to be available to offset the anticipated negative impact to earnings per share from the changes in the IT Services Agreements and for reinvestment to position the Company for the future.

RECENT ANNOUNCEMENT

    On November 5, 1996, EDS announced that slower new contract signings in the first six months of 1996, a reduction in anticipated spending by the U.S. Department of Defense under certain EDS contracts, and a receivable due from a customer in bankruptcy proceedings would reduce fourth quarter earnings per share by $.06 to $.08 per share. EDS also announced that it was comfortable with 1996 earnings estimates of $2.07 to $2.09 per share, prior to a previously announced, one-time charge and costs related to its split-off from GM ($.89 to $.91 earnings per share after the one-time charge and Split-Off costs).

RESULTS OF OPERATIONS

    Revenues. Total systems and other contracts revenues for the quarter ended September 30, 1996, rose $496.8 million, or 16%, over the corresponding quarter in 1995 to $3,570.5 million. Total revenues for the nine months ended September 30, 1996 increased $1,635.1 million, or 19%, to $10,435.2 million. EDS anticipates that the impact of slower new contract signings in the first half of 1996 and the reduction in anticipated U.S. Department of Defense spending under certain EDS contracts may impact the rate of revenue growth into 1997.

    Revenues from non-GM customers for the quarter ended September 30, 1996, rose 19% to $2,516.2 million compared to $2,107.8 million for the same period in 1995. Revenues from non-GM customers for the nine months ended September 30, 1996 increased 24% to $7,368.2 million compared to $5,953.7 million for the same period in 1995. For both the three and nine months ended September 30, 1996, revenues from non-GM customers increased principally due to new contract signings and acquisitions, including the acquisition of A.T. Kearney on August 31, 1995.

    Revenues from non-GM customers comprised 70% and 69% of total revenues for the three months ended September 30, 1996 and 1995, respectively. Revenues from non-GM customers comprised 71% and 68% of total revenues for the nine months ended September 30, 1996 and 1995, respectively. While it is anticipated that GM will continue to contribute a significant portion of total systems and other contracts revenues, EDS expects the percentage of revenues from GM and its affiliates to continue to decline as revenues from other customers continue to increase.

    Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues increased to 79% for the three months ended September 30, 1996, compared with 78% for the corresponding period in 1995. For the nine months ended September 30, 1996, cost of revenues as a percentage of systems and other contracts revenues increased to 80% from 78% in the corresponding period in 1995. For the nine month period ended September 30, 1996, cost of revenues includes approximately $60 million in one-time costs.
See "-- Restructuring Activities and One-time Charges" above. Cost as a percentage of revenues has increased due to higher labor costs for skilled workforce and pricing pressures for new business as a result of the increasingly competitive environment in which EDS operates. EDS is addressing this environment in part through expected efficiencies to be gained from its restructuring activities described above and its value-added business approach that includes the development and marketing of new service offerings. Selling, general and administrative expenses as a percentage of systems and other contracts revenues was 10% for both the three months ended September 30, 1996 and the corresponding period in 1995. Selling, general and administrative expenses as a percentage of systems and other contracts revenues for the nine months ended September 30, 1996 decreased to 9% from 10% in the corresponding period in 1995 due to the Company's ability to leverage off the fixed nature of certain of these costs.

    Operating Income. Operating income increased $33.4 million for the third quarter of 1996 when compared to the comparable period in 1995. For the nine months ended September 30, 1996 operating income decreased $742.9 million (including certain one-time charges discussed above) to $327.4 million when compared to the respective period in 1995. Operating margins for the three months ended September 30, 1996 declined to 11.6% from 12.4% in 1995. For the nine months ended September 30, 1996 operating margins declined to 3.1% (including certain one-time charges discussed above) from 12.2% in 1995.
See "-- Costs and Expenses" above.

    Interest and Other Income, Net. Interest and other income, net decreased $1.2 million in the third quarter of 1996 to $2.2 million, compared with $3.4 million in 1995. For the nine months ended September 30, 1996 interest and other income, net decreased $9.7 million to $(34.0) million, and includes interest expense of $109.4 million for 1996 and $80.4 million for 1995. Interest expense for the three months ended September 30, 1996 increased $5.0 million to $37.0 million when compared with the corresponding period in 1995 primarily due to an increase in outstanding commercial paper in the second quarter of 1996 which was used principally for the financing of the Special Inter-Company Payment and the one-time costs in connection with the formulation and implementation of the Split-Off. The third quarter of 1996 included gains resulting from the sales of nonoperating assets, principally real property, of approximately $26.1 million.

    Net Income. For the three and nine month periods ended September 30, 1996, EDS' net income increased 8% to $266.4 million and decreased 76% to $158.7 million, respectively, when compared with net income of $245.7 million and $669.4 million for the respective periods of last year. Earnings per share for the nine months ended September 30, 1996 were negatively impacted by $1.18 per share related to the $850 million one-time charges and $45.5 million of one-time split-off costs.

    In the first nine months of 1996, return on assets and return on stockholders' equity have been significantly impacted by the $850 million one-time charges and the $45.5 million one-time split-off costs discussed above. Overall, the capital intensity of EDS' business is increasing, as customers frequently require front-end investments in computers and telecommunications equipment, software, and other property and equipment. These types of investments have caused return on assets to decline. EDS' effective tax rate remained constant at 36% for the three months ended September 30, 1996 and 1995.

    EDS and its customers may, from time to time, modify their contractual arrangements. For customer contracts accounted for under the percentage of completion method, such changes are reflected in results of operations as a cumulative change in accounting estimate in the period the revisions are determined.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, EDS held cash and cash equivalents of $613.1 million, had working capital of $1,455.1 million, and a current ratio of 1.5-to-1. This compares to cash equivalents of $548.9 million, $1,120.1 million in working capital and a current ratio of 1.3-to-1 at December 31, 1995. The increase in working capital primarily results from increases in cash and cash equivalents and decreases in accounts payable, accrued liabilities, and deferred revenue.

    During the third quarter of 1996, EDS' total outstanding commercial paper balance decreased by $47.9 million to $1,664.2 million. EDS' capitalization at September 30, 1996, consisted of $2,410.7 million in noncurrent notes payable and $4,536.3 million in stockholders' equity. Total debt was $2,631.3 million at September 30, 1996, which consisted of short- and long-term notes payable. This compared with total debt of $2,100.6 million at December 31, 1995. The total debt-to-capital ratio (which includes current notes payable as a component of capital) was 37% at September 30, 1996, and 30% at December 31, 1995. The ratio of non-current debt to capital was 35% at September 30, 1996 and 27% at December 31, 1995. These increases result primarily from an increase in outstanding commercial paper, which was attributable principally to the financing of the Special Inter-Company Payment and the one-time costs in connection with the Split-Off. At September 30, 1996, EDS had unused uncommitted short-term lines of credit totaling $623.5 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for EDS' commercial paper borrowings. At September 30, 1996, and December 31, 1995, EDS had total committed lines of credit of $2,515.5 million.

    Cash flows from operations increased $234.8 million during the third quarter of 1996 to $521.9 million compared with the third quarter of 1995 due primarily to decreases in accounts receivable. Cash used in investing activities during the third quarter of 1996 was $436.0 million compared with $408.6 million in the corresponding period of last year. Net cash used in financing activities was $37.7 million in the third quarter of 1996 compared with net cash provided by financing activities of $107.8 million in the corresponding period of last year. In the third quarter of 1996, one of the Company's subsidiaries issued approximately $101 million of redeemable preferred stock. See Note 6 to the accompanying unaudited financial statements.

    EDS paid cash dividends totaling $72.8 million for the third quarter of 1996, and $62.8 million for the same period in 1995.

    EDS expects that its principal uses of funds for the foreseeable future will be for capital expenditures, debt repayments and working capital. Capital expenditures are expected to consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. EDS' capital expenditures for 1996 are expected to be approximately $1,200.0 million to $1,500.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities by EDS, as well as capital requirements for new business. EDS anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year.

    The service agreements between EDS and GM that existed prior to the Split-Off provided for GM to pay EDS on the 15th day of the month in which services are provided with respect to a substantial portion of services. Under the IT Services Agreements, there will be a transition over a two-year period, beginning in 1997, to payment on the 20th day of the month following service for all agreements which do not already have payment terms at least that favorable to GM. These revised payment terms are expected to result in an increase in EDS' working capital requirements. EDS intends to obtain the funds for this working capital impact through borrowings under its existing commercial paper or bank credit facilities. EDS currently anticipates that it will seek to refinance such commercial paper or bank borrowings as part of its general plan to extend maturities of its indebtedness.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    Reference is made to EDS' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 for information regarding certain litigation in connection with the split-off of EDS from GM.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT
     NUMBER          DESCRIPTION
     ---------------------------------------------------------------------------

     10(n) First Amendment to Revolving Credit and Term Loan Agreement dated September 25, 1996 among EDS and the Lenders identified therein.

     10(o) First Amendment to Multi-Currency Revolving Credit Agreement dated September 25, 1996 among EDS and the Lenders identified therein.

     27        Financial Data Schedule (for SEC information only)


(b)  Reports on Form 8-K

               During the quarter ended September 30, 1996, EDS filed a Current Report on Form 8-K dated July 16, 1996 reporting a press release under
     Item 5 - Other Events and Item 7 - Exhibits.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              ELECTRONIC DATA SYSTEMS
                                                    CORPORATION
                                       ---------------------------------------
                                                    (Registrant)

                                    By           /s/ Joseph M. Grant
                                       ---------------------------------------
Date  November 13, 1996                   (Joseph M. Grant, Executive Vice
-----------------------                 President and Chief Financial Officer)


                                    By           /s/ H. Paulett Eberhart
                                       ---------------------------------------
Date  November 13, 1996                (H. Paulett Eberhart, Vice President
-----------------------                          and Controller)