Form 10-K
period 1996-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1997-03-06
CIK 1007456

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission File No. 01-11779

                      ELECTRONIC DATA SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                      75-2548221
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)

      5400 Legacy Drive, Plano, Texas            75024-3199
 (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (972) 604-6000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
  Common Stock, $.01 Par Value                 New York Stock Exchange
                                               London Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .
                                               -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 18, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $22.7 billion.

     There were 487,160,497 shares of the registrant's common stock outstanding as of February 18, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference in Parts II and IV and portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 1997 are incorporated by reference in Part III.

                                    PART I


ITEM 1    BUSINESS

     Electronic Data Systems Corporation ("EDS") was incorporated in Delaware in 1994 and succeeded to the business and assets of Electronic Data Systems Corporation, a Texas corporation which was incorporated in 1962, at the time of the split-off (the "Split-Off") of EDS from General Motors Corporation ("GM") on June 7, 1996. In October 1984, GM acquired all of the capital stock of the Texas corporation, which prior to that time had been an independent, publicly held corporation. As a result of the Split-Off, EDS once again became an independent publicly held corporation with its Common Stock listed for trading on the New York and London Stock Exchanges.

     EDS is a world leader in applying information technology ("IT"), with 35 years of experience in using advanced computer and communications technologies to meet its clients' business needs. As of December 31, 1996, EDS employed approximately 100,000 persons and served clients in the United States and 41 other countries. Unless the context otherwise requires, references herein to EDS include its predecessor and subsidiaries.

Services

     EDS offers its clients a continuum of services worldwide, including the management of computers, networks, information systems, information processing facilities, business operations and related personnel, providing to its clients advantages in cost-effectiveness, speed of implementation and state-of-the-art technology. In delivering this continuum of services, EDS generally performs one or more of five basic functions:

     . Management Consulting Services. Through its A.T. Kearney subsidiary, EDS offers management consulting services, including business and market strategy, benchmarking and best practices analysis, business process reengineering, manufacturing and operations improvement, organizational effectiveness, global sourcing and logistics and supply chain management.

     . Creation of IT Systems--Systems Development. EDS designs, develops and implements information systems or adds features that may increase the capabilities of existing systems.

     . Assembly of IT Platforms--Systems Integration. EDS selects technologies and assembles integrated systems that may include software, hardware, telecommunications and systems support and maintenance.

     . Management of IT Operations--Systems Management. EDS assumes and manages the operation of part or all of a client's IT operations, which may include equipment, personnel, information processing systems and communications networks.

     . Management of Business Operations--Process Management. EDS manages an entire business function within the client's enterprise, which may include IT operations as well as other activities such as remittance processing, marketing, sales, customer service and training.

     EDS' service offerings continue to evolve in response to the rapid technological changes occurring within the computer industry. EDS offers a full range of internet related services to assist clients in participating in electronic markets. These services include the construction and operation of corporate intranets, interactive marketing services (website design, development, implementation and operation) and the application of internet and intranet technology to the conduct of electronic commerce among EDS' clients and their customers and suppliers.

     EDS is able to leverage its extensive technical infrastructure and other numerous resources to offer IT services at clients' sites or through large scale information processing centers or specialized distributed service centers located worldwide. EDS' digital telecommunications network, EDSNET(R), is capable of worldwide transmission of clients' voice, digital and video data using the integrated fiber optic, microwave and satellite facilities of what EDS believes is one of the world's largest digital telecommunications networks, excluding government networks and common carriers. EDS constantly examines and tests computer hardware and software offered by suppliers worldwide as part of its efforts to assess and use in its operations, and offer to EDS' clients, the technological improvements that continuously occur within the computer industry, including developments in distributed computing and client/server architecture. EDS has developed computer-aided software engineering tools to assist in generating new software to keep pace with rapidly evolving strategies involving hardware technologies and information processing theories and to facilitate the rapid deployment of its products and services to the market.

Business Areas

     EDS conducts its sales, marketing and service activities on a global basis principally through business units that focus both geographically and vertically along the lines of specified industries. By combining the skills of an industry-focused business unit with a geographic business unit where appropriate, EDS is able to respond to a client's requirements with people who are knowledgeable about a specific industry and the client's business.

     Additionally, certain services provided by EDS are concentrated in specific business units which provide services directly to EDS clients as well as in coordination with EDS' geographical or vertical business units having primary responsibility for a particular client. These business units include EDS' A.T. Kearney management consulting subsidiary, EDS' Unigraphics unit which offers computer assisted design, manufacturing and engineering ("CAD," "CAM" and "CAE") software and services, EDS' direct marketing unit which offers telemarketing, customer service, data mining and data warehousing services and EDS' internet and new media unit.


     The industry areas to which EDS provides IT services can be broadly categorized as follows:

     . Manufacturing. EDS assists numerous manufacturing companies in their worldwide operations and in their implementation of global competitive strategies, providing them with advanced capabilities in information processing, information management and telecommunications. EDS offers manufacturing clients expertise in electronic data interchange, engineering information systems, integrated document processing, inventory control, materials handling, process control, synchronous manufacturing, artificial intelligence techniques and capabilities in CAD/CAM/CAE on an integrated basis.

     . Financial Services. EDS offers a full range of IT services to the global financial services industry. The industry's expansion of products and services has led to an unprecedented dependence on IT and its integration with a financial institution's business processes and strategy. Through strategic alliances and acquisitions, EDS has positioned itself to support a wide range of industry segments, including commercial banks, consumer finance companies, commercial insurance companies, investment banks, regional and community banks, credit unions, brokerage and securities firms, thrifts and mortgage lenders. EDS' services are augmented by a full range of industry-specific products and services, including data processing, automated teller machines ("ATMs"), debit and credit card services, voice and teller automation, item and remittance processing, cross-border funds transfer and currency exchange, consumer asset management, customer service technology, remote/home banking and business-process improvement.

     . Government. EDS performs IT services for national, state and local governments in the U.S. and around the world. At the national level, EDS targets its services at both civil and defense organizations with complex, large-scale information needs. Within state and local governments, key markets of EDS include human services, transportation, public safety and administration and finance. EDS' core competency for managing complexity and its proven ability to leverage process performance improvement techniques and technologies from the private sector into the public sector have allowed EDS to expand its government presence worldwide.

     . Communications. EDS offers a full spectrum of IT services to the global communications market in addition to industry specific technology platforms tailored to the information needs of each industry segment. These services include clearinghouse, roaming and billing services and systems for the wireless industry, information management and billing systems for the cable television industry, and operational support systems and billing systems for the telecommunications industry. EDS also offers multimedia-based services designed to satisfy the predicted demand of emerging full service network operators within the interactive multimedia segment.

     . Health. EDS offers IT services to companies in the health care industry, providing the management of information required in this highly regulated industry in a rapidly-changing, record-intensive environment. EDS' services go beyond traditional outsourcing and include solution sets to improve specific business areas, including sales and marketing, customer service and claims management.

     . Travel and Transportation. EDS' travel and transportation group offers IT services to customers worldwide in the air transportation, freight, computer reservation system, vehicle rental, travel agency, cruise line and hospitality industries. EDS' IT services to these industries are designed to meet customer requirements for reducing operating costs, improving quality and increasing responsiveness to rapidly changing market conditions.

     . Energy. EDS provides IT services on a global basis to companies in the petroleum, natural gas, chemical, pharmaceutical, mining and utility industries. EDS' services in the energy industry are intended to improve inventory control, reduce time to market, lower product cost, improve rate case approval, improve capacity planning and increase efficiency in regulatory and environmental compliance.

     In certain of these markets, EDS provides services, such as ATM and travel related services, directly to individual consumers.

Acquisitions and Strategic Alliances

     From time to time EDS has made acquisitions and entered into strategic alliances in an effort to obtain a competitive advantage or a new or expanded presence in targeted geographic or service markets. EDS believes that a convergence of the computing and software, communication, media and entertainment and electronic commerce industries is occurring and will continue. As a result, acquisitions, joint ventures and strategic alliances are expected to be increasingly important to EDS' ability to compete effectively.

Revenues

     EDS receives fees for all aspects of its continuum of services. The fees are generally paid pursuant to predetermined rates set forth in contracts. EDS' customer contracts generally have terms of one to 10 years. The following table sets forth the percentage of revenues for each of the years in the three-year period ended December 31, 1996 derived by EDS from the identified principal business areas.


                                               Percentage of Revenues
                                                for the Years Ended
         Business Area                             December 31,
         -------------                       --------------------------
                                              1996      1995      1994
                                              ----      ----      ----
Manufacturing...............................   45%       47%       49%
Financial Services..........................   14        14        14
Government..................................   13        12        10
Communications..............................    7         8         7
Health......................................    6         7         8
Travel and Transportation...................    4         4         4
Energy......................................    3         3         4
Other.......................................    8         5         4
                                             ----      ----      ----
        Total...............................  100%      100%      100%
                                             ----      ----      ----

     Other than GM, no one client accounted for more than 5% of EDS' total revenues in 1996, 1995 or 1994.

Backlog

     EDS' backlog represents an estimate of the remaining future revenue from existing signed contracts. Using the best available information, EDS determines this estimate on an annual basis as of December 31 of each year. The estimate includes contracts which have a term of 12 months or longer and is calculated for each of the next ten years plus a summary amount for contracts with terms extending beyond such ten-year period. The EDS backlog estimate includes revenues expected under current terms of executed contracts, revenues from government contracts in which quantities are not definite but estimable, and a risk-adjusted estimate of renewals and extensions for those contracts which contain renewal or extension provisions.

     Changes in the backlog calculation from year to year result from (i) additional revenue from the signing of new contracts, (ii) reduction in revenue from fulfilling contracts during the most recent year, (iii) reduction in revenue from early termination of contracts, and (iv) adjustments to estimates of previously included contracts. On an annual basis, EDS reviews each contract included in the calculation and adjusts estimates for those contracts based on the latest available information.

     At December 31, 1996 and 1995, EDS' firm backlog for services was approximately $72.5 billion and $39.8 billion, respectively. The estimate at December 31, 1995 did not include estimates for future revenues from GM and its subsidiaries because of the inter-company relationships that existed with these entities prior to the consummation of the Split-Off in June 1996. However, the estimate at December 31, 1996 does include an estimate for such GM revenues.

Competition

     EDS experiences competition in the IT industry and in the broader information industry, which includes the computing, communications and media/entertainment industries. EDS has historically faced competition principally from other companies providing information technology systems and services. Today, EDS' principal competitors in the IT services industry include International Business Machines Corporation, Andersen Consulting LLP, Computer Sciences Corporation and MCI Communications Corporation/SHL Systemhouse Inc. As the markets for IT services continue to grow and as the services demanded by customers expand and increase in complexity, EDS faces increasing competition from niche-oriented and geographically-focused companies as they expand and become broader competitors through acquisitions, alliances or otherwise.

     Technology in the IT industry is in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. EDS management believes that its ability to continue to compete effectively will depend upon its ability to develop and market services and products that meet changing user needs and respond to technological changes on a timely and cost-effective basis, as well as its ability to finance and acquire the resources necessary to offer such services and products.

Employees

     As of December 31, 1996, EDS employed approximately 100,000 persons located in the United States and 41 other countries. None of EDS' United States or Canadian employees is currently employed under an agreement with a collective bargaining unit, and EDS believes that its relations with employees are good. To maintain its technical expertise and its responsiveness to evolving client needs, EDS provides its employees with extensive continuing education and training, as well as leadership and professional development programs.

Patents, Proprietary Rights and Licenses

    EDS holds a number of patents and pending patent applications in the United States and in foreign countries. EDS' policy generally is to pursue patent protection that it considers necessary or advisable for the patentable inventions and technological improvements of its business. EDS also relies significantly on trade secrets, copyrights, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance its competitive position.

     Some of the business areas in which EDS is engaged are highly patent-intensive. Many of EDS' competitors have obtained, and may be expected to obtain in the future, patents that cover or affect services or products directly or indirectly related to those offered by EDS. EDS routinely receives communications from third parties asserting patent or other rights covering EDS' services or products. There can be no assurance that EDS is aware of all patents containing claims that may pose a risk of infringement by its services or products. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, EDS cannot evaluate the extent to which its services or products may infringe claims contained in pending patent applications. In general, if it were determined that one or more of the services or products offered by EDS infringe patents held by others, EDS would be required to cease developing or marketing such services or products, to obtain licenses to develop or market such services from the holders of the patents or to redesign such services or products in such a way as to avoid infringing the patent claims. The extent to which EDS may be required in the future to obtain licenses with respect to patents held by others and the availability and cost of any such licenses are currently unknown. There can be no assurance that EDS would be able to obtain such licenses on commercially reasonable terms or, if it were unable to obtain such licenses, that it would be able to redesign its services or products to avoid infringement or that litigation would not ensue.

     EDS management is not aware of any pending patent or proprietary right disputes against EDS that would have a material adverse effect on EDS' consolidated financial position or results of operations.

Regulation

     Various aspects of EDS' business are subject to federal and state regulation, noncompliance with which, depending upon the nature of the noncompliance, may result in the suspension or revocation of any license or registration at issue, the termination or loss of any contract at issue or the imposition of contractual damages, civil fines or criminal penalties. EDS has experienced no material difficulties in complying with the various laws and regulations affecting its business.

Services for General Motors

     Approximately 30% of EDS' total revenues in 1996 was attributable to GM and its affiliates. EDS provides substantially all of the worldwide data processing and telecommunications activities for GM and its affiliates (other than Hughes Electronics Corporation ("Hughes"), with the exception of its Delco Electronics Corporation ("Delco") subsidiary), including integrated information systems for payroll, health and benefits, office automation, communications and plant automation functions. The loss of GM as an ongoing major customer of EDS would have a material adverse effect on EDS.

     Immediately prior to the Split-Off, GM and EDS entered into a new Master Service Agreement (the "MSA") that serves as a framework for the negotiation and operation of service agreements between GM and EDS related to certain "in-scope" IT services as defined in the MSA ("MSA Services") to be provided by EDS to GM on a worldwide basis (collectively, together with the MSA, the "IT Services Agreements"). The IT Services Agreements replaced the Master Agreement (the "Prior Master Agreement") that, prior to the Split-Off, served as a framework for individual services agreements between GM and EDS (collectively, together with the Prior Master Agreement, the "Prior IT Services Agreements"). IT services that are considered to be MSA Services accounted for approximately $3.8 billion of the approximately $4.3 billion of revenues received by EDS from GM in 1996. The balance of EDS' 1996 revenues from GM was attributable to goods and services provided outside the scope of the Master Service Agreement.

     Set forth below is a summary description of certain of the principal provisions of the IT Services Agreements. Such description does not purport to be complete, and to the extent it relates to the MSA, is qualified in its entirety by reference to the MSA, a copy of which has been filed with the Securities and Exchange Commission.

     Term. The term of the MSA commenced on June 7, 1996, the date of the Split-Off, and will continue for a period of ten years thereafter. The term may be extended for an additional period or periods by mutual agreement between GM and EDS. Although EDS has historically been able to achieve high renewal rates with its customers upon the expiration of long-term contracts, there can be no assurance as to whether or to what extent EDS will continue to provide IT services to GM after the initial term of the MSA.

     Service Agreements. Pursuant to the Prior Master Agreement, GM business units and EDS had entered into a number of Service Agreements ("Service Agreements") setting forth the terms and provisions applicable to specific services or projects undertaken by EDS on behalf of various GM organizations. Such Service Agreements remained in effect after the Split-Off and, in many cases, were extended or otherwise modified as provided in the MSA. In addition, EDS expects that it will continue to negotiate and enter into additional Service Agreements with GM business units providing for the performance of IT services on mutually agreed terms. In negotiating future Service Agreements, the parties will endeavor to agree upon fixed-price service arrangements which meet the standards of competitiveness described below. The provisions of the MSA apply to all Service Agreements, whether entered into before or after the Split-Off.

     At the time of the Split-Off, the terms of the largest domestic Service Agreements then in effect were extended for additional terms of between one and three years. In particular, the Service Agreement with Delphi Automotive Systems was extended through December 31, 1998 and the Service Agreements with GM's North American Operations ("NAO"), General Motors Acceptance Corporation (U.S. and Canada) and Motors Insurance Corporation (U.S. and Canada) were each extended through December 31, 1999. Each other Service Agreement entered into prior to the Split-Off will continue in effect for the duration of its agreed term.

     Scope of Services. The MSA established a contractual framework for the provision on a worldwide basis of MSA Services by EDS to GM and all entities (i) in which GM owns 65% or more of the outstanding equity and over which it exercises management control (if EDS was providing services in support of the business operations of that entity as of August 1, 1995) or (ii) in which GM owns 80% or more of the outstanding equity (if EDS was not providing services in support of the business operations of that entity as of August 1,
1995). The MSA contains a flexible description of the MSA Services that is based on functional service categories so as to take into account possible future changes in business operations or technologies that result in the replacement of existing processes and technologies. The MSA Services to be provided by EDS include IT goods and services related to the following functional service categories: (i) computing and communications infrastructure; (ii) development of application software and implementation of commercial off-the-shelf application software; (iii) data management; (iv) cross-functional IT-related services; and
(v) certain services related to specified plant floor operations.

     Under the MSA, services for certain GM units or operations or in certain geographic areas were specifically excluded from the scope of work to be performed by EDS. In particular, such agreement provides that GM will not be required to obtain from EDS any MSA Services (i) for Hughes, with the exception of its subsidiary, Delco, (ii) for any other business or entity acquired by GM after January 1, 1985 (other than (x) GMAC Mortgage Corporation, with the exception of its subsidiary, Residential Funding Corporation, and (y) any other entity which executed a Service Agreement prior to August 1, 1995), (iii) in any country where the provision of such services by EDS would violate any national law of that country, (iv) in specified emerging geographic markets outside of North America and Western Europe where, as of August 1, 1995, EDS had not previously provided such services for the same GM business function and line of business in that emerging market, and (v) with respect to any plant floor services (other than under the agreement to provide such services for NAO and Delphi North American entities, excluding Saturn, entered into at the time of the Split-Off and certain other arrangements then in effect between the parties). Furthermore, the provisions of the MSA relating to the scope of services to be, provided by EDS are subject to GM's right, under certain circumstances, to competitively bid and award a portion of such services to third party service providers as described under "--Market Testing and Outsourcing" below.

     Competitiveness. The MSA provides that the MSA Services to be provided by EDS will be competitive with respect to quality, service, price and technology giving due consideration to GM's requirements and other relevant factors. The provisions of the MSA with respect to competitiveness apply to the negotiation or renegotiation of (i) new or replacement Service Agreements, (ii) the terms and conditions applicable to new or replacement MSA Services and (iii) the pricing of any MSA Services when such negotiation or renegotiation is contractually provided for in a Service Agreement. When the applicable EDS and GM organizations reach a mutually acceptable agreement as to the competitiveness of any services, the standards of competitiveness provided for in the MSA will be deemed satisfied for the term of such agreement. In situations where the applicable GM and EDS organizations are unable to reach a mutually acceptable agreement as to the competitiveness of any MSA Services, the MSA provides a procedure whereby the negotiating impasse will be escalated to senior management, the services of a standing neutral mediator may (and, in some cases, must) be utilized, and, in the absence of an agreement, (i) any impasse as to uniform published rates for applicable items will be resolved by binding arbitration and (ii) any impasse as to any other services will be resolved by EDS providing the services on the basis of the standard terms and conditions provided in the MSA and a modified cost-plus pricing methodology.

     Pricing of Services. Depending on the type of services to be provided by EDS, the parties may utilize (i) fixed-price arrangements, (ii) cost-based pricing methods or (iii) uniform published rates for off-the-shelf, commercially available products and services. However, the parties have agreed to endeavor to incorporate fixed-price arrangements into new Service Agreements entered into under the MSA to the extent practicable. With respect to certain information processing services to be performed by EDS, the parties have agreed to annual reductions in the rates to be charged by EDS to all GM organizations worldwide, which reduced rates were applied retroactively as of January 1, 1996 and will be in effect through December 31, 2000. In addition, with respect to certain communication services to be performed by EDS, the parties have agreed to annual reductions in the rates to be charged by EDS to all GM organizations in the United States, which reduced rates were applied retroactively as of January 1, 1996 and will be in effect through December 31, 1998. During the respective periods that these reduced rates are in effect, the information processing and communications services to which the reduced charges apply will not be subject to the provisions of the MSA relating to market testing or outsourcing described below.

     Market Testing and Outsourcing. The MSA provides for certain market testing procedures in order to test the competitiveness of the MSA Services provided by EDS. Under these procedures, EDS will have the opportunity to bid on any and all MSA Services and any bid submitted by EDS will be evaluated on the same criteria as bids submitted by other service providers. During 1996 and 1997, GM's International Operations unit ("GMIO") may expose to competitive bidding MSA Services that would otherwise be provided by EDS so long as the revenues that would be reasonably paid to EDS by GM for such MSA Services during such years do not exceed an aggregate of $60 million (and EDS has been advised that GMIO has submitted requests for quotes for such MSA Services). Following such competitive bidding, GMIO may award contracts to one or more third party service providers with respect to any or all of the MSA Services exposed to competitive bidding. Thereafter, during each year beginning in 1998, GM will be permitted to expose to competitive bidding specified percentages of the prior year's revenues paid to EDS for MSA Services. In each year from 1998 through 2000, GM may expose to competitive bidding and award to third parties contracts for MSA Services for which GM would otherwise have reasonably paid EDS up to an average of approximately 6% of the prior year's revenues paid to EDS for MSA Services. For the years 2001 through 2006, GM may expose to competitive bidding and award to third parties contracts for MSA Services for which GM would otherwise have reasonably paid EDS up to an average of approximately 2.4% of the prior year's revenues paid to EDS for MSA Services. Subject to certain limitations, GM will select the MSA Services to be exposed to competitive bidding after consultation with EDS. In addition to the aforementioned annual limitations, the following aggregate limitations apply: through the year 2000, in no single calendar year may the amount paid to third parties for MSA Services exceed 15% of the aggregate amount of revenue paid to EDS for MSA Services performed during the prior year; and after the year 2000, in no single calendar year may the amount paid to third parties for MSA Services exceed 25% of the aggregate amount of revenue paid to EDS for MSA Services performed during the prior year. Although EDS may bid on any and all of such MSA Services, it is expected that third party service providers will be awarded some portion of the services exposed to competitive bidding. There can be no assurance as to whether or to what extent EDS will be successful in bidding on such MSA Services.

     Structural Cost Reductions. The MSA established specified structural cost reduction targets for the first four years of the agreement. In each of the years 1996 through 1998, the annual cost reduction targets are $100 million. In 1999, the target is $50 million. These targets are not intended to be performance guarantees, but rather represent firm good faith business commitments on the part of GM and EDS. As such, the MSA does not provide for any gain sharing or similar incentives in the event that the targets are exceeded and does not impose any penalties or other liabilities in the event that they are not met. No assurance can be given that any of the specific targets for structural cost reductions will be achieved.

     Payment Terms. The Prior IT Services Agreements provided for GM to pay EDS on the 15th day of the month in which services were provided with respect to a substantial portion of services, especially in North America. International payment terms in the Prior IT Services Agreements were often more favorable to GM and were generally governed by the commercial standards prevailing in each particular country. Under the IT Services Agreements, there will be a transition of payment terms to the 20th day of the month following service for all agreements which do not have payment terms at least that favorable to GM (principally in North America). The transition will be accomplished as follows:
(i) through 1996, no change; (ii) beginning in 1997, payment on the 30th day of the month when services are provided; (iii) beginning in 1998, payment on the 20th day of the month following service for certain business units; and (iv) beginning in 1999, payment on the 20th day of the month following service for all remaining business units, including NAO.

     Termination. The MSA may be terminated (i) by either party, if the other party defaults in any material respect in the performance of its obligations thereunder and such default is not cured as provided therein after notice thereof, (ii) by EDS, if GM defaults in the payment when due of any material amount owing to EDS thereunder and such default is not cured as provided therein after notice thereof, (iii) by either party, if the other party becomes insolvent or (iv) by GM, if there occurs a "change of control" of

EDS and certain additional conditions are met. For purposes of the termination provisions of the MSA, a "change of control" means the occurrence of any of the following events: (i) any person files (or is required to file) a Schedule 13D or 14D-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosing that such person has become the beneficial owner of Common Stock representing 50% or more of the aggregate voting power of the outstanding shares of Common Stock; (ii) any person files (or is required to file) a
Schedule 13D or 14D-1 under the Exchange Act disclosing that such person has become the beneficial owner of Common Stock representing 30% or more of the aggregate voting power of the outstanding shares of Common Stock, or commences a proxy solicitation subject to Rule 14a-11 of the Exchange Act with respect to the election or removal of members of EDS' Board of Directors, and, within two years, individuals who constituted a majority of the members of such board at the time of such acquisition or solicitation, together with certain persons elected, recommended or nominated by such directors, cease to constitute a majority of the board, or (iii) there is consummated any transaction (or transactions) resulting in a number of shares of Common Stock which represents 50% or more of the aggregate voting power of the outstanding shares of Common Stock being beneficially owned by persons who did not either own such securities as Common Stock immediately prior to such transaction or receive such securities in respect of the conversion or exchange of Common Stock in such transaction.

     In the event of a change of control, GM may elect to terminate the MSA if its Board of Directors determines that there is substantial uncertainty about EDS' ability to perform its obligations under the IT Services Agreements in all material respects or any other significant threat to the business relationship between EDS and the GM units that are provided MSA Services by EDS. GM may also terminate the MSA in the event of a change of control in which EDS is acquired by a manufacturer of cars or trucks that competes with GM (a "core competitor") and as a result of which GM determines that there is a reasonable likelihood of a significant competitive threat to GM. In addition, if there is a change of control in which EDS is acquired by a competitor of GM (other than a core competitor) and there is a reasonable likelihood of a significant competitive threat to one or more significant GM units that contract with EDS for MSA Services under the MSA, GM may terminate the Service Agreements between EDS and such units; provided, that EDS may instead elect to terminate the MSA if the revenues associated with those Service Agreements accounted for more than 60% of the revenues paid to EDS for MSA Services during the preceding year. In the event that GM elects to terminate the MSA or any Service Agreement as a result of a change in control of EDS, then GM (i) will be obligated to pay EDS for transition services in accordance with the provisions therefor in the MSA, and
(ii) may, under certain circumstances, be obligated to pay for all or a portion (depending on the status of the party acquiring control of EDS) of certain cancellation charges intended to reimburse EDS for certain wind-down expenses, losses relating to capital assets and long-term leases, and personnel expenses.


ITEM 2    PROPERTIES

     As of December 31, 1996, EDS had approximately 428 locations operating in 46 states and 217 cities in the United States and approximately 226 additional locations in 99 cities in 29 countries outside the United States. At such date, approximately 5.7 million square feet of space was owned by EDS and an additional approximately 14 million square feet of space was leased. EDS' worldwide headquarters, which is located on a 363 acre campus in Plano, Texas, contains approximately 3.5 million square feet of office and data center space. Other than the 1.6 million square feet EDS Centre building, which is leased for an initial term of 25 years and subject to certain fixed price purchase options exercisable by EDS during and at the end of such initial term, all buildings and real estate comprising the Plano campus are owned by EDS. EDS' two information management centers, which monitor the EDSNET(R) global telecommunications network, are located in Plano, Texas and Stockley Park, United Kingdom. EDS' large scale information processing centers ("IPCs") are located throughout the United States and in each of Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom. In addition, EDS operates distributed service centers ("DSCs") at customer owned sites or EDS owned or leased facilities throughout the world. DSCs generally support a single or small number of customers with more specialized requirements than those supported at the large scale, multiple customer IPCs.

        Leased properties consist primarily of office, warehouse, DSC and non-U.S. IPC facilities. Lease terms are generally five years or, with respect to leases related to a specific customer contract, have a term concurrent with that contract. Upon expiration of its leases, EDS does not anticipate any difficulty in obtaining renewals or alternative space. In addition to the leased property referred to above, EDS occupies office space at customer locations throughout the world. Such space is generally occupied pursuant to the terms of the respective customer contracts.

        EDS management believes that its facilities are suitable and adequate for its business; however, EDS periodically reviews its space requirements to consolidate and dispose of or sublet facilities which are no longer required in connection with its business and to acquire new space to meet the needs of its business.


ITEM 3.   LEGAL PROCEEDINGS

        Three suits challenging the Split-Off, Stephen A. Solomon v. General Motors Corporation, et al., TRV Holding Company v. General Motors Corporation, et al., and Melvin Ward et al. v. General Motors Corporation, et al. were consolidated. The consolidated case purports to be a class action brought on behalf of the former holders of GM's Class E common stock, all of which was converted into EDS common stock in connection with the Split-Off, as well as a double derivative action brought on behalf of EDS against certain present and former directors of GM and certain former directors of EDS (all of whom were also directors or officers of GM). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. On May 23, 1996, plaintiffs withdrew their application for expedited proceedings and preliminary injunctive relief, and on June 7, 1996 the Split-Off was consummated. Since then, plaintiffs have advised that they intend to move to file a third amended consolidated complaint. EDS believes that the suits are without merit and, to the extent it is a party thereto, intends to defend them vigorously.

        From time to time EDS is involved in various litigation matters arising in the ordinary course of its business. EDS management does not believe that disposition of any current matter will have a material adverse effect on EDS' consolidated financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None submitted.


EXECUTIVE OFFICERS OF EDS

        The following sets forth certain information with respect to the executive officers of EDS as of February 20, 1997:

        Lester M. Alberthal, Jr., 52, has been Chief Executive Officer of EDS since December 1986 and Chairman of the Board since June 1989. He has been a director of EDS since 1981. Mr. Alberthal is chair of EDS' Executive Council, the company's chief policy making and strategy group. He joined EDS in 1968, became responsible for EDS' health care division in 1974 and was named Senior Vice President with responsibility for EDS' insurance group in 1979. Following the acquisition of EDS by GM in 1984, Mr. Alberthal led all non-GM North American operating groups. Mr. Alberthal served as President of EDS from 1986 until the consummation of the Split-Off.

        Gary J. Fernandes 53, has been the Vice Chairman of EDS since the consummation of the Split-Off and a director of EDS since 1981. He was a Senior Vice President of EDS from October 1984 until the consummation of the Split-Off. Mr. Fernandes has oversight responsibility for EDS' worldwide business development and corporate development (including marketing and strategic planning) and is Chairman of its A.T. Kearney management consulting services subsidiary. Mr. Fernandes joined EDS in 1969 and has served in numerous management capacities in the United States, Europe and Japan.

        Jeffrey M. Heller, 57, has been the President and Chief Operating Officer of EDS since the consummation of the Split-Off and a director of EDS since 1983. He was a Senior Vice President of EDS from 1984 until the consummation of the Split-Off. Mr. Heller is chair of EDS' Global Operations Council, which is responsible for EDS' operating strategies and other business issues. He joined EDS in 1968 and has served in numerous technical management positions.

        Hartmut W. Burger, 53, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since October 1992. He has responsibility for EDS' technical infrastructure and internal information functions as well as for EDS' business units serving customers in the communications industry. Prior to assuming his current responsibilities, Mr. Burger was responsible for EDS' business units serving customers in the manufacturing and commercial services industries.

        John R. Castle, Jr., 54, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since October 1988. He has oversight responsibility for EDS' government affairs, communications and public relations groups and its legal department. Prior to joining EDS in 1988, Mr. Castle was a partner in the Dallas law firm of Hughes & Luce.

        Paul J. Chiapparone, 57, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since April 1986. He has responsibility for business units serving customers in the manufacturing industry (including GM) and the financial services and travel and transportation industries and for EDS' Asia/Pacific operations. Mr. Chiapparone joined EDS in 1966 and has served in numerous management capacities.

        Joseph M. Grant, 58, has been Chief Financial Officer of EDS since December 1990 and an Executive Vice President since the consummation of the Split-Off. Prior to that time he had been a Senior Vice President since February 1992. Mr. Grant has oversight responsibility for EDS' administration and corporate finance groups. Prior to joining EDS in December 1990, he served as executive vice president and chief systems officer for American General Corporation from 1989 to 1990 and as chairman of the board and chief executive officer of Texas American Bancshares Inc. from 1986 to 1989.

        Dean Linderman, 53, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since April 1986. He has responsibility for EDS' global employee development units, including the technical and leadership development, sales leadership, quality and industry leadership and global diversity groups. Mr. Linderman joined EDS in 1970 and has served in numerous management positions.

        G. Stuart Reeves, 57, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since February 1987. He has responsibility for EDS' business units serving customers in government and in the energy and healthcare industries as well as EDS' European, Canadian, Mexican and Central and South American operations. Mr. Reeves joined EDS in 1967 and has held numerous technical and management positions.

        Executive officers serve at the discretion of the Board of Directors of EDS.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

        The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "EDS." As a result of the Split-Off, on June 7, 1996 each share of Class E Common Stock of GM was converted into one share of Common Stock. The GM Class E Common Stock had been listed and traded on the NYSE under the symbol "GME" through June 7, 1996 (the date of consummation of the Split-Off). The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Class E Common Stock (through June 7, 1996) and the Common Stock (commencing June 10, 1996) for the periods indicated.

Calendar Year                                                High        Low
-------------                                                ----        ---
1995
        First Quarter.................................      $41.38     $36.88
        Second Quarter................................       45.25      38.38
        Third Quarter.................................       47.50      41.50
        Fourth Quarter................................       52.63      43.88
1996
        First Quarter.................................      $58.00     $50.00
        Second Quarter (through June 7, 1996).........       58.63      52.25
        Second Quarter (commencing June 10, 1996).....       58.38      52.88
        Third Quarter.................................       61.38      46.00
        Fourth Quarter................................       63.38      40.75

        The last reported sale price of the Common Stock on the NYSE on March 4, 1997 was $45.875 per share. As of March 4, 1997, the approximate number of record holders of Common Stock was 260,498.

        Since the consummation of the Split-Off, EDS declared third and fourth quarter dividends on the Common Stock of $.15 per share in 1996. Prior to the Split-Off, GM paid quarterly dividends on the GM Class E Common Stock of $.13 per share in 1995 and $.15 per share for the first and second quarters of 1996.

ITEM 6.   SELECTED FINANCIAL DATA"

        "Selected Financial Data" for the years ended December 31, 1992 through 1996 on page 53 of EDS' Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS"

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 34 of EDS' Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of EDS included in EDS' Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference:

        Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994.
        Consolidated Balance Sheets - December 31, 1996 and 1995.
        Consolidated Statements of Stockholders' Equity- Years ended December
          31, 1996, 1995 and 1994.
        Consolidated Statements of Cash Flows - Years ended December 31, 1996,
          1995 and 1994.
        Notes to Consolidated Financial Statements
        Independent Auditors' Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Item 10, the names and ages of the executive officers of EDS as of February 20, 1997, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on June 5, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) 1. The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries included in the registrant's 1996 Annual Report to Stockholders are incorporated by reference in Part II,
     Item 8:

           Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994.

           Consolidated Balance Sheets -- December 31, 1996 and 1995.

           Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1996, 1995 and 1994.

           Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994.

           Notes to Consolidated Financial Statements.

           Independent Auditors' Report.

     2. The following financial statement schedule of Electronic Data Systems Corporation and subsidiaries is included in Item 14(d):

           Independent Auditors' Report on Schedule.

           Schedule II - Valuation and Qualifying Accounts.

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits

Exhibit No.  Description
-----------  -----------

3(a) Restated Certificate of Incorporation of Electronic Data Systems Corporation, as amended through June 7, 1996 - incorporated herein by reference to Exhibit 3(a) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.

3(b) Amended and Restated Bylaws of Electronic Data Systems Corporation, as amended through June 7, 1996 - incorporated herein by reference to
           Exhibit 3(b) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.

4(a) Rights Agreement dated as of March 12, 1996 between the Registrant and The Bank of New York, as Rights Agent - incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

4(b) Indenture dated as of August 12, 1996, between the Registrant and Texas Commerce Bank National Association, as Trustee - incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-3 of the Registrant (File No. 333-10145).

4(c) Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10(a) Master Service Agreement dated June 7, 1996 between General Motors Corporation and the Registrant (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) - incorporated herein by reference to Exhibit 10(a) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.

10(b) 1996 Incentive Plan of Electronic Data Systems Corporation -incorporated herein by reference to Exhibit 10(b) to the Current Report on Form 8-K of the Registrant dated June 7, 1996. *

10(c) Electronic Data Systems Corporation Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543). *

10(d) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors - incorporated herein by reference to Exhibit 10(e) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543). *

10(e) Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers - incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543). *

10(f) Revolving Credit and Term Loan Agreement dated as of October 4, 1995 among the Registrant, Citibank, N.A., as Administrative Agent, and the other financial institutions identified therein as Arrangers, Managers and Lenders -incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(g) First Amendment to Revolving Credit and Term Loan Agreement dated September 25, 1996 among the Registrant and the Lenders identified therein -incorporated herein by reference to Exhibit 10(n) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10(h) Multi-Currency Revolving Credit Agreement dated as of October 4, 1995 among the Registrant, Citibank, N.A., as Administrative Agent, and the other financial institutions identified therein as Arrangers, Managers and Lenders -incorporated herein by reference to Exhibit 10(i) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(i) First Amendment to Multi-Currency Revolving Credit Agreement dated September 25, 1996 among the Registrant and the Lenders identified therein -incorporated herein by reference to Exhibit 10(o) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10(j) Registration Rights Agreement dated March 12, 1995 between General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Employees Pension Plan - incorporated herein by reference to Exhibit 10(j) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(k) Succession Agreement dated June 7, 1996 among the Registrant, General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Employees Pension Plan, with respect to the Registration Rights Agreement filed as Exhibit 10(j) above.

10(l) Form of Change in Control Employment Agreement entered into by the Registrant with each of its executive officers - incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-3 of the Registrant (File No. 333-06655). *

12 Computation of Ratios of Earnings to Fixed Charges for the three years ended December 31, 1996.

13 Portions of the Registrant's 1996 Annual Report to Stockholders expressly incorporated by reference herein: Pages 27 through 53.

21      Subsidiaries of the Registrant as of December 31, 1996.

23      Consent of Independent Auditors.

24      Powers of Attorney for Directors signing this Report on Form 10-K.

27 Financial Data Schedule for the year ended December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

-----------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K.

     One report on Form 8-K dated November 5, 1996 was filed during the quarter ended December 31, 1996 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

(c)  Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedule.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ELECTRONIC DATA SYSTEMS CORPORATION



Dated: March 5, 1997                         By: /s/ LESTER M. ALBERTHAL, JR
                                                --------------------------------
                                                    Lester M. Alberthal, Jr.
                                                   Chairman of the Board and
                                                    Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 5, 1997                         By: /s/ LESTER M. ALBERTHAL, JR
                                                --------------------------------
                                                    Lester M. Alberthal, Jr.
                                                   Chairman of the Board and
                                                    Chief Executive Officer
                                                 (Principal Executive Officer)



Dated: March 5, 1997                         By: /s/ GARY J. FERNANDES
                                                --------------------------------
                                                       Gary J. Fernandes
                                                  Vice Chairman and Director



Dated: March 5, 1997                         By: /s/ JEFFREY M. HELLER
                                                --------------------------------
                                                      Jeffrey M. Heller
                                                  President, Chief Operating
                                                     Officer and Director



Dated: March 5, 1997                         By: /s/ JOSEPH M. GRANT
                                                --------------------------------
                                                       Joseph M. Grant
                                                 Executive Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)



Dated: March 5, 1997                         By: /s/ H. PAULETT EBERHART
                                                --------------------------------
                                                       H. Paulett Eberhart
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                             By:               *
                                                --------------------------------
                                                      James A. Baker, III
                                                            Director



                                             By:               *
                                                --------------------------------
                                                       Richard B. Cheney
                                                            Director



                                             By:               *
                                                --------------------------------
                                                      William H. Gray, III
                                                            Director



                                             By:               *
                                                --------------------------------
                                                         Ray J. Groves
                                                            Director



                                             By:               *
                                                --------------------------------
                                                          Ray L. Hunt
                                                            Director



                                             By:               *
                                                --------------------------------
                                                        C. Robert Kidder
                                                            Director



                                             By:               *
                                                --------------------------------
                                                          Judith Rodin
                                                            Director



                                             By:               *
                                                --------------------------------
                                                         Enrique J. Sosa
                                                            Director



*  By:/s/ D. GILBERT FRIEDLANDER
      ---------------------------------------
      D. Gilbert Friedlander, Attorney in Fact
      March 5, 1997

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
Electronic Data Systems Corporation:

Under date of January 31, 1997, we reported on the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/  KPMG Peat Marwick LLP
                                        ----------------------------------------
                                        KPMG Peat Marwick LLP

Dallas, Texas
January 31, 1997

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                            SCHEDULE II - ALLOWANCES


                                                                       Additions     Additions
                                                        Balance at    charged to    charged to
                                                         beginning     costs to       other                       Balance at
Description                                               of year      expenses      accounts      Deductions     end of year
-----------                                             -----------   ----------   ------------   ------------    ------------
FOR THE YEAR ENDED DECEMBER 31, 1996
Allowances Deducted from Assets
   Accounts and notes receivable                               99.5         93.4             --          88.6 (a)       104.3
   Inventories                                                 19.5         15.5             --           9.4 (b)        25.6
   Valuation allowance for deferred taxes                     126.3           --           22.9           9.6 (c)       139.6
                                                         ----------    ---------    -----------    ----------     -----------

          Total Allowances Deducted from Assets               245.3        108.9           22.9         107.6           269.5
                                                         ==========    =========    ===========    ==========     ===========


FOR THE YEAR ENDED DECEMBER 31, 1995
Allowances Deducted from Assets
   Accounts and notes receivable                               57.9        124.6             --          83.0 (a)        99.5
   Inventories                                                 13.7         19.1             --          13.3 (b)        19.5
   Valuation allowance for deferred taxes                     111.1           --           20.8           5.6 (c)       126.3
                                                         ----------    ---------    -----------    ----------     -----------

          Total Allowances Deducted from Assets               182.7        143.7           20.8         101.9           245.3
                                                         ==========    =========    ===========    ==========     ===========


FOR THE YEAR ENDED DECEMBER 31, 1994
Allowances Deducted from Assets
   Accounts and notes receivable                               53.0         50.6             --          45.7 (a)        57.9
   Inventories                                                 15.0         28.2             --          29.5 (b)        13.7
   Valuation allowance for deferred taxes                      92.3           --           18.8            --           111.1
                                                         ----------    ---------    -----------    ----------     -----------

          Total Allowances Deducted from Assets               160.3         78.8           18.8          75.2           182.7
                                                         ==========    =========    ===========    ==========     ===========


Notes:
  (a) Accounts written off and foreign currency translation adjustments
  (b) Obsolete parts written off and foreign currency translation adjustments
  (c) Foreign currency translation adjustments