Form 10-Q
period 1997-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1997-05-06
CIK 1007456

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1997
                                                 --------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from             to
                                ----------    ----------

Commission file number   01-11779
                         --------


                     Electronic Data Systems Corporation
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                  75-2548221
   -------------------------------                 -------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)


                 5400 Legacy Drive, Plano, Texas  75024-3199
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
Yes  X.  No    .
    ---     ---

     As of April 30, 1997, there were outstanding 489,578,386 shares of the registrant's Common Stock, $.01 par value per share.

            ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                   INDEX


                                                                  Page No.
                                                                  -------

Part I -- Financial Information (Unaudited)

     Item 1.  Financial Statements

          Consolidated Statements of Income.......................   3

          Condensed Consolidated Balance Sheets...................   4

          Condensed Consolidated Statements of Cash Flows.........   5

          Notes to Condensed Consolidated Financial Statements....   6

     Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations.................   7

Part II -- Other Information

     Item 1.  Legal Proceedings...................................  11

     Item 6.  Exhibits and Reports on Form 8-K....................  11

Signatures........................................................  12

Exhibit 27     Financial Data Schedule (for SEC information only)

                                PART I



ITEM 1.  FINANCIAL STATEMENTS


           ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                  (in millions, except per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       1997          1996
                                                       ----          ----

Systems and other contracts revenues                 $3,591.6     $3,366.9
                                                      --------    ---------

Costs and expenses
  Cost of revenues                                    2,893.6      2,698.1
  Selling, general, and administrative                  370.7        309.9
                                                      --------     --------
       Total costs and expenses                       3,264.3      3,008.0
                                                      --------     --------

Operating income                                        327.3        358.9
Interest expense and other, net                          24.0         17.0
                                                      --------     --------
Income before income taxes                              303.3        341.9
Provision for income taxes                              109.2        123.1
                                                      --------     --------
Net income                                           $  194.1     $  218.8
                                                      --------     --------
                                                      --------     --------

Earnings per share of common stock                   $    0.40     $   0.45
                                                      --------     --------
                                                      --------     --------

     See accompanying Notes to Condensed Consolidated Financial Statements.

           ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
             (in millions, except share and per share amounts)

                                                 March 31,       December 31,
                                                   1997              1996
                                                 ---------       ------------

Assets
Current assets
    Cash and cash equivalents                  $    896.8         $   879.9
    Marketable securities                            67.9              82.6
    Accounts receivable, net                      3,267.3           3,513.0
    Inventories                                     144.6             141.6
    Prepaids and other                              294.7             391.2
                                                 ---------          --------
         Total current assets                     4,671.3           5,008.3
                                                 ---------          --------

Property and equipment, net                       3,028.0           3,097.0
                                                 ---------          --------

Operating and other assets
    Land held for development, at cost               88.0              89.1
    Investment in leases and other                1,717.0           1,591.7
    Software, goodwill, and other
       intangibles, net                           1,333.8           1,406.8
                                                 ---------          --------
         Total operating and other assets         3,138.8           3,087.6
                                                ----------         ---------
Total Assets                                   $ 10,838.1         $11,192.9
                                                ----------         ---------
                                                 ---------         ---------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                           $    430.8         $   465.8
    Accrued liabilities                           1,679.4           1,843.6
    Deferred revenue                                551.5             592.6
    Income taxes                                    121.6             127.5
    Current portion of long-term debt               123.5             133.3
                                                 ---------          --------
        Total current liabilities                 2,906.8           3,162.8
                                                 ---------          --------

Deferred income taxes                               517.4             429.4
Long-term debt                                    1,727.0           2,324.3
Redeemable preferred stock of subsidiaries
    and minority interest                           792.7             493.3
Stockholders' equity
    Preferred stock, $.01 par value;
     authorized 200,000,000 shares; none issued       --                --
    Common stock, $.01 par value; authorized
     2,000,000,000 shares; issued 489,567,324
     shares at March 31,1997 and 487,590,995
     shares at December 31, 1996                      4.9               4.9
    Additional paid-in capital                      737.0             682.8
    Retained earnings                             4,321.6           4,200.6
    Currency translation adjustments and other     (169.3)            (98.2)
    Treasury stock, at cost, 440,488 shares at
     December 31, 1996                                --               (7.0)
                                                 ---------         --------
        Total stockholders' equity                4,894.2           4,783.1
                                                 ---------         --------
Total Liabilities and Stockholders' Equity     $ 10,838.1         $11,192.9
                                                 ---------         --------
                                                 ---------         --------

     See accompanying Notes to Condensed Consolidated Financial Statements.

           ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in millions)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                       1997          1996
                                                      ------        ------

Net cash provided by operating activities           $  546.1      $  488.9
                                                      ------       -------

Cash Flows from Investing Activities
    Proceeds from sale of marketable securities         27.2          26.0
    Proceeds from investment in leases and
     other assets                                       44.8          80.8
    Payments for purchase of property and
     equipment                                        (197.7)       (250.5)
    Payments for investments in leases and
     other assets                                      (89.8)        (67.2)
    Payments related to acquisitions, net
     of cash acquired                                   (6.4)        (38.0)
    Payments for purchase of software and
     other intangibles                                  (1.1)        (29.5)
    Payments for purchase of marketable securities     (14.9)        (21.7)
    Other                                               16.9           9.9
                                                      ------        -------
        Net cash used in investing activities         (221.0)       (290.2)
                                                      ------        -------

Cash Flows from Financing Activities
    Proceeds from long-term debt                     2,000.6       1,484.9
    Payments on long-term debt                      (2,597.0)     (1,236.8)
    Proceeds from sale of redeemable preferred
     stock of subsidiaries                             339.0           --
    Employee stock transactions and related tax
     benefits                                           32.5          20.1
    Dividends paid                                     (73.1)        (72.6)
                                                      ------        ------
        Net cash provided by (used in)
         financing activities                         (298.0)        195.6
                                                      ------        ------
Effect of exchange rate changes on cash and
  cash equivalents                                     (10.2)         (7.3)
                                                      ------        ------
Net increase in cash and cash equivalents               16.9         387.0
Cash and cash equivalents at beginning of period       879.9         548.9
                                                      ------        ------
Cash and cash equivalents at end of period          $  896.8      $  935.9
                                                      ------        ------
                                                      ------        ------

     See accompanying Notes to Condensed Consolidated Financial Statements.

            ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1996 unaudited condensed consolidated financial statements to conform to the 1997 presentation.

Note 2.  Earnings per Share

     Earnings per share for the three months ended March 31, 1997 is computed using the weighted average number of EDS common shares outstanding during the period of 487.9 million shares. Common-equivalent shares consisting of incremental shares issuable upon the exercise of stock options and awards are excluded from the weighted average share computation as their effect is immaterial. Earnings per share for the three months ended March 31, 1996, when the Company was a wholly-owned subsidiary of General Motors Corporation ("GM"), were determined based on the relative amounts available for the payment of dividends to holders of GM Class E common stock (the "Available Separate Consolidated Net Income"). The Available Separate Consolidated Net Income of EDS was equal to the Consolidated Net Income of EDS, multiplied by a fraction, the numerator of which was the weighted average number of shares of GM Class E common stock outstanding during the period, and the denominator of which was the number of EDS common shares outstanding at the end of the respective period. The comparable denominator for the calculation of earnings per share for the three months ended March 31, 1996 was 484.4 million. Amounts calculated under the current method are not materially different from amounts calculated under the method used during the period GM Class E common shares were outstanding.

Note 3.  Redeemable Preferred Stock of Subsidiaries

     In January 1997, a consolidated subsidiary of the Company issued
200.0 million British pounds (339.0 million U.S. dollars) of redeemable preferred stock to third parties. Dividends on such preferred shares are cumulative from the effective date of issue at a blended fixed rate of 6.07%. The preferred shares are nonvoting and provide the holders with a priority position with respect to any class of the issuing subsidiary's stock in the event of dissolution. Both the holders of the preferred stock and the Company may call such shares at any time for an amount equal to the issue amount plus cumulative unpaid dividends.

Note 4.  Accumulated Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $3,885.8 million and $3,892.1 million at March 31, 1997 and December 31, 1996, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,046.7 million and $1,100.9 million at March 31, 1997 and December 31, 1996, respectively.

Note 5.  Restructuring Activities

     In the second quarter of 1996, the Company recorded numerous one-time charges, including a $286 million charge primarily for expected workforce reductions of approximately 4,900 employees who accepted early retirement or were to be involuntarily terminated under a planned workforce realignment. The total employee-related termination and early retirement offer charges amounted to approximately $258 million, $137 million of which related to special termination benefits under the Company's defined benefit pension plan. As of March 31, 1997, 1,743 employees have accepted the early retirement offer and approximately 2,100 employees have been involuntarily terminated. As of March 31, 1997, approximately $84 million has been paid in termination benefits related to the involuntary termination plan and an additional $37 million is expected to be paid in 1997.


ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     EDS is a provider of information technology ("IT") services, using computer and communication technologies to meet the business needs of its clients. EDS offers its clients a continuum of services, including management consulting, systems development, systems integration, systems management and process management.

Forward Looking Statements

     All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business transformation initiative and any related restructuring charge and savings therefrom, the Company's Year 2000 exposure and opportunity, and future revenues from GM. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the market acceptance of new product or service offerings that offer higher margins than traditional product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts, including the financial performance of EDS' contracts with GM; the degree to which the Company can improve productivity; general economic conditions; the degree to which business entities continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to the Company's Year 2000 exposure and opportunity, the Company's ability to capitalize on new business opportunities and the interpretation of information technology contracts the Company has with its clients.

     The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Split-Off of EDS

     On June 7, 1996, GM and EDS consummated a split-off (the "Split-Off") of EDS to the holders of GM's Class E common stock in a transaction that is tax-free for U.S. federal income tax purposes. In connection with the Split-Off, GM and EDS entered into a Master Services Agreement (the "Master Services Agreement") with respect to IT services to be provided after the Split-Off, and a special payment of $500.0 million was made by EDS to GM (the "Special Intercompany Payment").

Business Transformation Initiative

     In connection with the announcement of its first quarter earnings on April 24, 1997, EDS announced that it is implementing an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. The first stage of the initiative, the reduction of costs, is expected to be implemented beginning in the second quarter of 1997 through the elimination of positions and the cessation of certain non-revenue producing projects. As a result of this business transformation initiative, EDS expects to recognize a restructuring charge. This charge is expected to be recognized principally in the second quarter of 1997. EDS anticipates that the cash savings that result from the initiative in 1997 will offset amounts paid for people-related charges.

Restructuring Charge and Asset Writedowns

     In the second quarter of 1996, the Company recorded numerous one-time charges including a $286 million charge primarily for expected workforce reductions of approximately 4,900 employees who accepted early retirement or were to be involuntarily terminated under a planned workforce realignment. The total employee-related termination and early retirement offer charges amounted to approximately $258 million, $137 million of which relates to special termination benefits, including amounts under the Company's defined benefit pension plan. As of March 31, 1997, 1,743 employees have accepted the early retirement offer and approximately 2,100 employees have been involuntarily terminated. As of March 31, 1997, approximately $84 million has been paid in termination benefits related to the involuntary termination plan and an additional $37 million is expected to be paid in 1997. At the same time as the restructuring, the Company wrote down certain of its assets by approximately $564 million, $60 million of which were charged to cost of revenues, and recognized approximately $45 million of expenses directly associated with Split-Off activities. For further information, reference is made to the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

New Accounting Standard

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted earnings per share on the Company's income statement. Diluted earnings per share as calculated under SFAS 128 is not expected to materially differ from primary earnings per share amounts previously presented.


Results of Operations

     Revenues. Total systems and other contracts revenues for the quarter ended March 31, 1997, rose $224.7 million, or 7%, over the corresponding quarter in 1996 to $3,591.6 million. Revenues from non-GM clients for the quarter ended March 31, 1997, rose 7% to $2,572.6 million compared to $2,404.7 million for the same period in 1996. Revenues from GM increased
$56.8 million, or 6%, to $1,019.0 million compared with $962.2 million for the corresponding period in 1996. Although revenues from GM increased slightly in the first quarter of 1997, it is expected that for the year they will remain at approximately the same level as in 1996. Revenues from non-GM clients comprised 72% and 71% of total revenues for the three months ended March 31, 1997 and 1996, respectively.

     Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues increased slightly to 81% for the three months ended March 31, 1997, compared with 80% for the corresponding period in 1996. Selling, general and administrative expenses as a percentage of systems and other contracts revenues were 10% for the three months ended March 31, 1997, up from 9% in the corresponding period in 1996. Costs and expenses have increased primarily due to higher labor costs. Labor costs, including both employees and outside contractors, increased 11% for the first quarter of 1997 when compared with the corresponding period in 1996. The Company is addressing these higher labor costs through the business transformation initiative discussed above as well as other initiatives. The majority of cost savings from these initiatives are expected to be realized beginning in the second half of 1997.

     The Company believes that the Year 2000 issue (the cost of making its internal systems Year 2000 compliant as well as the cost to the Company of making its clients' systems Year 2000 compliant where it is obligated to do so) will not have a material adverse effect on its results of operations. In addition, the Company believes that the Year 2000 issue presents significant market opportunities for revenue growth.

     Interest expense and other, net. Interest expense and other, net increased $7.0 million in the first quarter of 1997 to $24.0 million, compared with $17.0 million in 1996. The primary reason for the increase in 1997 was interest associated with amounts borrowed to finance the Special Intercompany Payment made to GM in the second quarter of 1996.

     Net Income. For the three month period ended March 31, 1997, the Company's net income decreased 11% to $194.1 million from $218.8 million for the corresponding period of the prior year. Earnings per share of common stock declined from $.45 to $.40 for the first quarter of 1997 compared to the first quarter of 1996.

     Return on assets decreased to 3.7% (8.9% excluding the impact on net income and assets of the restructuring and other related charges recorded in the second quarter of 1996 as discussed above) for the twelve-month period ended March 31, 1997, compared with 9.8% for the corresponding period ended March 31, 1996. Return on stockholders' equity decreased to 8.1% (19.5% excluding the impact on net income and equity of the restructuring and other related charges discussed above) for the twelve-month period ended March 31, 1997, compared to 21.3% for the comparable period ended March 31 1996. The Company's effective tax rate remained constant at 36% for the three months ended March 31, 1997 and 1996.

     The Company and its clients may, from time to time, modify their contractual arrangements. For client contracts accounted for under the percentage of completion method, such changes would be reflected in results of operations as a cumulative change in accounting estimate in the period the revisions are determined.

     Seasonality and Inflation. The Company's revenues vary over the calendar year, with the fourth quarter generally reflecting the highest revenues for the year due to certain services that are purchased more heavily in the fourth quarter as a result of the spending patterns of several clients. In addition, revenues have generally increased from quarter to quarter as a result of new business added throughout the year. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

Liquidity and Capital Resources

     At March 31, 1997, the Company held cash and cash equivalents of $896.8 million, had working capital of $1,764.5 million, and a current ratio of 1.6-to-1. This compares to cash equivalents of $879.9 million, $1,845.5 million in working capital and a current ratio of 1.5-to-1 at December 31, 1996.

     The Company's capitalization at March 31, 1997, consisted of $1,727.0 million in long-term debt, less current portion, and $4,894.2 million in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries)was $2,590.6 million at March 31, 1997, compared with total debt of $2,897.8 million at December 31, 1996. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of capital) was 34.6% at March 31, 1997, and 37.7% at December 31, 1996.
The ratio of long-term debt to capital was 33% at March 31, 1997 and 36% at December 31, 1996. At March 31, 1997, the Company had unused uncommitted short-term lines of credit totaling $694.7 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for commercial paper borrowings. The balance of commercial paper borrowings at March 31, 1997 was approximately $940 million. At March 31, 1997, and December 31, 1996, the Company had total committed lines of credit of $2,521.3 million.

     Cash flows from operations increased $57.2 million during the first quarter of 1997 to $546.1 million compared with the first quarter of 1996 due primarily to increased cash collections on accounts receivable. Cash used in investing activities during the first quarter of 1997 was $221.0 million compared with $290.2 million in the corresponding period of last year. Net cash used in financing activities was $298.0 million in the first quarter of 1997 compared with $195.6 million provided in the corresponding period of last year.

     In January 1997, a consolidated subsidiary of the Company issued
200.0 million British pounds (339.0 million U.S. dollars) of redeemable preferred stock to third parties. Holders of such preferred shares have the right to redeem such shares in 2004 for cash equal to the issue amount plus cumulative unpaid dividends. Dividends on such preferred shares are cumulative from the effective date of issue at a blended fixed rate of 6.07%.

     The Company paid cash dividends totaling $73.1 million for the first three months of 1997, and $72.6 million for the same period in 1996.

     The Company expects that its principal uses of funds for the foreseeable future will be for capital expenditures, debt repayment, and working capital. Capital expenditures are expected to consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. Capital expenditures for 1997 are expected to be approximately $1,200 million to $1,700 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities, as well as capital requirements for new business. The Company anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year.

     The IT services agreements existing between GM and EDS prior to the Split-Off provided for GM to pay EDS on the 15th day of the month in which services are provided with respect to a substantial portion of services. Under the IT services agreements signed at the time of the Split-Off, there will be a transition over a two-year period, beginning in 1997, to payment on the 20th day of the month following service for all agreements that do not already have payment terms at least that favorable to GM. These revised payment terms are expected to result in an increase in EDS' working capital requirements. EDS will obtain the funds for this working capital impact through borrowings under its existing commercial paper or bank credit facilities. EDS funded the Special Intercompany Payment through borrowings under its existing commercial paper facilities. EDS currently anticipates that it may seek to refinance such commercial paper or bank borrowings as part of its general plan to extend maturities of its indebtedness.

     The competitive environment and changing market forces are increasing the capital intensity of the Company's business. Increasing amounts of capital will be required in order to make investments in acquisitions, joint ventures, and strategic alliances in other parts of the information industry and in new product development. In order to provide the funds necessary for its future acquisition and expansion goals, the Company expects that it might incur, from time to time, additional bank financing and/or issue equity or debt securities, depending on market and other conditions. In addition, information technology client contracts frequently now require front-end investments in computers and telecommunications equipment, software, and other property and equipment. For these reasons, the Company's ability to continue to access the capital markets on an efficient basis will become increasingly important to its ability to compete effectively.



                                PART II

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to EDS' Annual Report on Form 10-K for the year ended December 31, 1996 for information regarding certain litigation in connection with the split-off of EDS from GM.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number       Description
         -------      -------------------------------------------------

           27         Financial Data Schedule (for SEC information only)


(b)      Reports on Form 8-K

         During the quarter ended March 31, 1997, EDS filed a Current Report on Form 8-K dated February 4, 1997 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

       ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            ELECTRONIC DATA SYSTEMS
                                            CORPORATION
                                            -------------------------------
                                                      (Registrant)

Date:  May 5, 1997                       By    /s/ Joseph M. Grant
                                            -------------------------------
                                             (Joseph M. Grant, Executive
                                             Vice President and Chief
                                             Financial Officer)




Date:  May 5, 1997                       By    /s/ H. Paulett Eberhart
                                            -------------------------------
                                             (H. Paulett Eberhart, Vice
                                             President and Controller)