Form 10-Q
period 1997-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1997-08-14
CIK 1007456

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                                   -----------

                         Commission file number 01-11779


                       Electronic Data Systems Corporation
             (Exact name of registrant as specified in its charter)


             Delaware                                    75-2548221
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

                                   -----------


                   5400 Legacy Drive, Plano, Texas 75024-3199
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 604-6000
              (Registrant's telephone number, including area code)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of July 31, 1997, there were outstanding 490,118,814 shares of the registrant's Common Stock, $.01 par value per share.

================================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I -- Financial Information (Unaudited)

     Item 1.   Financial Statements

         Consolidated Statements of Operations.........................    3

         Condensed Consolidated Balance Sheets.........................    4

         Condensed Consolidated Statements of Cash Flows...............    5

         Notes to Condensed Consolidated Financial Statements..........    6

     Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    8


Part II -- Other Information

      Item 1.  Legal Proceedings.......................................   13

      Item 4.  Submission of Matters to a Vote of Security Holders.....   13

      Item 6.  Exhibits and Reports on Form 8-K........................   13

Signatures.............................................................   14

Exhibit 27  Financial Data Schedule (for SEC information only)


                                                   PART I


ITEM 1.  FINANCIAL STATEMENTS


                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in millions, except per share amounts)


                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                       -----------------                   ---------------
                                                    1997             1996                1997         1996
                                                  --------         -------             --------     --------

Systems and other contracts revenues              $3,682.1         $3,497.8           $7,273.7      $6,864.7
                                                  --------         --------           --------      --------

Costs and expenses
    Cost of revenues                               2,986.2          2,845.7            5,879.8       5,543.8
    Selling, general, and administrative             379.2            308.1              749.9         618.0
    Restructuring charge                             125.3            285.6              125.3         285.6
    Asset writedowns                                 139.7            503.9              139.7         503.9
                                                  --------         --------           --------      --------
           Total costs and expenses                3,630.4          3,943.3            6,894.7       6,951.3
                                                  --------         --------           --------      --------

Operating income (loss)                               51.7           (445.5)             379.0         (86.6)
One-time split-off costs                               --             (45.5)               --          (45.5)
Interest expense and other, net                      (16.0)           (19.2)             (40.0)        (36.2)
                                                  --------         --------           --------      --------
Income (loss) before income taxes                     35.7           (510.2)             339.0        (168.3)
Provision (benefit) for income taxes                  12.8           (183.7)             122.0         (60.6)
                                                  --------         --------           --------      --------
Net income (loss)                                 $   22.9         $ (326.5)          $  217.0      $ (107.7)
                                                  ========         =========          ========      =========

Earnings (loss) per share                         $   0.05         $  (0.67)          $   0.44      $  (0.22)
                                                  ========         =========          ========      =========










                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       3

                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in millions except share and per share amounts)


                                                                              June 30,          December 31,
                                                                                1997               1996
                                                                            ------------       ------------
ASSETS
Current assets
    Cash and cash equivalents                                                $   698.7           $   879.9
    Marketable securities                                                         63.6                82.6
    Accounts receivable, net                                                   3,312.3             3,513.0
    Inventories                                                                  141.6               141.6
    Prepaids and other                                                           322.2               391.2
                                                                             ---------           ---------
       Total current assets                                                    4,538.4             5,008.3
                                                                             ---------           ---------

Property and equipment, net                                                    2,939.6             3,097.0
                                                                             ---------           ---------
Operating and other assets
    Land held for development, at cost                                            86.2                89.1
    Investments and other assets                                               1,695.6             1,591.7
    Software, goodwill, and other intangibles, net                             1,310.3             1,406.8
                                                                             ---------           ---------
        Total operating and other assets                                       3,092.1             3,087.6
                                                                             ---------           ---------
Total Assets                                                                 $10,570.1           $11,192.9
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                         $   292.5           $   465.8
    Accrued liabilities                                                        1,915.6             1,843.6
    Deferred revenue                                                             431.4               592.6
    Income taxes                                                                 107.7               127.5
    Current portion of long-term debt                                            118.8               133.3
                                                                             ---------           ---------
       Total current liabilities                                               2,866.0             3,162.8
                                                                             ---------           ---------

Deferred income taxes                                                            328.3               429.4
Long-term debt                                                                 1,610.5             2,324.3
Redeemable preferred stock of subsidiaries and minority
  interest                                                                       865.2               493.3
Stockholders' equity
     Preferred stock, $.01 par value; authorized 200,000,000 shares,
       none issued                                                                 --                  --
    Common stock, $.01 par value; 2,000,000,000 shares authorized;
       490,101,032 shares issued and outstanding at June 30, 1997,
       and 487,590,995 shares issued at December 31, 1996                          4.9                 4.9
    Additional paid-in capital                                                   781.6               682.8
    Retained earnings                                                          4,271.0             4,200.6
    Currency translation adjustments and other                                  (157.4)              (98.2)
    Treasury stock, at cost, 440,488 shares at December 31, 1996                --                 (7.0)
                                                                             ---------           ---------
     Total stockholders' equity                                                4,900.1             4,783.1
                                                                             ---------           ---------
Total Liabilities and Stockholders' Equity                                   $10,570.1           $11,192.9
                                                                             =========           =========


                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                                       4


                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in millions)


                                                                            Three Months Ended                 Six Months Ended
                                                                                 June 30,                          June 30,
                                                                              -------------                     -------------
                                                                          1997            1996                1997         1996
                                                                       ----------      ---------          ----------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $    193.3       $    90.0          $    739.4    $   578.9
                                                                      ----------       ---------          ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable securities                            20.2            11.4                47.4         37.4
     Proceeds from investments and other assets                             54.2            23.0                99.0        103.8
     Payments for purchase of property and equipment                      (174.0)         (262.4)             (371.7)      (512.9)
     Payments for investments and other assets                             (76.0)          (33.9)             (165.8)      (101.1)
     Payments related to acquisitions, net of cash acquired                (66.8)            1.0               (73.2)       (37.0)
     Payments for purchase of software and other intangibles               (58.7)            2.9               (59.8)       (26.6)
     Payments for purchase of marketable securities                        (15.2)          (24.5)              (30.1)       (46.2)
     Other                                                                  28.2            28.9                45.1         38.8
                                                                      ----------       ---------          ----------    ---------
          Net cash used in investing activities                           (288.1)         (253.6)             (509.1)      (543.8)
                                                                      ----------       ---------          ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                        1,976.8         2,452.4             3,977.4      3,937.3
     Payments on long-term debt                                         (2,103.3)       (2,078.6)           (4,700.3)    (3,315.4)
     Proceeds from sale of redeemable preferred stock
         of subsidiaries                                                    73.8              --               412.8           --
     Employee stock transactions and related tax benefits                   16.8            (2.6)               49.3         17.5
     One-time intercompany payment to GM                                     --           (500.0)                --        (500.0)
     Dividends paid                                                        (73.5)          (73.1)             (146.6)      (145.7)
                                                                      ----------       ---------          ----------    ---------
        Net cash used in financing activities                             (109.4)         (201.9)             (407.4)        (6.3)
                                                                      ----------       ---------          ----------    ---------
Effect of exchange rate changes on cash and cash equivalents                 6.1            (5.3)               (4.1)       (12.6)
                                                                      ----------       ---------          ----------    ---------
Net increase (decrease) in cash and cash equivalents                      (198.1)         (370.8)             (181.2)        16.2
Cash and cash equivalents at beginning of period                           896.8           935.9               879.9        548.9
                                                                      ----------       ---------          ----------    ---------
Cash and cash equivalents at end of period                            $    698.7       $   565.1          $    698.7    $   565.1
                                                                      ==========       =========          ==========    =========








                    See accompanying Notes to Condensed Consolidated Financial Statements.


                                                       5

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

Note 2. Earnings per Share

        Earnings per share for the three and six months ended June 30, 1997 is computed using the weighted average number of EDS common shares outstanding during the period of 489.8 million and 488.9 million shares, respectively. Common-equivalent shares consisting of incremental shares issuable upon the exercise of stock options and awards are excluded from the weighted average share computation as their effect is immaterial. On June 7, 1996, GM Class E common stock was exchanged for EDS common stock on a one-for-one basis. Earnings before June 7, 1996, are attributable to GM Class E common stock. The computation of earnings per share for EDS common stock is similar to that for GM Class E common stock. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

Note 3. Redeemable Preferred Stock of Subsidiaries

        In June 1997, a consolidated subsidiary of the Company issued 45.0 million British pounds (73.9 million U.S. dollars) of redeemable preferred stock to a third party. Dividends on such preferred shares are cumulative from the effective date of issue at a fixed rate of 6.95%. The preferred shares are nonvoting and provide the holders with a priority position with respect to any class of the issuing subsidiary's stock in the event of dissolution.

     In July 1997, the Company retired 400.0 million British pounds (653.0 million U.S. dollars) of redeemable preferred stock of subsidiaries through the issuance of commercial paper.

Note 4. Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $3,852.9 million and $3,892.1 million at June 30, 1997 and December 31, 1996, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,097.8 million and $1,100.9 million at June 30, 1997 and December 31, 1996, respectively. Depreciation and amortization expense for the three and six months ended June 30, 1997 was $294.7 million and $574.4 million, respectively.

Note 5.  Restructuring Activities

     In the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition and termination of employees. As a result of this initiative, the Company recorded restructuring charges and asset writedowns totaling $265 million in the quarter ended June 30, 1997. Such amount primarily consisted of restructuring charges of $111 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees and asset write-offs of $100 million and related accruals of $14 million relating to operations that the Company plans to sell, exit or discontinue. These operations primarily consist of several processing centers which the Company will consolidate and certain product lines and related services provided to certain industries. In addition, the Company recorded a $40 million writedown of an investment that it was attempting to sell, thereby reducing such investment to its estimated net realizable value. As of June 30, 1997 approximately 700 employees have been involuntarily terminated and approximately $6.3 million has been paid in termination benefits.

     In the second quarter of 1996, the Company recorded numerous one-time charges, including a $286 million charge primarily for expected workforce reductions of approximately 4,900 employees who accepted early retirement or were to be involuntarily terminated under a planned workforce realignment. The total employee-related termination and early retirement offer charges amounted to approximately $258 million, $137 million of which related to special termination benefits under the Company's defined benefit pension plan. As of June 30, 1997 1,743 employees have accepted the early retirement offer and 2,221 employees have been involuntarily terminated. As of June 30, 1997, approximately $101.7 million has been paid in termination benefits related to the involuntary termination plan and an additional $16.4 million is expected to be paid in the remainder of 1997.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     EDS is a provider of information technology ("IT") services, using computer and communication technologies to meet the business needs of its clients. EDS offers its clients a portfolio of services worldwide, including the management of computers, networks, information systems, information processing facilities, business operations and related personnel.

Forward Looking Statements

     All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business transformation initiative and any savings therefrom, the Company's Year 2000 exposure and opportunity, and future revenues from General Motors Corporation ("GM"). Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the market acceptance of new product or service offerings that offer higher margins than traditional product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts, including the financial performance of EDS' contracts with GM; the degree to which the Company can improve productivity; general economic conditions; the degree to which business entities continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to the Company's Year 2000 exposure and opportunity, the Company's ability to capitalize on new business opportunities and the interpretation of information technology contracts the Company has with its clients.

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

Restructuring Charges and Asset Writedowns

     In the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition and termination of employees. As a result of this initiative, the Company recorded restructuring charges and asset writedowns totaling $265 million in the quarter ended June 30, 1997. Such amount primarily consisted of charges of $111 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees and asset write-offs of $100 million and related accruals of $14 million relating to operations that the Company plans to sell, exit or discontinue. These operations primarily consist of several processing centers which the Company will consolidate and certain product lines and related services provided to certain industries. In addition, the Company recorded a $40 million writedown of an investment that it was attempting to sell, thereby reducing such investment to its estimated net realizable value.

     In the second quarter of 1996, the Company recorded one-time charges including a $286 million charge primarily for expected workforce reductions of approximately 4,900 employees who accepted early retirement or were to be involuntarily terminated under a planned workforce realignment. The total employee-related termination and early retirement offer charges amounted to approximately $258 million, $137 million of which relates to special termination benefits, including amounts under the Company's defined benefit pension plan. At the same time as the restructuring, the Company wrote down certain of its assets by approximately $564 million, $60 million of which were charged to cost of revenues, and recognized approximately $45 million of expenses directly associated with Split-Off activities. For further information, reference is made to the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Results of Operations

     Revenues. Total systems and other contracts revenues for the quarter ended June 30, 1997, rose $184.3 million, or 5%, over the corresponding quarter in 1996 to $3,682.1 million. Total revenues for the six months ended June 30, 1997 increased $409.0 million, or 6%, to $7,273.7 million. Revenues from non-GM clients for the quarter ended June 30, 1997, rose 4% to $2,548.5 million compared to $2,447.3 million for the same period in 1996. Revenues from non-GM clients for the six months ended June 30, 1997 increased 6% to $5,121.1 million compared to $4,852.0 million for the same period in 1996.

     Revenues from non-GM clients comprised 69% and 70% of total revenues for the three months ended June 30, 1997 and 1996, respectively. Revenues from non-GM clients comprised 70% and 71% of total revenues for the six months ended June 30, 1997 and 1996, respectively. As a result of productivity improvements made on certain contracts with GM accounted for under the percentage-of-completion method of accounting, approximately $90 million of additional revenue was recognized in the second quarter of 1997. However, the Company estimates that revenues from GM in calendar year 1997 will be slightly less than the amount recorded in 1996.

     Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues remained at 81% for both the three and six months ended June 30, 1997, and June 30, 1996. Selling, general and administrative expenses as a percentage of systems and other contracts revenues were 10% for both the three and six months ended June 30, 1997, up from 9% in the corresponding periods in 1996. See

"Restructuring Charges and Asset Writedowns" above for a discussion of other components of total costs and expenses.

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

     Interest Expense and Other, Net. Interest expense and other, net decreased $3.2 million in the second quarter of 1997 to $16.0 million, compared with $19.2 million in 1996 and includes interest expense of $35.3 million for 1997 and $36.7 million for 1996. For the six months ended June 30, 1997 interest expense and other increased $3.8 to $40.0 million, and includes interest expense of $77.6 million for 1997 and $72.3 million for 1996.

     Net Income (Loss). For the three month period ended June 30, 1997, the Company reported net income of $22.9 million, or $.05 per share, compared to a net loss of $326.5 million, or $.67 per share, for the corresponding period of 1996. Excluding the one-time charges, net income for the three months ended June 30, 1997 was $192.4 million, or $.39 per share, compared to $246.6 million, or $.51 per share, in the corresponding period of 1996. For the six month period ended June 30, 1997, the Company's net income increased $324.7 million to $217.0 million when compared with the respective period of 1996. Excluding the one-time charges, net income for the six months ended June 30, 1997 decreased $78.8 million to $386.6 million when compared with the respective period of 1996. Net income for the second quarter of 1997 was unfavorably impacted by adjustments, primarily to revenue, totaling approximately $80 million before taxes for a limited number of contracts that have not performed as expected or, in some instances, have been terminated, as well as a decline in operating margins on certain contracts signed prior to 1996. These unfavorable items were partially offset by the favorable impact of the productivity improvements made on certain contracts with GM (see "Revenues" above). Due to the factors discussed above, GM contracts represented a more significant contribution to the Company's overall operations in the second quarter of 1997 than in prior periods. EDS' effective tax rate remained constant at 36% for the three months ended June 30, 1997 and 1996.

     Return on assets increased to 7.2% for the twelve-month period ended June 30, 1997, compared with 4.1% for the corresponding period ended June 30 1996. Return on stockholders' equity increased to 16.5% for the twelve-month period ended June 30, 1997, compared to 9.2% for the comparable period ended June 30, 1996. Excluding the one-time charges discussed above for each of the twelve-month periods ended June 30, 1997 and 1996, return on assets were 8.9% and 10.1%, and return on stockholders' equity was 19.8% and 20.8%, respectively. Excluding the one-time charges, the decline in return on assets and return on stockholders' equity was attributable primarily to the decline in net income over the comparable twelve-month periods.

     The Company and its clients may, from time to time, modify their contractual arrangements. For customer contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a cumulative change in accounting estimate in the period the revisions are determined.

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

Liquidity and Capital Resources

     At June 30, 1997, the Company held cash and cash equivalents of $698.7 million, had working capital of $1,672.4 million, and a current ratio of 1.6-to-1. This compares to cash equivalents of $879.9 million, $1,845.5 million in working capital and a current ratio of 1.6-to-1 at December 31, 1996. The decrease in working capital primarily results from decreases in cash and cash equivalents and accounts receivable partially offset by decreases in accounts payable and deferred revenue.

     The Company's capitalization at June 30, 1997, consisted of $1,610.5 million in long-term debt, less current portion, and $4,900.1 million in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $2,557.6 million at June 30, 1997, compared with total debt of $2,897.9 million at December 31, 1996. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 34.3% at June 30, 1997, and 37.7% at December 31, 1996. The ratio of long-term debt to capital was 33.2% at June 30, 1997 and 36% at December 31, 1996. At June 30, 1997, the Company had unused uncommitted short-term lines of credit totaling $695.2 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for commercial paper borrowings. The balance of commercial paper borrowings at June 30, 1997 was approximately $830 million. At June 30, 1997, and December 31, 1996, the Company had total committed lines of credit of $2,521.3 million.

     Cash flows from operations increased $160.5 million during the six months ended June 30, 1997 to $739.4 million compared with the comparable period in 1996 due primarily to normal fluctuations in working capital components. Cash used in investing activities during the six months ended June 30, 1997 was $509.1 million compared with $543.8 million in the corresponding period of last year. Net cash used in financing activities was $407.4 million for the six months ended June 30, 1997, compared with net cash provided by financing activities of $6.3 million in the corresponding period of last year.

     The Company paid cash dividends totaling $73.5 million for the second quarter of 1997, and $573.1 million for the same period in 1996. Included in the 1996 amount is the $500.0 million Special Inter-Company Payment made to GM in connection with the Split-Off.

     The Company expects that its principal uses of funds for the foreseeable future will be for capital expenditures, debt repayments and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. Capital expenditures for 1997 are expected to be approximately $1,200.0 million to $1,700.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities, as well as capital requirements for new business. The Company anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year. On August 7, 1997, EDS announced that it had agreed to acquire the interest it does not currently own in Neodata Corporation, a Colorado-based integrated marketing communications services company. EDS will acquire the remaining equity interest for approximately $70 million. Neodata will retain approximately $210 million of indebtedness, including approximately $163 million of public debentures redeemable as early as May 1998.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to EDS' Annual Report on Form 10-K for the year ended December 31, 1996 for information regarding certain litigation in connection with the split-off of EDS from GM. On or about April 30, 1997 the plaintiffs who originally filed the Ward class action lawsuit moved to sever their claims from the consolidated class action on the grounds that their claims were narrower that those of the other plaintiffs and that the lead attorneys for the consolidated class action had not proceeded quickly enough with the litigation. On or about July 10, 1997 the plaintiffs in the consolidated class action filed a motion for leave to serve a Third Amended Complaint. The Third Amended Complaint asserts claims against the GM Board of Directors for breach of fiduciary duties including a duty to disclose complete information relating to the Split-Off. In addition, the Third Amended Complaint asserts a derivative claim on behalf of EDS. Therefore, EDS is named as a nominal defendant. No current EDS director or officer is named as a defendant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) EDS' 1997 Annual Meeting of Stockholders was held on June 5, 1997 in Plano, Texas.

(b)  Not applicable.

(c) A total of 416,997,519 shares (approximately 85.2% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

     (i) Election of four Class I directors for a term expiring at the 2000 Annual Meeting of Stockholders: William H. Gray, III - 403,383,529 shares cast for election and 13,613,990 shares withheld; Ray J. Groves
          - 403,982,886 shares cast for election and 13,014,633 shares withheld; Jeffrey M. Heller - 403,374,492 shares cast for election and 13,623,027 shares withheld; and Ray L. Hunt - 403,827,146 shares cast for election and 13,170,373 shares withheld.

     (ii) Ratification of the appointment of KPMG Peat Marwick LLP as auditors to audit the accounts for EDS for 1997: 413,477,284 shares cast for the ratification, 1,971,759 shares cast against the ratification and 1,544,476 shares abstained.

There were no broker non-votes.

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit
           Number                     Description

             27       Financial Data Schedule (for SEC information only)


(b)  Reports on Form 8-K

     During the quarter ended June 30, 1997, EDS filed two Current Reports on Form 8-K dated April 24, 1997 and May 19, 1997, each reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ELECTRONIC DATA SYSTEMS CORPORATION
                                        -----------------------------------
                                                     (Registrant)


                                        By    /s/ Joseph M. Grant
                                        -----------------------------------
                                        (Joseph M. Grant, Executive
                                         Vice President and Chief Financial
  Date:  August 13, 1997                 Officer)

                                        By   /s/ H. Paulett Eberhart
                                        -----------------------------------
                                        (H. Paulett Eberhart, Vice President
  Date:  August 13, 1997                 and Controller)