Form 10-Q
period 1997-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1997-11-13
CIK 1007456

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

                For the quarterly period ended September 30, 1997

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

As of October 31, 1997, there were outstanding 490,964,230 shares of the registrant's Common Stock, $.01 par value per share.

================================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
Part I -- Financial Information (Unaudited)

     Item 1.   Financial Statements

         Consolidated Statements of Operations.........................    3

         Consolidated Balance Sheets...................................    4

         Condensed Consolidated Statements of Cash Flows...............    5

         Notes to Condensed Consolidated Financial Statements..........    6

     Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    7


Part II -- Other Information

      Item 6.  Exhibits and Reports on Form 8-K........................   12

Signatures.............................................................   13

Exhibit 10(g) Amended and Restated Revolving Credit and Term Loan Agreement entered into as of September 23, 1997 among EDS and the Lenders identified therein.

Exhibit 10(i) Amended and Restated Multi-Currency Revolving Credit Agreement entered into as of September 23, 1997 among EDS and the Lenders identified therein.

Exhibit 27     Financial Data Schedule (for SEC information only)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                        ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in millions, except per share amounts)


                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                                  -------------               -------------
                                                1997         1996          1997         1996
                                                ----         ----          ----         ----
Systems and other contracts revenues          $3,733.7     $3,570.5      $11,007.4    $10,435.2
                                              --------     --------      ---------    ---------


Costs and expenses
    Cost of revenues                           2,945.1      2,811.1        8,824.9      8,354.9
    Selling, general, and administrative         358.2        345.4        1,108.1        963.4
    Restructuring charge                          --           --            125.3        285.6
    Asset writedowns                              25.9         --            165.6        503.9
                                              --------     --------      ---------    ---------
               Total costs and expenses        3,329.2      3,156.5       10,223.9     10,107.8
                                              --------     --------      ---------    ---------

Operating income                                 404.5        414.0          783.5        327.4
One-time split-off costs                          --           --             --          (45.5)
Interest expense and other, net                  (44.8)         2.2          (84.8)       (34.0)
                                              --------     --------      ---------    ---------
Income before income taxes                       359.7        416.2          698.7        247.9
Provision for income taxes                       129.5        149.8          251.5         89.2
                                              --------     --------      ---------    ---------
Net income                                    $  230.2     $  266.4      $   447.2    $   158.7
                                              ========     ========      =========    =========

Earnings per share                            $   0.47      $  0.55      $    0.91    $    0.33
                                              ========     ========      =========    =========





              See accompanying Notes to Condensed Consolidated Financial Statements.

                        ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                UNAUDITED CONSOLIDATED BALANCE SHEETS
                           (in millions except share and per share amounts)


                                                                 September 30,      December 31,
                                                                     1997               1996
                                                                 ------------       ------------
Assets
Current assets
   Cash and cash equivalents                                      $   860.4          $   879.9
   Marketable securities                                               64.2               82.6
   Accounts receivable, net                                         3,365.6            3,513.0
   Inventories                                                        123.5              141.6
   Prepaids and other                                                 337.0              391.2
                                                                  ---------          ---------
     Total current assets                                           4,750.7            5,008.3
                                                                  ---------          ---------

Property and equipment, net                                         2,973.1            3,097.0
                                                                  ---------          ---------


Operating and other assets
   Land held for development, at cost                                  87.7               89.1
   Investments and other assets                                     1,613.1            1,591.7
   Software, goodwill, and other intangibles, net                   1,540.3            1,406.8
                                                                  ---------          ---------
     Total operating and other assets                               3,241.1            3,087.6
                                                                  ---------          ---------
Total Assets                                                      $10,964.9          $11,192.9
                                                                  =========          =========


Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                              $   315.1          $   317.1
    Accrued liabilities                                             2,000.9            1,992.3
    Deferred revenue                                                  395.1              592.6
    Income taxes                                                      114.8              127.5
    Current portion of long-term debt                                 126.2              133.3
                                                                  ---------          ---------
       Total current liabilities                                    2,952.1            3,162.8
                                                                  ---------          ---------

Deferred income taxes                                                 457.9              429.4
Long-term debt                                                      2,161.5            2,324.3
Redeemable preferred stock of subsidiaries and minority
  interests                                                           352.4              493.3
Stockholders' equity
    Preferred stock, $.01 par value; authorized 200,000,000
      shares, none issued                                              --                 --
    Common stock, $.01 par value; 2,000,000,000 shares
       authorized; 490,954,443 issued and outstanding
       at September 30, 1997, and 487,590,995 shares
       issued at December 31, 1996                                      4.9                4.9
    Additional paid-in capital                                        823.8              682.8
    Retained earnings                                               4,391.9            4,200.6
    Currency translation adjustments and other                       (179.6)             (98.2)
    Treasury stock, at cost,
       440,488 shares at December 31, 1996                             --                 (7.0)
                                                                  ---------          ---------
     Total stockholders' equity                                     5,041.0            4,783.1
                                                                  ---------          ---------
Total Liabilities and Stockholders' Equity                        $10,964.9          $11,192.9
                                                                  =========          =========



               See accompanying Notes to Condensed Consolidated Financial Statements.

                                    ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in millions)


                                                                        Three Months Ended                  Nine Months Ended
                                                                          September 30,                       September 30,
                                                                          -------------                       -------------
                                                                        1997          1996                 1997          1996
                                                                        ----          ----                 ----          ----
Net cash provided by operating activities                            $  725.0       $  481.3            $1,464.4       $1,060.2
                                                                     --------       --------            --------       --------

Cash Flows from Investing Activities
   Proceeds from sale of marketable securities                           19.3           14.2                66.7           51.6
   Proceeds from investments and other assets                            61.7           26.7               160.7          130.5
   Proceeds from divestiture                                             24.6            --                 24.6            --
   Payments for purchase of property and equipment                     (250.0)        (329.7)             (621.7)        (842.6)
   Payments for investments and other assets                            (80.8)         (52.7)             (246.6)        (153.8)
   Payments related to acquisitions, net of cash acquired               (69.9)          (9.9)             (143.1)         (46.9)
   Payments for purchase of software and other intangibles              (40.8)         (58.9)             (100.6)         (85.5)
   Payments for purchase of marketable securities                       (15.1)         (20.8)              (45.2)         (67.0)
   Other                                                                 24.3           35.7                69.4           74.5
                                                                     --------       --------            --------       --------
      Net cash used in investing activities                            (326.7)        (395.4)             (835.8)        (939.2)
                                                                     --------       --------            --------       --------

Cash Flows from Financing Activities
   Proceeds from long-term debt                                       1,488.7        4,249.6             5,466.1        8,186.9
   Payments on long-term debt                                        (1,148.6)      (4,426.3)           (5,848.9)      (7,741.7)
   Net increase in current portion of long-term debt
    with maturities less than 90 days                                     --            91.0                --             91.0
   Proceeds from sale of stock of subsidiaries                          140.5          103.5               553.3          103.5
   Redemption of preferred stock                                       (653.3)           --               (653.3)           --
   Employee stock transactions and related tax benefit                   12.6           17.3                61.9           34.8
   One-time intercompany payment to GM                                    --             --                 --           (500.0)
   Dividends paid                                                       (73.5)         (72.8)             (220.1)        (218.5)
                                                                     --------       --------            --------       --------
     Net cash used in financing activities                             (233.6)         (37.7)             (641.0)         (44.0)
                                                                     --------       --------            --------       --------
Effect of exchange rate changes on cash and cash equivalents             (3.0)          (0.2)               (7.1)         (12.8)
                                                                     --------       --------            --------       --------
Net increase (decrease) in cash and cash equivalents                    161.7           48.0               (19.5)          64.2
Cash and cash equivalents at beginning of period                        698.7          565.1               879.9          548.9
                                                                     --------       --------            --------       --------
Cash and cash equivalents at end of period                           $  860.4       $  613.1            $  860.4       $  613.1
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

Note 2.  Earnings per Share

        Earnings per share for the three and nine months ended September 30, 1997 is computed using the weighted average number of EDS common shares outstanding during the period of 490.4 million and 489.4 million shares, respectively. Common-equivalent shares consisting of incremental shares issuable upon the exercise of stock options and awards are excluded from the weighted average share computation as their effect is immaterial. On June 7, 1996, GM Class E common stock was exchanged for EDS common stock on a one-for-one basis. Earnings before June 7, 1996, are attributable to GM Class E common stock. The computation of earnings per share for EDS common stock is similar to that for GM Class E common stock. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

        In July 1997, the Company redeemed 400.0 million British pounds (653.3 million U.S. dollars) of redeemable preferred stock of subsidiaries through the issuance of commercial paper.

Note 4.  Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $3,885.4 million and $3,892.1 million at September 30, 1997 and December 31, 1996, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,172.4 million and $1,100.9 million at September 30, 1997 and December 31, 1996, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $305.4 million and $879.8 million, respectively.

Note 5.  Restructuring Activities

     In the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services and delivery with market opportunities. This initiative involves the elimination of approximately

9,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition and termination of employees. As a result of this initiative, the Company recorded restructuring charges and asset writedowns totaling $265.0 million and $25.9 million in the quarters ended June 30, 1997 and September 30, 1997, respectively. Such amounts primarily consisted of restructuring charges of $111.0 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees and asset write-offs of $100.0 million and related accruals of $14.0 million relating to operations that the Company plans to sell, exit or discontinue. These operations primarily consist of several processing centers which the Company will consolidate and certain product lines and related services provided to certain industries. In addition, the Company recorded a write-down of $40.0 million in the second quarter of 1997 relating to operating assets that it is in the process of selling, thereby reducing such assets to their estimated net realizable value. During the third quarter of 1997, certain market events required an additional $25.9 million writedown of these operating assets to their revised estimated net realizable value. As of September 30, 1997, approximately 1,270 employees have been involuntarily terminated and approximately $16.2 million has been paid in termination benefits.

     In the second quarter of 1996, the Company recorded numerous one-time charges, including a $286 million charge primarily for expected workforce reductions of approximately 4,900 employees who accepted early retirement or were to be involuntarily terminated under a planned workforce realignment. The total employee-related termination and early retirement offer charges amounted to approximately $258 million, $137 million of which related to special termination benefits under the Company's defined benefit pension plan. At the same time as the restructuring, the Company wrote down certain of its assets by approximately $564 million, $60 million of which were charged to cost of revenues, and recognized approximately $45 million of expenses directly associated with Split-Off activities. As of September 30, 1997 1,743 employees have accepted the early retirement offer and 2,301 employees have been involuntarily terminated. As of September 30, 1997, approximately $109.1 million has been paid in termination benefits related to the involuntary termination plan and an additional $9.0 million is expected to be paid in the remainder of 1997.

Note 6.  Acquisitions and Dispositions

     On September 6, 1997, EDS entered into a 10-year contract with the Commonwealth Bank of Australia to be responsible for all information technology functions at the bank including operations, desktop, communications and applications development. In addition, EDS sold a 35% share in EDS' Australia operations to the Commonwealth Bank of Australia for approximately $140.5 million. The proceeds from the sale were recorded in Minority Interests in the consolidated financial statements.

     On August 29, 1997, EDS acquired all remaining outstanding equity interests in Neodata Corporation ("Neodata"), a Colorado-based integrated marketing communications services company, for $61.7 million, net of cash acquired. Neodata retained $217.1 million of indebtedness, including $163.0 million of public debentures redeemable as early as May 1998 at 106% of their principal amount.


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

Restructuring Charges and Asset Writedowns

         In the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services and delivery with market opportunities. This initiative involves the elimination of approximately 9,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition and termination of employees. As a result of this initiative, the Company recorded restructuring charges and asset writedowns totaling $265.0 million and $25.9 million in the quarters ended June 30, 1997 and September 30, 1997, respectively. Such amounts primarily consisted of charges of $111.0 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees and asset write-offs of $100.0 million and related accruals of $14.0 million relating to operations that the Company plans to sell, exit or discontinue. These operations primarily consist of several processing centers which the Company will consolidate and certain product lines and related services provided to certain industries. In addition, the Company recorded a writedown of $40 million in the second quarter of 1997 relating to operating assets that it is in the process of selling, thereby reducing such assets to their estimated net realizable value. During the third quarter of 1997, certain market events required an additional $25.9 million writedown of these operating assets to their revised estimated net realizable value.

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

New Accounting Standard

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted earnings per share on the Company's statement of operations. Diluted earnings per share as calculated under SFAS 128 is not expected to materially differ from primary earnings per share amounts previously presented.

Results of Operations

         Revenues. Total systems and other contracts revenues for the quarter ended September 30, 1997, rose $163.2 million, or 5%, over the corresponding quarter in 1996 to $3,733.7 million. Total revenues for the nine months ended September 30, 1997 increased $572.2 million, or 5%, to $11,007.4 million. Revenues from non-GM clients for the quarter ended September 30, 1997, rose 7% to $2,681.1 million compared to $2,516.2 million for the same period in 1996. Revenues from non-GM clients for the nine months ended September 30, 1997 increased 6% to $7,802.2 million compared to $7,368.2 million for the same period in 1996.

         Revenues from non-GM clients comprised 72% and 70% of total revenues for the three months ended September 30, 1997 and 1996, respectively. Revenues from non-GM clients comprised 71% of total revenues for both the nine month periods ended September 30, 1997 and 1996. The Company estimates that revenues from GM in calendar year 1997 will be flat compared with the amount recorded in 1996.

         Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues was 79% for each of the three month periods ended September 30, 1997 and 1996. For each of the nine month periods ended September 30, 1997 and 1996, cost of revenues as a percentage of systems and other contracts revenues was 80%. Selling, general and administrative expenses as a percentage of systems and other contracts revenues were 10% for both of the three month periods ended September 30, 1997 and 1996. Selling, general and administrative expenses as a percentage of systems and other contracts revenues for the nine months ended September 30, 1997 and 1996, were 10% and 9%, respectively. See "Restructuring Charges and Asset Writedowns" above for a discussion of other components of total costs and expenses.

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

         Interest Expense and Other, Net. Interest expense and other, net increased $47.0 million in the third quarter of 1997 to $44.8 million, compared with $(2.2) million in the corresponding period in 1996 due primarily to the write-off of $38.7 million of certain of the Company's equity investments that were deemed unrecoverable as a result of events in the third quarter. Interest expense for the three months ended September 30, 1997 and 1996 was $39.2 million and $37.1 million, respectively. For the nine months ended September 30, 1997 interest expense and other, net increased $50.8 million to $84.8 million, and includes interest expense of $116.8 million for 1997 and $109.4 million for 1996.

         Net Income. For the three month period ended September 30, 1997, the Company reported net income of $230.2 million, or $.47 per share, compared to net income of $266.4 million, or $.55 per share, for the corresponding period of 1996. For the nine month period ended September 30, 1997, the Company's net income increased $288.5 million to $447.2 million when compared with the respective period of 1996. Excluding the restructuring charges and asset writedowns in both periods ($290.9 million, before taxes, for 1997 and $895.5 million, before taxes, for 1996), net income for the nine months ended September 30, 1997 would have decreased $98.5 million to $633.3 million, or $1.29 per share, when compared with the respective period of 1996. EDS' effective tax rate remained constant at 36% for the three months ended September 30, 1997 and 1996.

         Return on assets increased to 6.7% for the twelve-month period ended September 30, 1997, compared with 4.1% for the corresponding period ended September 30 1996. Return on stockholders' equity increased to 15.0% for the twelve-month period ended September 30, 1997, compared to 9.2% for the comparable period ended September 30, 1996. Excluding the restructuring charges and asset writedowns discussed above for each of the twelve-month periods ended September 30, 1997 and 1996, return on assets were 8.5% and 9.9%, and return on stockholders' equity was 18.6% and 20.3%, respectively. Excluding the restructuring charges and asset writedowns, the decline in return on assets and return on stockholders' equity was attributable primarily to the decline in net income over the comparable twelve-month periods.

         The Company and its clients may, from time to time, modify their contractual arrangements. For customer contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a cumulative change in accounting estimate in the period in which the revisions are determined.

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

Liquidity and Capital Resources

         At September 30, 1997, the Company held cash and cash equivalents of $860.4 million, had working capital of $1,798.6 million, and a current ratio of 1.6-to-1. This compares to cash equivalents of $879.9 million, $1,845.5 million in working capital and a current ratio of 1.6-to-1 at December 31, 1996.

         The Company's capitalization at September 30, 1997 consisted of $2,161.5 million in long-term debt, less current portion, and $5,041.0 million in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $2,462.6 million at September 30, 1997, compared with total debt of $2,897.9 million at December 31, 1996. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 32.8% at September 30, 1997, and 37.7% at December 31, 1996. The ratio of long-term debt to capital was 31.6% at September 30, 1997 and 36.6% at December 31, 1996. At September 30, 1997, the Company had unused uncommitted short-term lines of credit totaling $645.8 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for commercial paper borrowings. The balance of commercial paper borrowings at September 30, 1997 was approximately $1,201.5 million. In July 1997, the Company redeemed 400.0 million British pounds (653.3 million U.S. dollars) of redeemable preferred stock of subsidiaries through the issuance of commercial paper. At September 30, 1997, and December 31, 1996, the Company had total committed lines of credit of $2,521.3 million.

         Cash flows from operations increased $404.2 million during the nine months ended September 30, 1997 to $1,464.4 million compared with the comparable period in 1996 due primarily to decreases in accounts receivable, prepaids and other, and an increase in taxes payable, all of which were partially offset by a decrease in deferred revenue. Cash used in investing activities during the nine months ended September 30, 1997 was $835.8 million compared with $939.2 million in the corresponding period of last year. Net cash used in financing activities was $641.0 million for the nine months ended September 30, 1997, compared with $44.0 million in the corresponding period of last year.

         The  Company  paid  cash   dividends  totaling  $73.5  million  in  the
third quarter of 1997, and $72.8 million for the same period in 1996.

         The Company expects that its principal uses of funds for the foreseeable future will be for capital expenditures, debt repayments and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. Capital expenditures for 1997 are expected to be approximately $1,000.0 million to $1,300.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities, as well as capital requirements for new business. The Company anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year. On August 29, 1997 EDS acquired the interest that it did not already own in Neodata Corporation, a Colorado-based integrated marketing communications services company, for $61.7 million, net of cash acquired. Neodata retained $217.1 million of indebtedness, including $163.0 million of public debentures redeemable as early as May 1998 at 106% of their principal amount.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit
         Number                            Description
         -------------   ------------------------------------------------------

         10(g) Amended and Restated Revolving Credit and Term Loan Agreement entered into as of September 23, 1997 among EDS and the Lenders identified therein.

         10(i) Amended and Restated Multi-Currency Revolving Credit Agreement entered into as of September 23, 1997 among EDS and the Lenders identified therein.

         27              Financial Data Schedule (for SEC information only)


(b)      Reports on Form 8-K
         -------------------

         During the quarter ended September 30, 1997, EDS filed a Current Report on Form 8-K dated August 7, 1997 reporting a press release under
         Item 5 - Other Events and Item 7 - Exhibits.

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


                                        ELECTRONIC DATA SYSTEMS CORPORATION
                                        -----------------------------------
                                                     (Registrant)


                                        By    /s/ Joseph M. Grant
                                        -----------------------------------
                                        (Joseph M. Grant, Executive
                                         Vice President and Chief Financial
  Date:   November 7, 1997                 Officer)

                                        By   /s/ H. Paulett Eberhart
                                        -----------------------------------
                                        (H. Paulett Eberhart, Vice President
  Date:   November 7, 1997                     and Controller)