Form 10-K
period 1997-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1998-03-04
CIK 1007456

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                          Commission File No. 01-11779

                      ELECTRONIC DATA SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          75-2548221
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  5400 LEGACY DRIVE, PLANO, TEXAS  75024-3199
          (Address of principal executive offices, including zip code)

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

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              ------     ------.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $15,969,258,389.

     There were 491,683,679 shares of the registrant's common stock outstanding as of February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1997 Annual Report to Stockholders are incorporated by reference in Parts II and IV and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998 are incorporated by reference in Part III.

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

  EDS is a professional services firm that applies consulting, information and technical expertise to enhance clients' business performance. As of December 31, 1997, EDS employed approximately 110,000 persons and served clients in the United States and 43 other countries. Unless the context otherwise requires, references herein to EDS include its predecessor and subsidiaries.


SERVICES

  EDS offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting and electronic business. EDS provides clients access to a wide range of value-added offerings within each of the four categories. Services include the management of computers, networks, information systems, information processing facilities, business operations and related personnel. These offerings continue to evolve in response to the rapid technological changes occurring within the computer industry and clients'
expanding business needs and market opportunities.   The following is a
description of EDS' principal service offerings:

     . SYSTEMS AND TECHNOLOGY SERVICES. EDS' traditional outsourcing business encompasses systems development, systems integration, and systems management. Also included in this area are desktop services, Year 2000 conversions and enterprise software solutions.

     . BUSINESS PROCESS MANAGEMENT. EDS may manage an entire business function within the client's enterprise, including such activities as remittance processing, procurement logistics, enterprise customer management, customer service and training, as well as information technology ("IT") operations.

     . MANAGEMENT CONSULTING. A.T. Kearney, an EDS subsidiary, provides clients with high value-added strategy, operations and information technology capabilities combined with implementation skills that improve overall business performance and competitive positioning. Services in this area focus on strategic consulting, including customer equity management, new market entry and shareholder value creation; operations consulting, encompassing strategic sourcing, supply chain management and manufacturing; and technology consulting, including systems planning, new technology applications and advanced applications.

     . ELECTRONIC MARKETS. EDS' offerings in this area include interactive marketing and payment services, internet and online services and advertising, electronic commerce, EDI (electronic data interchange), smart cards, multimedia and home shopping, and the design, development, implementation and operation of internet websites, corporate intranets and extranets.

  EDS is able to leverage its extensive technical infrastructure and other numerous resources to offer information and technology services at clients' sites or through large scale information processing centers or specialized distributed service centers. EDS continually examines and tests computer hardware and software offered by suppliers worldwide as part of its efforts to determine which are most appropriate for use in its operations and/or to offer to its clients. The company assesses the technological changes that continuously occur within the IT industry, including developments in distributed computing, client/server architecture and internet-based applications. EDS has developed computer-aided software engineering tools to assist in generating new software to keep pace with rapidly evolving strategies involving hardware technologies and information processing theories and to facilitate the rapid deployment of the company's products and services to market.

BUSINESS AREAS

  EDS conducts its sales, marketing and service activities on a global basis principally through business units that focus both geographically and vertically along the lines of specified industries. By combining the skills of an industry-focused business unit with a geographic business unit where appropriate, EDS is able to respond to a client's requirements with people who are knowledgeable about a specific industry and the client's business. These industry-focused business units can be broadly categorized as follows:

     . MANUFACTURING. EDS assists numerous manufacturing companies in their worldwide operations and in their implementation of global competitive strategies, providing them with advanced capabilities in information processing, information management and telecommunications. EDS offers manufacturing clients expertise in EDI, engineering information systems, integrated document processing, inventory control, materials handling, process control, synchronous manufacturing, and artificial intelligence techniques.

     . FINANCIAL SERVICES. EDS offers a full range of information and technology services to the global financial services industry. The industry's expansion of products and services has led to an unprecedented dependence on technology and its integration with a financial institution's business processes and strategy. Through strategic alliances and acquisitions, EDS has positioned itself to support a wide range of industry segments, including commercial banks, consumer finance companies, commercial insurance companies, investment banks, regional and community banks, credit unions, brokerage and securities firms, thrifts and mortgage lenders. EDS' services are augmented by a full range of industry-specific products and services, including data processing, automated teller machines ("ATMs"), debit and credit card services, voice and teller automation, item and remittance processing, cross-border funds transfer and currency exchange, consumer asset management, customer service technology, remote/home banking and business-process improvement.

     . GOVERNMENT. EDS performs information and technology services for national, state and local governments in the U.S. and around the world. At the national level, EDS targets its services at both civil and defense organizations with complex, large-scale information needs. Within state and local governments, key markets of EDS include human services, transportation, public safety and administration and finance. EDS' core competency for managing complexity and its proven ability to leverage process performance improvement techniques and technologies from the private sector into the public sector has allowed EDS to expand its government presence worldwide.

     . COMMUNICATIONS. EDS offers a full spectrum of information and technology services to the global communications market in addition to industry specific technology platforms tailored to the information needs of each industry segment. For the telecommunications segment (local, long distance, wireless and internet service providers), EDS' service offerings include call rating and billing, clearinghouse services, operational support services and customer care and acquisition technologies. For the entertainment and media segment, EDS provides content digitization and digital asset management services.

     . HEALTH. EDS offers information and technology services to companies in the health care industry, providing the management of information required in this highly regulated industry in a rapidly-changing, record-intensive environment. EDS' services go beyond traditional outsourcing and include providing solutions to improve specific business areas, including sales and marketing, customer service and claims management.

     . TRAVEL AND TRANSPORTATION. EDS' travel and transportation group offers information and technology services to customers worldwide in the air transportation, freight, computer reservation system, vehicle rental, travel agency, cruise line and hospitality industries. EDS' services to these industries are designed to meet customer requirements for reducing operating costs, improving quality and increasing responsiveness to rapidly changing market conditions.

     . ENERGY. EDS provides information and technology services on a global basis to companies in the petroleum, natural gas, chemical, mining and utility industries. EDS' services in these industries are intended to help clients improve the performance of their information and communications infrastructures while providing technology-based business solutions for specific process and functional areas.

  In certain of these markets, EDS provides services, such as ATM and travel related services, directly to individual consumers.

A.T. Kearney

  A.T. Kearney, the global management consulting firm which became a subsidiary of EDS in 1995, provides clients with sophisticated performance improvement
techniques that improve overall competitive position.   The firm has strong
expertise in the aerospace and defense, automotive, chemicals, communications, consumer industries, financial institutions, forest products, health care, high-tech electronics, oil and gas, pharmaceuticals, retail, transportation and utilities industries. EDS and A. T. Kearney together offer a CoSourcing(SM) Service, which focuses on improving clients' business performance through concurrent implementation of new business processes, information technology and enterprise-wide transformation.

Strategic Business Lines

  Certain services provided by EDS are organized in strategic business lines so that their resources and capabilities may be globally leveraged across EDS. These strategic business lines provide services directly to clients but also work in coordination with a geographical or vertical business unit having primary responsibility for a particular client. EDS' strategic business lines include the following:

  CIO Services 2000. EDS' CIO Services unit was organized in 1996 to bring together the industry organizations within EDS which were providing Year 2000 services to existing and new clients. This unit offers complete Year 2000 services, including assessment, planning and strategy, renovation, testing and implementation. Source code modifications are performed at renovation centers in the United States, Ireland and Australia utilizing EDS' proprietary COGEN 2000 tool.

  Enterprise Customer Management. EDS' Enterprise Customer Management unit consolidates all of EDS' customer contact management solutions into one business line, delivering database marketing, call center services and direct marketing consulting services for industries on a global basis. Neodata Corporation, the integrated marketing communications services company which became a wholly-owned subsidiary of EDS in August 1997, has been integrated into this business line, making EDS Enterprise Customer Management the largest direct marketing company in the world.

  Electronic Business. Electronic commerce services include business strategy and project management services, interactive marketing and home shopping services, bill presentment and payment services, card issuing services, merchant acquiring services, electronic benefits transferring services, and ATM and debit card services. EDS' c2o unit offers a range of services that enable enterprises to capitalize on the increasing number of opportunities in the electronic markets. Internet services include design, construction and management of internet websites, corporate intranets and extranets.

Unigraphics Solutions

  Unigraphics Solutions Inc. ("UG Solutions"), a subsidiary of EDS, develops and markets computer assisted design, manufacturing and engineering ("CAD," "CAM" and "CAE") software and services. UG Solutions' principal product offerings include Unigraphics(R) for design-through-manufacture applications, IMAN(R) for product information management, and Parasolid(R), a high precision, boundary-representation solid modeler for mechanical CAD/CAM/CAE applications.

ACQUISITIONS AND STRATEGIC ALLIANCES

  From time to time EDS has made acquisitions and entered into strategic alliances in an effort to obtain a competitive advantage or a new or expanded presence in targeted geographic or service markets. EDS believes that the convergence of the computing and software, communication, media and entertainment and electronic commerce industries will continue. As a result, acquisitions, joint ventures and strategic alliances are expected to continue to be important to EDS' ability to compete effectively.

REVENUES

  EDS receives fees for all aspects of its portfolio of services. The fees are generally paid pursuant to predetermined rates set forth in contracts. Customer contracts for systems and technology services and business process management
services generally have terms of one to 10 years.   Management consulting
engagements and electronic markets projects generally have shorter terms.

  The following table sets forth the percentage of revenues for each of the years in the three-year period ended December 31, 1997 derived by EDS from the identified principal business areas.


                                                         PERCENTAGE OF REVENUES
                                                          FOR THE YEARS ENDED
                                BUSINESS AREA                  DECEMBER 31,
                                -------------           ------------------------
                                                         1997     1996     1995
                                                        ------   ------   ------
          Manufacturing...............................      44%      45%      47%
          Financial Services..........................      15       14       14
          Government..................................      14       13       12
          Communications..............................       6        7        8
          Health......................................       6        6        7
          Travel and Transportation...................       4        4        4
          Energy......................................       3        3        3
          Other.......................................       8        8        5
                                                        ------   ------   ------
            Total.....................................     100%     100%     100%
                                                        ======   ======   ======


  Other than GM, no one client accounted for more than 5% of EDS' total revenues in 1997, 1996 or 1995.

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

  At December 31, 1997 and 1996, EDS' firm backlog for services was approximately $72 billion and $72.5 billion, respectively. Approximately $3.5 billion of the amount of backlog reported at December 31, 1996 was in respect of lines of business which EDS exited during 1997.

COMPETITION

  EDS experiences competition in the IT industry and in the broader professional services industry. EDS has historically faced competition principally from other companies providing information technology systems and services. Today, EDS' principal competitors in the IT services industry include International Business Machines Corporation, Andersen Consulting LLP and Computer Sciences Corporation. As the markets for IT services continue to grow and as the services demanded by customers expand and increase in complexity, EDS faces increasing competition from niche-oriented, geographically focused companies as they expand and become broader competitors through acquisitions, alliances or otherwise.

  Technology and its application within the business enterprise is in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. EDS management believes that its ability to continue to compete effectively will depend upon its ability to develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis, as well as its ability to finance and acquire the resources necessary to offer such services and products.

EMPLOYEES

  As of December 31, 1997, EDS employed approximately 110,000 persons located in the United States and 43 other countries. None of EDS' United States or Canadian employees is currently employed under an agreement with a collective bargaining unit, and EDS believes that its relations with employees are good.
To maintain its technical expertise and its responsiveness to evolving client needs, EDS provides its employees with extensive continuing education and training, as well as leadership and professional development programs.

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

REGULATION

  Various aspects of EDS' business are subject to federal and state regulation noncompliance with which, depending upon the nature of the noncompliance, may result in the suspension or revocation of any license or registration at issue, the termination or loss of any contract at issue or the imposition of contractual damages, civil fines or criminal penalties. EDS has experienced no material difficulties in complying with the various laws and regulations affecting its business.

SERVICES FOR GENERAL MOTORS

  Approximately 28% of EDS' total revenues in 1997 was attributable to GM and its affiliates. EDS provides substantially all of the worldwide data processing and telecommunications activities for GM and its affiliates (other than Hughes Electronics Corporation, with the exception of its Delco Electronics Corporation subsidiary), including integrated information systems for payroll, health and benefits, office automation, communications and plant automation functions. The loss of GM as an ongoing major customer of EDS would have a material adverse effect on EDS.

  Immediately prior to the Split-Off, GM and EDS entered into a new Master Service Agreement (the "MSA") that serves as a framework for the negotiation and operation of service agreements between GM and EDS related to certain "in-scope" IT services as defined in the MSA ("MSA Services") to be provided by EDS to GM on a worldwide basis (collectively, together with the MSA, the "IT Services Agreements"). IT services that are considered to be MSA Services accounted for approximately $3.75 billion of the approximately $4.3 billion of revenues received by EDS from GM in 1997. The balance of EDS' 1997 revenues from GM was attributable to goods and services provided outside the scope of the MSA.

  Set forth below is a summary of certain of the principal provisions of the IT Services Agreements. Such description is not complete and, to the extent it relates to the MSA, is qualified in its entirety by reference to the MSA, a copy of which has been filed with the Securities and Exchange Commission.

  Term. The term of the MSA commenced on June 7, 1996, the date of the Split-Off, and will continue for a period of ten years thereafter. The term may be extended for an additional period or periods by mutual agreement between GM and EDS. There can be no assurance as to whether or to what extent EDS will continue to provide IT services to GM after the initial term of the MSA.

  Service Agreements. Under the predecessor to the MSA, GM business units and EDS had entered into a number of Service Agreements ("Service Agreements") setting forth the terms and provisions applicable to specific services or projects undertaken by EDS on behalf of various GM organizations. Such Service Agreements remained in effect after the Split-Off and, in many cases, were extended or otherwise modified as provided in the MSA. In addition, EDS expects that it will continue to negotiate and enter into additional Service Agreements with GM business units providing for the performance of IT services on mutually agreed terms. In negotiating future Service Agreements, the parties will endeavor to agree upon fixed-price service arrangements which meet the standards of competitiveness described below. The provisions of the MSA apply to all Service Agreements, whether entered into before or after the Split-Off.

  At the time of the Split-Off, the terms of the largest domestic Service Agreements then in effect were extended for additional terms of between one and three years. The Service Agreement with Delphi Automotive Systems (U.S.) was extended through December 31, 1998 and the Service Agreements with GM's North American Operations, General Motors Acceptance Corporation (U.S. and Canada) and Motors Insurance Corporation (U.S. and Canada) were each extended through
December 31, 1999.   In addition, at the time of the Split-Off GM and EDS
entered into a successor Service Agreement covering GM International Operations with a term ending on December 31, 2000.

  Scope of Services. The MSA established a contractual framework for the provision of MSA Services on a worldwide basis to GM and certain of its affiliates. The MSA contains a flexible description of the MSA Services that is based on functional service categories so as to take into account possible future changes in business operations or technologies that result in the replacement of existing processes and technologies. MSA Services include IT goods and services related to the following functional service categories: (i) computing and communications infrastructure; (ii) development of application software and implementation of commercial off-the-shelf application software;
(iii) data management; (iv) cross-functional IT-related services; and (v) certain services related to specified plant floor operations. The MSA specifically excluded from the scope of work to be performed by EDS services for certain GM units or operations and in certain geographic areas. Furthermore, GM may competitively bid and award a portion of services to third party providers as described under "--Market Testing and Outsourcing" below.

  Competitiveness. The MSA provides that MSA Services will be competitive with respect to quality, service, price and technology giving due consideration to GM's requirements and other relevant factors. The provisions of the MSA with respect to competitiveness apply to the negotiation or renegotiation of (i) new or replacement Service Agreements, (ii) the terms and conditions applicable to new or replacement MSA Services and (iii) the pricing of any MSA Services when such negotiation or renegotiation is contractually provided for in a Service Agreement. When the applicable EDS and GM organizations reach a mutually acceptable agreement as to the competitiveness of any services, the standards of competitiveness provided for in the MSA will be deemed satisfied for the term of such agreement. If the applicable GM and EDS organizations are unable to reach a mutually acceptable agreement as to the competitiveness of any MSA Services, the MSA provides a procedure whereby the negotiating impasse will be escalated to senior management, the services of a standing neutral mediator may (and, in some cases, must) be utilized, and, in the absence of an agreement, (i) any impasse as to uniform published rates for applicable items will be resolved by binding arbitration and (ii) any impasse as to any other services will be resolved by EDS providing the services on the basis of the standard terms and conditions provided in the MSA and a modified cost-plus pricing methodology.

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

  Market Testing and Outsourcing. The MSA provides for certain market testing procedures in order to test the competitiveness of the MSA Services provided by EDS. Under these procedures, EDS will have the opportunity to bid on any and all MSA Services and any bid submitted by EDS will be evaluated on the same
criteria as bids submitted by other service providers.   During each year
beginning in 1998, GM is permitted to expose to competitive bidding specified percentages of the prior year's revenues paid to EDS for MSA Services. In each year from 1998 through 2000, GM may expose to competitive bidding and award to third parties contracts for MSA Services for which GM would otherwise have reasonably paid EDS up to an average of approximately 6% of the prior year's revenues paid to EDS for MSA Services. For the years 2001 through 2006, GM may expose to competitive bidding and award to third parties contracts for MSA Services for which GM would otherwise have reasonably paid EDS up to an average of approximately 2.4% of the prior year's revenues paid to EDS for MSA Services. Subject to certain limitations, GM will select the MSA Services to be exposed to competitive bidding after consultation with EDS. In addition to the foregoing annual limitations, the following aggregate limitations apply: through 2000, in no single calendar year may the amount paid to third parties for MSA Services exceed 15% of the aggregate amount of revenue paid to EDS for MSA Services performed during the prior year; and after 2000, in no single calendar year may the amount paid to third parties for MSA Services exceed 25% of the aggregate amount of revenue paid to EDS for MSA Services performed during the prior year. Although EDS may bid on any and all of such MSA Services, it is expected that third party service providers will be awarded some portion of the MSA Services exposed to competitive bidding. There can be no assurance as to whether or to what extent EDS will be successful in bidding on such MSA Services.

  Termination. The MSA provides that it may be terminated (i) by either party, if the other party defaults in any material respect in the performance of its obligations thereunder and such default is not cured after notice thereof, (ii) by EDS, if GM defaults in the payment when due of any material amount owing to EDS thereunder and such default is not cured after notice thereof, (iii) by either party, if the other party becomes insolvent or (iv) by GM, if there occurs a "change of control" of EDS (as defined in the MSA) and certain additional conditions are met (which conditions include a determination by GM's Board of Directors that there exists substantial uncertainty about EDS' ability to perform its obligations under the IT Services Agreements or any other significant threat to the business relationship between the parties).


ITEM 2.   PROPERTIES

  As of December 31, 1997, EDS had approximately 379 locations operating in 41 states and 207 cities in the United States and approximately 269 additional locations in 170 cities in 37 countries outside the United States. At such date, approximately 5.8 million square feet of space was owned by EDS and an additional approximately 14.6 million square feet of space was leased. EDS' worldwide headquarters, which is located on a 363 acre campus in Plano, Texas, contains approximately 3.5 million square feet of office and data center space. Other than the 1.6 million square feet EDS Centre building, which is leased for an initial term of 25 years and subject to certain fixed price purchase options exercisable by EDS during and at the end of such initial term, all buildings and real estate comprising the Plano campus are owned by EDS. EDS' two information management centers, which monitor the EDSNET(R) global telecommunications network, are located in Plano, Texas and Stockley Park, United Kingdom. EDS' large scale information processing centers ("IPCs") are located throughout the United States and in each of Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom. In addition, EDS operates distributed service centers ("DSCs") at customer owned sites or EDS owned or leased facilities throughout the world. DSCs generally support a single or small number of customers with more specialized requirements than those supported at the large scale, multiple customer IPCs.

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


ITEM 3.  LEGAL PROCEEDINGS

  Three suits challenging the Split-Off, Stephen A. Solomon v. General Motors Corporation, et al., TRV Holding Company v. General Motors Corporation, et al., and Melvin Ward et al. v. General Motors Corporation, et al. were consolidated. The consolidated case purports to be a class action brought on behalf of the former holders of GM's Class E common stock, all of which was converted into EDS common stock in connection with the Split-Off, as well as a double derivative action brought on behalf of EDS against certain present and former directors of GM and certain former directors of EDS (all of whom were also directors or officers of GM). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. On May 23, 1996, plaintiffs withdrew their application for expedited proceedings and preliminary injunctive relief, and on June 7, 1996 the Split-Off was consummated. Since then, plaintiffs have filed a third amended consolidated complaint. On December 11, 1997, the defendants filed a motion to dismiss the third amended consolidated complaint. EDS believes that the suits are without merit and, to the extent it is a party thereto, intends to defend them vigorously.

  From time to time EDS is involved in various litigation matters arising in the ordinary course of its business. EDS management does not believe that disposition of any current matter will have a material adverse effect on EDS' consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None submitted.


EXECUTIVE OFFICERS OF EDS

  The following sets forth certain information with respect to the executive officers of EDS as of February 27, 1998:

  Lester M. Alberthal, Jr., 54, has been Chief Executive Officer of EDS since December 1986 and Chairman of the Board since June 1989. He is a member of EDS' Office of the Chairman. Mr. Alberthal has been a director of EDS since 1981.
He joined EDS in 1968, became responsible for EDS' health care division in 1974 and was named Senior Vice President with responsibility for EDS' insurance group in 1979. Following the acquisition of EDS by GM in 1984, Mr. Alberthal led all non-GM North American operating groups. He served as President of EDS from April 1986 through the consummation of the Split-Off.

  Gary J. Fernandes 54, has been the Vice Chairman of EDS since the consummation of the Split-Off and a director of EDS since 1981. He is a member of EDS' Office of the Chairman. Mr. Fernandes had been a Senior Vice President of EDS from October 1984 until the consummation of the Split-Off. He has oversight responsibility for EDS' worldwide business development and corporate development (including marketing and strategic planning) and is Chairman of EDS' A.T. Kearney management consulting services subsidiary and of EDS Australia. Mr. Fernandes joined EDS in 1969 and has served in numerous management capacities in the United States, Europe and Japan.

  Jeffrey M. Heller, 58, has been the President and Chief Operating Officer of EDS since the consummation of the Split-Off and a director of EDS since 1983. He is a member of EDS' Office of the

Chairman. Mr. Heller was a Senior Vice President of EDS from 1984 until consummation of the Split-Off. He joined EDS in 1968 and has served in numerous technical and management capacities.

  John A. Bateman, 49, has been a Senior Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since 1992. Mr. Bateman has responsibility for EDS' European, Middle Eastern and African operations.

  Hartmut W. Burger, 54, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since October 1992. He has responsibility for EDS' technical infrastructure and internal information functions, EDS' internet and electronics markets strategic business lines, and EDS' business units serving customers in the communications industry. Prior to assuming his current responsibilities, Mr. Burger was responsible for EDS' business units serving customers in the manufacturing and commercial services industries.

  John R. Castle, Jr., 55, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since October 1988. He has oversight responsibility for EDS' government affairs, communications and public relations groups and its legal department. Prior to joining EDS in 1988, Mr. Castle was a partner in the Dallas law firm of Hughes & Luce.

  Paul J. Chiapparone, 58, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since April 1986. He has responsibility for EDS' global business units supporting the GM account. Mr. Chiapparone joined EDS in 1966 and has served in numerous management capacities.

  J. Coley Clark, 52, has been a Senior Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since 1989. Mr. Clark has responsibility for EDS' business units serving customers in the financial services and travel and transportation industries.

  Joseph M. Grant, 59, has been Chief Financial Officer of EDS since December 1990 and an Executive Vice President since the consummation of the Split-Off. Prior to that time he had been a Senior Vice President since February 1992. Prior to joining EDS in December 1990, he served as executive vice president and chief systems officer for American General Corporation from 1989 to 1990 and as chairman of the board and chief executive officer of Texas American Bancshares Inc. from 1986 to 1989. Mr. Grant will retire from EDS effective March 31, 1998.

  Gary B. Moore, 48, has been a Senior Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since 1992. Since June 1996, Mr. Moore has held responsibility for EDS' business units serving customers in the manufacturing industry. He had served as Chairman of EDS Japan from January 1993 to June 1996.

  G. Stuart Reeves, 58, has been an Executive Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Senior Vice President since February 1987. He has responsibility for EDS' business units serving customers in government and in the energy and healthcare industries, EDS' Customer Solutions strategic business line, and EDS' Canadian, Mexican and Central and South American operations. Mr. Reeves joined EDS in 1967 and has held numerous technical and management positions.

  Gary L. Rudin, 49, has been a Senior Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since 1989. Since December 1997, Mr. Rudin has had leadership responsibility for EDS' Future by Design transformation initiative. Prior to that time, he had responsibility for various geographic and industry business units within EDS.

  Edward V. Yang, 52, has been a Senior Vice President of EDS since the consummation of the Split-Off and prior to that time had been a Vice President since 1994. Mr. Yang has responsibility for

EDS' Asia/Pacific and Japanese operations. He joined EDS in 1992 as president of EDS' operations in East Asia. Prior to that time, Mr. Yang was a Senior Vice President of Wang Laboratories and manager of its South American and Asia/Pacific operations.

  Executive officers serve at the discretion of the Board of Directors of EDS.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

  The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "EDS." As a result of the Split-Off, on June 7, 1996 each share of Class E Common Stock of GM was converted into one share of Common Stock. The GM Class E Common Stock had been listed and traded on the NYSE under the symbol "GME" through June 7, 1996. The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Class E Common Stock (through June 7, 1996) and the Common Stock (commencing June 10, 1996) for the periods indicated.


CALENDAR YEAR                                                                        HIGH          LOW
-------------                                                                        ----          ---
1996
   First Quarter................................................................    $58.00       $50.00
   Second Quarter (through June 7, 1996)........................................     58.63        52.25
   Second Quarter (commencing June 10, 1996)....................................     58.38        52.88
   Third Quarter................................................................     61.38        46.00
   Fourth Quarter...............................................................     63.38        40.75
1997
   First Quarter................................................................    $49.63       $40.13
   Second Quarter...............................................................     44.75        31.75
   Third Quarter................................................................     46.75        34.50
   Fourth Quarter...............................................................     44.19        29.56

  The last reported sale price of the Common Stock on the NYSE on February 27, 1998 was $43.8125 per share. As of February 27, 1998, the approximate number of record holders of Common Stock was 227,770.

  Since the consummation of the Split-Off, EDS declared quarterly dividends on the Common Stock at the rate of $.15 per share for the third and fourth quarters of 1996 and each quarter of 1997. Prior to the Split-Off, GM paid quarterly dividends on the GM Class E Common Stock of $.15 per share for the first and second quarters of 1996.

ITEM 6.  SELECTED FINANCIAL DATA

  "Selected Financial Data" for the years 1993 through 1997 on page 62 of EDS' Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 41 of EDS' Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of EDS included in EDS' Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

  Consolidated Statements of Income -- Years ended December 31, 1997, 1996 and 1995.
  Consolidated Balance Sheets -- December 31, 1997 and 1996.
  Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995.
  Notes to Consolidated Financial Statements
  Independent Auditors' Report.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Item 10, the names and ages of the executive officers of EDS as of February 27, 1998, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) 1. The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries included in the registrant's 1997 Annual Report to Stockholders are incorporated by reference in Part II, Item 8:

         Consolidated Statements of Income -- Years ended December 31, 1997, 1996 and 1995.

         Consolidated Balance Sheets -- December 31, 1997 and 1996.

         Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

     2. The following financial statement schedule of Electronic Data Systems Corporation and subsidiaries is included in Item 14(d):

         Schedule II -- Valuation and Qualifying Accounts.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  -----------

3(a) Restated Certificate of Incorporation of Electronic Data Systems Corporation, as amended through June 7, 1996 -- incorporated herein by reference to Exhibit 3(a) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.

3(b) Amended and Restated Bylaws of Electronic Data Systems Corporation, as amended through June 7, 1996 -- incorporated herein by reference to Exhibit 3(b) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.

4(a) Rights Agreement dated as of March 12, 1996 between the Registrant and The Bank of New York, as Rights Agent -- incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

4(b) Indenture dated as of August 12, 1996, between the Registrant and Texas Commerce Bank National Association, as Trustee -- incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-3 of the Registrant (File No. 333-10145).

4(c) Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10(a) Master Service Agreement dated June 7, 1996 between General Motors Corporation and the Registrant (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) -- incorporated herein by reference to Exhibit 10(a) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.

10(b) 1996 Incentive Plan of Electronic Data Systems Corporation -- incorporated herein by reference to Exhibit 10(b) to the Current Report on Form 8-K of the Registrant dated June 7, 1996.*

10(c) Electronic Data Systems Corporation Supplemental Executive Retirement Plan -- incorporated herein by reference to Exhibit 10(d) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).*

10(d) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors -- incorporated herein by reference to
             Exhibit 10(e) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).*

10(e) Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers -- incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).*

10(f) Revolving Credit and Term Loan Agreement dated as of October 4, 1995 among the Registrant, Citibank, N.A., as Administrative Agent, and the other financial institutions identified therein as Arrangers, Managers and Lenders -- incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(g) Amended and Restated Revolving Credit and Term Loan Agreement entered into as of September 23, 1997 among the Registrant and the Lenders identified therein -- incorporated herein by reference to
             Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(h) Multi-Currency Revolving Credit Agreement dated as of October 4, 1995 among the Registrant, Citibank, N.A., as Administrative Agent, and the other financial institutions identified therein as Arrangers, Managers and Lenders -- incorporated herein by reference to Exhibit 10(i) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(i) Amended and Restated Multi-Currency Revolving Credit Agreement entered into as of September 23, 1997 among the Registrant and the Lenders identified therein -- incorporated herein by reference to
             Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(j) Registration Rights Agreement dated March 12, 1995 between General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension
             Plan -- incorporated herein by reference to Exhibit 10(j) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(k) Succession Agreement dated June 7, 1996 among the Registrant, General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan, with respect to the Registration Rights Agreement filed as Exhibit 10(j) above -- incorporated herein by reference to Exhibit

             10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(l) Form of Change in Control Employment Agreement entered into by the Registrant with each of its executive officers -- incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-3 of the Registrant (File No. 333-06655). *

12 Computation of Ratios of Earnings to Fixed Charges for the three years ended December 31, 1997.

13 Portions of the Registrant's 1997 Annual Report to Stockholders expressly incorporated by reference herein: Pages 34 through 62.

21           Subsidiaries of the Registrant as of December 31, 1997

23           Consent of Independent Auditors

24           Powers of Attorney for Directors signing this Report on Form 10-K.

27 Financial Data Schedule for the year ended December 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

--------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

                                    Electronic Data Systems Corporation



Dated: March 4, 1998                By:    /s/ Lester M. Alberthal, Jr.
                                       -----------------------------------------
                                              Lester M. Alberthal, Jr.
                                            Chairman of the Board and
                                             Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 4, 1998                By:    /s/ Lester M. Alberthal, Jr.
                                       -----------------------------------------
                                              Lester M. Alberthal, Jr.
                                            Chairman of the Board and
                                             Chief Executive Officer
                                           (Principal Executive Officer)



Dated: March 4, 1998                By:    /s/ Gary J. Fernandes
                                       -----------------------------------------
                                              Gary J. Fernandes
                                          Vice Chairman and Director



Dated: March 4, 1998                By:    /s/ Jeffrey M. Heller
                                       -----------------------------------------
                                              Jeffrey M. Heller
                                        President, Chief Operating Officer
                                                 and Director



Dated: March 4, 1998                By:    /s/ Joseph M. Grant
                                       -----------------------------------------
                                              Joseph M. Grant
                                         Executive Vice President and
                                           Chief Financial Officer
                                         (Principal Financial Officer)



Dated: March 4, 1998                By:    /s/ H. Paulett Eberhart
                                       -----------------------------------------
                                              H. Paulett Eberhart
                                         Vice President and Controller
                                         (Principal Accounting Officer)

Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   James A. Baker, III
                                                        Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   Richard B. Cheney
                                                       Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   William H. Gray, III
                                                        Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   Ray J. Groves
                                                     Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                      Ray L. Hunt
                                                        Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   C. Robert Kidder
                                                       Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   Judith Rodin
                                                     Director



Dated: March 4, 1998                By:                    *
                                       -----------------------------------------
                                                   Enrique J. Sosa
                                                      Director



*  By:  /s/ D. Gilbert Friedlander
      ----------------------------------------
      D. Gilbert Friedlander, Attorney in Fact
      March 4, 1998

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors
Electronic Data Systems Corporation:

Under date of February 4, 1998, we reported on the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders.
These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG Peat Marwick LLP

Dallas, Texas
February 4, 1998

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                           SCHEDULE II - ALLOWANCES

                                                      Additions       Additions
                                      Balance at      charged to      charged to
                                      beginning       costs and         other                         Balance at
Description                            of year         expenses        accounts       Deductions      end of year
-----------                           ----------      ----------      ----------      ----------      -----------
FOR THE YEAR ENDED DECEMBER 31, 1997
Allowances Deducted from Assets
  Accounts and notes receivable            117.2            37.8             --             49.6(a)         105.4
  Inventories                               25.6            17.3             --             12.2(b)          30.7
  Valuation allowance for
   deferred taxes                          139.6              --            21.8            20.4(c)         141.0
                                      ----------      ----------      ----------      ----------      -----------
   Total Allowances Deducted
    from Assets                            282.4            55.1            21.8            82.2            277.1
                                      ==========      ==========      ==========      ==========      ===========

FOR THE YEAR ENDED DECEMBER 31, 1996
Allowances Deducted from Assets
  Accounts and notes receivable             99.5            93.4             --             75.7(a)         117.2
  Inventories                               19.5            15.5             --              9.4(b)          25.6
  Valuation allowance for
   deferred taxes                          126.3              --            22.9             9.6(c)         139.6
                                      ----------      ----------      ----------      ----------      -----------
   Total Allowances Deducted
    from Assets                            245.3           108.9            22.9            94.7            282.4
                                      ==========      ==========      ==========      ==========      ===========

FOR THE YEAR ENDED DECEMBER 31, 1995
Allowances Deducted from Assets
  Accounts and notes receivable             57.9           124.6             --             83.0(a)          99.5
  Inventories                               13.7            19.1             --             13.3(b)          19.5
  Valuation allowance for
   deferred taxes                          111.1              --            20.8             5.6(c)         126.3
                                      ----------      ----------      ----------      ----------      -----------
   Total Allowances Deducted
    from Assets                            182.7           143.7            20.8           101.9            245.3
                                      ==========      ==========      ==========      ==========      ===========

Notes:
  (a) Accounts written off and foreign currency translation adjustments
  (b) Obsolete parts written off and foreign currency translation adjustments
  (c) Primarily foreign currency translation adjustments