Form 10-Q
period 1998-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1998-05-11
CIK 1007456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998
                                                 ----------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________________

                        Commission file number 01-11779



                       Electronic Data Systems Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




                 Delaware                           75-2548221
       -----------------------------           ---------------------
      (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)           Identification No.)


                    5400 Legacy  Drive,  Plano,  Texas  75024-3199
                 ---------------------------------------------------
                    (Address of principal executive offices)
                                     (Zip Code)

                                  (972) 604-6000
               -----------------------------------------------------
               (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No     .
                                              ---     ---

         As of April 30, 1998, there were outstanding 491,689,889 shares of the registrant's Common Stock, $.01 par value per share.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I -- Financial Information

     Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations..........  3

         Unaudited Condensed Consolidated Balance Sheets....................  4

         Unaudited Condensed Consolidated Statements of Cash Flows..........  5

         Notes to Unaudited Condensed Consolidated Financial Statements.....  6

     Item 2. Management's Discussion and Analysis of Financial Condition and

             Results of Operations..........................................  7

Part II -- Other Information

      Item 1.  Legal Proceedings............................................ 13

      Item 6.  Exhibits and Reports on Form 8-K............................. 13

Signatures.................................................................. 14

Exhibit 27        Financial Data Schedule (for SEC information only)

                                         PART I


ITEM 1.  FINANCIAL STATEMENTS


                   ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in millions, except per share amounts)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ------------------------

                                                               1998             1997
                                                             --------         --------
Systems and other contracts revenues                         $3,942.0         $3,591.6
                                                             --------         --------

Costs and expenses
   Cost of revenues                                           3,228.2          2,893.6
   Selling, general and administrative                          410.6            370.7
   Acquired in-process research and development                  42.5             --
                                                             --------         --------
       Total costs and expenses                               3,681.3          3,264.3
                                                             --------         --------

Operating income                                                260.7            327.3
Interest and other income (expense), net                         27.0            (24.0)
                                                             --------         --------
          Income before income taxes                            287.7            303.3
Provision for income taxes                                      103.5            109.2
                                                             --------         --------
          Net income                                         $  184.2         $  194.1
                                                             =========        ========

Earnings per share
     Basic                                                      $0.37            $0.40
                                                                =====            =====
     Diluted                                                    $0.37            $0.39
                                                                =====            =====










     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                     ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share and per share amounts)

                                                                 March 31,         December 31,
                                                                    1998               1997
                                                               -----------         ------------
Assets
Current assets
   Cash and cash equivalents                                   $    769.0         $    677.4
   Marketable securities                                            252.3              347.5
   Accounts receivable, net                                       3,674.1            3,736.8
   Inventories                                                       91.6              100.9
   Prepaids and other                                               331.6              306.8
                                                               ----------          ---------
     Total current assets                                         5,118.6            5,169.4
                                                               ----------          ---------

Property and equipment, net                                       2,846.4            2,868.4
                                                               ----------          ---------

Operating and other assets
   Land held for development, at cost                                88.5               87.2
   Investments and other assets                                   1,676.2            1,501.2
   Software, goodwill, and other intangibles, net                 1,629.6            1,547.9
                                                               ----------         ----------
     Total operating and other assets                             3,394.3            3,136.3
                                                               ----------         ----------
           Total Assets                                        $ 11,359.3        $  11,174.1
                                                               ==========         ==========


Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                            $    401.2        $     372.4
   Accrued liabilities                                            2,104.8            2,207.3
   Deferred revenue                                                 523.8              430.8
   Income taxes                                                     224.1              137.6
   Current portion of long-term debt                                 95.0              109.5
                                                               ----------         ----------
       Total current liabilities                                  3,348.9            3,257.6
                                                               ----------         ----------

Deferred income taxes                                               501.5              474.8
Long-term debt, less current portion                              1,659.8            1,790.9
Redeemable preferred stock of subsidiaries and
  minority interests                                                402.9              341.4
Stockholders' equity
   Preferred stock, $.01 par value; authorized
     200,000,000 shares, none issued                                  --                --
   Common stock, $.01 par value;  2,000,000,000
     shares authorized;  491,919,070 issued at
     March 31, 1998, and 491,567,240 issued and
     outstanding at December 31, 1997                                 4.9                4.9
   Additional paid-in capital                                       850.4              855.7
   Retained earnings                                              4,712.1            4,601.6
   Accumulated other comprehensive income                          (110.9)            (152.8)
   Treasury stock, at cost,
      234,032 shares at March 31, 1998                              (10.3)               --
                                                               ----------         ----------
       Total stockholders' equity                                 5,446.2            5,309.4
                                                               ----------         ----------
           Total Liabilities and Stockholders' Equity          $ 11,359.3        $  11,174.1
                                                               ==========         ==========

       See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                      ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in millions)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            --------------------

                                                                             1998          1997
                                                                           -------        ------
Net cash provided by operating activities                                  $623.6         $546.1
                                                                           ------         ------

Cash Flows from Investing Activities
   Proceeds from sale of marketable securities                               39.6           27.2
   Proceeds from investments and other assets                               140.6           44.8
   Payments for purchases of property and equipment                        (189.9)        (197.7)
   Payments for investments and other assets                               (110.1)         (89.8)
   Payments related to acquisitions, net of cash acquire                    (89.7)          (6.4)
   Payments for purchase of software and other intangibl                    (37.2)          (1.1)
   Payments for purchase of marketable securities                           (37.1)         (14.9)
   Other                                                                     22.1           16.9
                                                                          --------        -------
      Net cash used in investing activities                                (261.7)        (221.0)
                                                                          --------        -------

Cash Flows from Financing Activities
   Proceeds from long-term debt                                           1,277.4        2,000.6
   Payments on long-term debt                                            (1,424.3)      (2,597.0)
   Proceeds from sale of stock of subsidiaries                                1.4          339.0
   Purchase of treasury stock                                               (77.0)          --
   Employee stock transactions and related tax benefit                       29.2           32.5
   Dividends paid                                                           (73.8)         (73.1)
                                                                          -------         -------
     Net cash used in financing activities                                 (267.1)        (298.0)
                                                                          -------         -------
Effect of exchange rate changes on cash and cash equivalents                 (3.2)         (10.2)
                                                                          -------         -------
Net increase in cash and cash equivalents                                    91.6           16.9
Cash and cash equivalents at beginning of period                            677.4          879.9
                                                                          -------         -------
Cash and cash equivalents at end of period                                 $769.0         $896.8
                                                                          =======         =======




           See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

        Certain reclassifications have been made to the 1997 unaudited condensed consolidated financial statements to conform to the 1998 presentation.

Note 2.  Earnings per Share

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in the fourth quarter of 1997 which requires companies to present both basic and diluted earnings per share. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of EDS common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options and the vesting of restricted stock units that would have had a diluted effect on earnings per share. The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three-months ended March 31, 1998 was 491.5 million and 496.2 million, respectively. The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three-months ended March 31, 1997 was 487.9 million and 493.3 million, respectively. The Company has restated its March 31, 1997 earnings per share calculation to reflect the adoption of SFAS No. 128. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Note 3.  Depreciation and Amortization

        Property and equipment is stated net of accumulated depreciation of $4,009.6 million and $4,032.8 million at March 31, 1998 and December 31, 1997, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,271.4 million and $1,246.5 million at March 31, 1998 and December 31, 1997, respectively. Depreciation and amortization expense for the three months ended March 31, 1998 and 1997 was $321.3 million and $279.7 million, respectively.

Note 4.  Restructuring Activities

         During the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition, and termination of employees. As a result of this initiative, the Company recorded restructuring charges and asset writedowns totaling $329.6 million. Such amount consisted of restructuring charges of $111.3 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees, asset writedowns of $99.7 million, and related accruals of $14.0 million relating to operations that the Company plans to discontinue. These operations primarily consist of several processing centers which the Company will consolidate and certain product lines and related services provided to certain industries. Asset writedowns relating to these products lines include investments; software, goodwill, and other intangibles; and buildings and computer equipment. In addition, the Company recorded a $104.6 million writedown relating to operating assets that it is in the process of selling, thereby reducing such assets to their estimated net realizable value. As of March 31, 1998, approximately 1,860 employees have been involuntarily terminated, and approximately $66.4 million has been paid in termination benefits and other accruals. The remaining $58.9 million is expected to be paid in 1998.

Note 5.  Comprehensive Income

         On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

         Comprehensive income for the three months ended March 31, 1998 and 1997 was $226.1 million and $123.0 million, respectively. The primary difference between comprehensive income and net income for the three months ended March 31, 1998 was related to net unrealized holding gains on certain of the Company's investments. The primary difference between comprehensive income and net income for the three months ended March 31, 1997 was related to foreign currency translation adjustments.


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         EDS offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information-processing facilities, business operations, and related personnel.

         On June 7, 1996, General Motors Corporation ("GM") split-off (the "Split-Off") EDS to the holders of GM's Class E common stock in a transaction that was tax-free for U.S. federal income tax purposes, and EDS became a publicly held company. Under the terms of the Split-Off, one share of EDS common stock was exchanged for each share of GM Class E common stock. In connection with the Split-Off, GM and EDS entered into a Master Services Agreement (the "MSA") with respect to information technology (IT) services to be provided after the Split-Off. The MSA and certain related sector agreements (collectively, the "IT Services Agreements") provide that EDS will continue to serve as GM's principal supplier of IT services for a term ending in June 2006, which may be extended by agreement of the parties.

Forward Looking Statements

         All statements other than historical statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding the Company's Year 2000 exposure and opportunity, future revenues and operating margins from contracts with GM and other clients,  the  Company's  ability to achieve cost  reductions,  future  selling, general and administrative expenses, future interest expense, and the recognition of unrealized gains on certain of the Company's assets. Any Form 10-K, Annual Report to Stockholders, Form 10-Q or Form 8-K of EDS may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may be made in the future by EDS, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog and the value of new contract signings, and industry growth rates and EDS' performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of EDS' control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the information technology industry and the impact of such competition on pricing, revenues, and margins; the market acceptance of new product or service offerings that offer higher margins than traditional product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts, including the financial performance of EDS' contracts with GM and EDS' ability to effect cost reductions for services provided under such contracts; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with EDS' cost estimates; the degree to which EDS can improve productivity; general economic conditions; the degree to which business entities continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to EDS' Year 2000 exposure and opportunity, EDS' ability to capitalize on new business opportunities and the interpretation of information technology contracts it has with its clients.

         EDS disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Restructuring Activities and Other Related Charges

         During the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition, and termination of employees. As a result of this initiative, the Company recorded restructuring charges and asset writedowns totaling $329.6 million. Such amount consisted of restructuring charges of $111.3 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees, asset writedowns of $99.7 million, and related accruals of $14.0 million relating to operations that the Company plans to discontinue. These operations primarily consist of several processing centers which the Company is consolidating and certain product lines and related services provided to certain industries. Asset writedowns relating to these products lines include investments; software, goodwill, and other intangibles; and buildings and computer equipment. In addition, the Company recorded a $104.6 million writedown relating to operating assets that it is in the process of selling, thereby reducing such assets to their estimated net realizable value. As of March 31, 1998, approximately 1,860 employees have been involuntarily terminated and approximately $66.4 million has been paid in termination benefits and other accruals. The remaining $58.9 million is expected to be paid in 1998.

New Accounting Standards

         In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. Initial application of SOP 98-1 is not expected to have a material impact on the Company's financial statements. The Company has not determined if it will adopt the provisions of this SOP prior to its effective date.

         In April 1998, SOP 98-5, Reporting on the Costs of Start-up Activities, was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. Adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company has not determined if it will adopt the provisions of this SOP prior to its effective date.

         In June 1997, Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997.

Year 2000 Issue

         For EDS, the Year 2000 issue encompasses not only the cost of making EDS' internal systems Year 2000 compliant but also the cost to EDS of making its clients' systems Year 2000 compliant where it is obligated to do so. EDS has developed processes, assembled tools, and created a business organization to provide Year 2000 services to its customers and to assist in addressing EDS' internal needs.

         With respect to its centralized internal systems, EDS has completed the assessment and planning stages and has commenced the renovation process. EDS anticipates that this process and the subsequent testing and implementation of the modified code will be completed in stages, from mid-1998 through mid-1999. With respect to noncentralized internal systems, which are generally confined to a particular location or business unit, EDS is inventorying and assessing such systems and expects to be completed with the assessment and planning stages for the systems which EDS deems to be significant by the middle of 1998. The total cost to EDS of making all of its internal systems Year 2000 compliant is estimated at approximately $60.0 million, almost all of which will be incurred during 1998 and 1999.

         EDS has completed an assessment of its obligations to make clients' systems Year 2000 compliant, including an estimate of the cost and revenues to EDS for performing such work, and monitors this assessment on an ongoing basis. Based on such assessment, EDS does not believe that its client obligations with respect to the Year 2000 issue will have a material adverse impact on EDS. The estimated cost associated with making clients' systems Year 2000 compliant where EDS is obligated to do so has been treated as a contract cost and is included in the estimate of total contract costs for the respective contract under the Company's revenue recognition policy.

         Although the failure to complete the Year 2000 conversion process for EDS' internal systems on a timely basis would have a material adverse impact on the Company, EDS believes that this process will be completed in accordance with the current schedule and that the Year 2000 issue will not have a material adverse effect on the Company's business or results of operations. Aside from the cost to EDS discussed above, the Year 2000 issue presents opportunities for revenue growth for the next several years for EDS' CIO Services unit, which provides a full range of Year 2000 services.

Results of Operations

         Revenues. Total systems and other contracts revenues for the quarter ended March 31, 1998, rose $350.4 million, or 10%, over the corresponding quarter in 1997 to $3,942.0 million. Revenues from non-GM clients for the quarter ended March 31, 1998, rose 15% to $2,946.7 million compared to $2,572.6 million for the same period in 1997. Revenues from GM decreased $23.7 million, or 2%, to $995.3 million compared with $1,019.0 million for the corresponding period in 1997. The decline in revenues from GM resulted primarily from certain billing rate reductions for existing services covered by the provisions of the MSA. This decline was partially offset by revenues from new contracts for products and services, although the billings for such products and services were at rates lower than historical levels. The decline in revenues from GM is anticipated to accelerate during the remainder of 1998 when compared with 1997. Revenues from non-GM clients comprised 75% and 72% of total revenues for the three months ended March 31, 1998 and 1997, respectively. The Company expects this trend to continue as revenues from non-GM clients are anticipated to increase while revenues from GM are anticipated to decline. See "Master Services Agreement with GM" below.

         Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues increased to 82% for the three months ended March 31, 1998, compared with 81% for the corresponding period in 1997. This increase was due primarily to an increase in expenses and a decrease in revenues on contracts with GM. During the three months ended March 31, 1998, the Company incurred incremental costs deemed necessary for the successful long-term support of its contracts with GM, including costs associated with the Company's future by design initiative which is intended to streamline the Company's processes, identify and implement other productivity improvements, and position the Company for future growth. In addition, under the provisions of the MSA with GM, billing rates for certain services provided to GM decreased during the three months ended March 31, 1998. Commensurate cost reductions related to these services were not realized during the three months ended March 31, 1998. Although the Company anticipates that cost reductions on contracts with GM will be achieved during 1998, there can be no assurance that the decrease in expenses will be proportionate with the decrease in revenues. Cost of revenues for non-GM clients grew slower than non-GM revenues during the three months ended March 31, 1998.

         Selling, general and administrative expenses as a percentage of systems and other contracts revenues remained at approximately 10% for the three months ended March 31, 1998 when compared with the corresponding period in 1997. During the three months ended March 31, 1998, selling, general and administrative expenses increased related to the Company's Customer Solutions and Unigraphics Solutions Inc. business units. These areas have been targeted for aggressive growth by the Company. This increase was partially offset by reductions in selling, general and administrative expenses in other areas such as Asia Pacific. The Company expects to continue making incremental selling, general and administrative investments in certain targeted areas during the remainder of 1998.

         Costs and expenses for the three months ended March 31, 1998 also include a pre-tax charge of $42.5 million related to acquired in-process research and development cost resulting from the acquisition of Intergraph Corporation's Mechanical CAD/CAM business by EDS' Unigraphics Solutions Inc. subsidiary, which was completed in the first quarter.

         Interest and Other Income (Expense), net. Interest and other income, net increased $51.0 million in the first quarter of 1998 to $27.0 million, compared with interest and other expense, net of $(24.0) million during the corresponding period in 1997. The primary reason for the increase was attributable to an increase in other income of approximately $40 million resulting from the realization of gains on certain of the Company's assets, primarily investments in limited partnerships that were sold as a result of market conditions, during the three months ended March 31, 1998. In addition, interest expense for the three months ended March 31, 1998 decreased $7.9 million to $34.4 million compared with $42.3 million in the corresponding period of 1997 due to the decreased level of debt. As a result of this decreased level of debt, the Company anticipates that annual interest expense for 1998 will decrease from 1997.

         The Company expects to realize additional gains during the remainder of 1998 from the sale of certain of the Company's assets, including gains in connection with an initial public offering by its Unigraphics Solutions Inc. subsidiary which, subject to market conditions, is expected to be completed by the end of the second quarter of 1998. As a result of these factors, the Company anticipates that annual interest and other income will exceed interest expense in 1998.

         Net Income. For the three month period ended March 31, 1998, the Company's net income decreased 5% to $184.2 million from $194.1 million for the corresponding period of the prior year. Basic earnings per share of common stock declined to $.37 from $.40 for the first quarter of 1998 compared to the first quarter of 1997. Diluted earnings per share of common stock declined to $.37 from $.39 for the first quarter of 1998 compared to the first quarter of 1997. Excluding the negative impact on net income resulting from pre-tax charge of $42.5 million related to the write-off of the acquired in-process research and development cost, net income was $211.3 million, and basic and diluted earnings per share were $0.43 for the first quarter of 1998. See "Costs and Expenses" above.

         Return on assets was 6.5% (8.7% excluding the impact on net income and assets of both the write-off associated with the acquired in-process research and development cost in the first quarter of 1998, and the restructuring and other related charges in 1997 discussed above) for the twelve-month period ended March 31, 1998, compared with 3.7% (9.2% excluding the impact on net income and assets for the restructuring and other related charges recorded in the second quarter of 1996) for the corresponding period ended March 31, 1997. Return on stockholders' equity was 13.9% (18.1% excluding the impact on net income and equity of both the write-off associated with the acquired in-process research and development cost, and the restructuring and other related charges in 1997 discussed above) for the twelve-month period ended March 31, 1998, compared to 8.1% (18.4% excluding the impact on net income and equity for the restructuring and other related charges recorded in the second quarter of 1996) for the comparable period ended March 31, 1997. The Company's effective tax rate remained constant at 36% for the three months ended March 31, 1998 and 1997.

         The Company and its clients may, from time to time, modify their contractual arrangements. For client contracts accounted for under the percentage of completion method, such changes would be reflected in results of operations as a cumulative change in accounting estimate in the period the revisions are determined.

         Master Services Agreement with GM. The IT Services Agreements provided for certain significant changes to the pricing and terms under which EDS provides IT services to GM. Among other things, the IT Services Agreements reduced the rates charged by EDS to GM for certain information processing activities and communications services. GM has the right to competitively bid and, subject to certain restrictions, outsource a limited portion of its IT service requirements to third-party providers. In addition, the MSA established specified structural cost reduction targets of $100 million for each of the years from 1996 through 1998 and $50 million for 1999. These targets are not performance guarantees but represent firm good faith business commitments on the part of GM and EDS. These targets were achieved in 1996 and 1997, and EDS anticipates that they will be achieved in 1998.

         The terms of the MSA and the related IT Services Agreements have had and may continue to have an adverse effect on the Company's revenues and operating margins unless, among other things, EDS is able to effect cost-reduction measures in the services provided to GM, retain a significant portion of the operating income from business subject to the competitive bidding provisions of the IT Services Agreements, and reach mutually acceptable agreements with GM with respect to new or replacement services thereunder. Due to these factors, EDS expects its revenues and operating income generated from its contracts with GM and its affiliates to decline in 1998 compared to 1997. EDS anticipates that this decline in revenues will be offset by additional revenues from non-GM clients in 1998. However, there can be no assurance that the operating income attributable to any such additional non-GM revenues will be equivalent to the operating income attributable to the revenues from GM.

         Seasonality and Inflation. The Company's revenues and net income vary over the calendar year, with the fourth quarter generally reflecting the highest revenues and net income for the year due to certain services that are purchased more heavily in the fourth quarter as a result of the spending patterns of several clients. In addition, revenues and net income have generally increased from quarter to quarter as a result of new business added throughout the year. Consistent with this pattern, the Company expects the latter half of 1998 to be stronger than the first half of the year. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

Liquidity and Capital Resources

         At March 31, 1998, the Company held cash and cash equivalents of $769.0 million, had working capital of $1,769.7 million, and a current ratio of 1.5-to-1. This compares to cash equivalents of $677.4 million, $1,911.8 million in working capital and a current ratio of 1.6-to-1 at December 31, 1997.

         The Company's capitalization at March 31, 1998, consisted of $1,659.8 million in long-term debt, less current portion, and $5,446.1 million in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $1,929.8 million at March 31, 1998, compared with total debt of $2,075.3 million at December 31, 1997. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 26% at March 31, 1998, and 28% at December 31, 1997. The ratio of long-term debt to capital was 25% at March 31, 1998 and 27% at December 31, 1997. At March 31, 1998, the Company had unused, uncommitted short-term lines of credit totaling $609.4 million and unused committed lines of credit of $2,500.0 million. The unused committed lines of credit of $2,500.0 million serve as a backup facility for commercial paper borrowings. The balance of commercial paper borrowings at March 31, 1998 was approximately $578.0 million. At March 31, 1998 and December 31, 1997, the Company had total committed lines of credit of $2,515.5 million and $2,521.3 million, respectively.

         Cash flows from operations increased $77.5 million during the first quarter of 1998 to $623.6 million compared with the first quarter of 1997 due primarily to an increase in income prior to non-cash charges for depreciation and amortization as well as the write-off of acquired in-process research and development cost, an increase in deferred revenue, and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. Cash used in investing activities during the first quarter of 1998 was $261.7 million compared with $221.0 million in the corresponding period of 1997. Net cash used in financing activities was $267.1 million in the first quarter of 1998 compared with $298.0 million used in the corresponding period of last year.

         The Company paid cash dividends totaling $73.8 million for the first three months of 1998, and $73.1 million for the same period in 1997.

         The IT services agreements existing between GM and EDS prior to the Split-Off provided for GM to pay EDS on the 15th day of the month in which services are provided with respect to a substantial portion of services. Under the IT services agreements signed at the time of the Split-Off, there will be a transition over a two-year period, which began in 1997, to payment on the 20th day of the month following service for all agreements that do not already have payment terms at least that favorable to GM. These revised payment terms are expected to result in an increase in EDS' working capital requirements. EDS will obtain the funds for this working capital impact through borrowings under its existing commercial paper or bank credit facilities.

         The Company expects that its principal uses of funds for the next 12 months will be for capital expenditures, debt repayment, and working capital. Capital expenditures are expected to consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. Capital expenditures for 1998 are expected to be approximately $1,200.0 million to $1,700.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities, as well as capital requirements for new business. The Company anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to EDS' Annual Report on Form 10-K for the year ended December 31, 1997 for information regarding certain litigation in connection with the split-off of EDS from GM.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          Exhibit
          Number                     Description
          -------      -----------------------------------------------------

           27          Financial Data Schedule (for SEC information only)


(b)      Reports on Form 8-K

         None

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


                                             ELECTRONIC DATA SYSTEMS CORPORATION
                                             -----------------------------------
                                                        (Registrant)


                                          By       /s/ Gary J. Fernandes
                                            ------------------------------------
                                             (Gary J. Fernandes, Vice Chairman)
Date:  May 11, 1998


                                          By       /s/ H. Paulett Eberhart
                                            ------------------------------------
                                            (H. Paulett Eberhart, Vice President
                                                      and Controller)
Date:  May 11, 1998