Form 10-Q
period 1998-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1998-08-06
CIK 1007456

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______



                          Commission File No. 01-11779


                       ELECTRONIC DATA SYSTEMS CORPORATION
                             a Delaware corporation

                   IRS Employer Identification No. 75-2548221

                   5400 Legacy Drive, Plano, Texas 75024-3199
                                 (972) 604-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of July 31, 1998, there were outstanding 492,174,511 shares of the regis-trant's Common Stock, $.01 par value per share.



================================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I -- Financial Information (Unaudited)
      Item 1. Financial Statements
              Consolidated Statements of Operations..................       3
              Consolidated Balance Sheets............................       4
              Condensed Consolidated Statements of Cash Flows........       5
              Notes to Condensed Consolidated Financial Statements...       6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................       8

Part II -- Other Information
      Item 1. Legal Proceedings......................................      15
      Item 4. Submission of Matters to a Vote of Security Holders....      15
      Item 6. Exhibits and Reports on Form 8-K.......................      15
Signatures...........................................................      16


Exhibit 10(b)  1996 Incentive Plan of Electronic Data Systems Corporation.

Exhibit 10(d) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors.

Exhibit 27     Financial Data Schedule (for SEC information only)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in millions, except per share amounts)


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                       ------------------                  ----------------
                                                    1998              1997               1998             1997
                                                    ----              ----               ----             ----
Systems and other contracts revenues              $4,186.1         $3,682.1            $8,128.1         $7,273.7
                                                  --------         --------            --------         --------

Costs and expenses
   Cost of revenues                                3,453.2          2,986.2             6,681.4          5,879.8
   Selling, general and administrative               439.5            379.2               850.1            749.9
   Restructuring charge                                --             125.3                 --             125.3
   Acquired in-process research and development        --               --                 42.5              --
   Asset write-downs                                  27.8            139.7                27.8            139.7
                                                  --------         --------            --------         --------
       Total costs and expenses                    3,920.5          3,630.4             7,601.8          6,894.7
                                                  --------         --------            --------         --------

Operating income                                     265.6             51.7               526.3            379.0
                                                  --------         --------            --------         --------

Other income (expense):
   Gain on sale of stock of subsidiary                49.6              --                 49.6              --
   Interest expense and other, net                     3.7            (16.0)               30.7            (40.0)
                                                  --------         --------            --------         --------
       Total other income (expense)                   53.3            (16.0)               80.3            (40.0)
                                                  --------         --------            --------         --------


Income before income taxes                           318.9             35.7               606.6            339.0
Provision for income taxes                            97.0             12.8               200.5            122.0
                                                  --------         --------            --------         --------
Net income                                        $  221.9         $   22.9            $  406.1         $  217.0
                                                  ========         ========            ========         ========

Earnings per share
   Basic                                          $  0.45          $  0.05             $  0.83          $  0.44
                                                  ========         ========            ========         ========
   Diluted                                        $  0.45          $  0.05             $  0.82          $  0.44
                                                  ========         ========            ========         ========



                        See accompanying Notes to Condensed Consolidated Financial Statements.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (in millions except share and per share amounts)

                                                        June 30,   December 31,
                                                          1998         1997
                                                       ---------    ---------
Assets

Current assets
   Cash and cash equivalents                           $   447.0    $   677.4
   Marketable securities                                   279.1        347.5
   Accounts receivable, net                              3,709.9      3,736.8
   Inventories                                              69.6        100.9
   Prepaids and other                                      396.1        306.8
                                                       ---------    ---------
     Total current assets                                4,901.7      5,169.4
                                                       ---------    ---------

Property and equipment, net                              2,832.0      2,868.4

Operating and other assets
   Land held for development, at cost                       88.4         87.2
   Investments and other assets                          1,697.8      1,501.2
   Software, goodwill, and other intangibles, net        1,607.2      1,547.9
                                                       ---------    ---------
     Total operating and other assets                    3,393.4      3,136.3
                                                       ---------    ---------
Total Assets                                           $11,127.1    $11,174.1
                                                       =========    =========


Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                    $   346.5    $   372.4
   Accrued liabilities                                   2,191.9      2,207.3
   Deferred revenue                                        519.2        430.8
   Income taxes                                            128.3        137.6
   Current portion of long-term debt                        87.7        109.5
                                                       ---------    ---------
       Total current liabilities                         3,273.6      3,257.6
                                                       ---------    ---------
Deferred income taxes                                      426.1        474.8
Long-term debt, less current portion                     1,404.5      1,790.9
Redeemable preferred stock of subsidiaries and
  minority interests                                       398.2        341.4
Stockholders' equity
   Preferred stock, $.01 par value; authorized
      200,000,000 shares, none issued                        --           --
   Common stock, $.01 par value; 2,000,000,000 shares
      authorized; 492,162,014 shares issued and outstanding
      at June 30, 1998, and 491,567,240 shares issued and
      outstanding at December 31, 1997                       4.9          4.9
   Additional paid-in capital                              885.7        855.7
   Retained earnings                                     4,860.2      4,601.6
   Accumulated other comprehensive income                 (117.4)      (152.8)
   Treasury stock, at cost,
      198,230 shares at June 30, 1998                       (8.7)         --
                                                       ---------    ---------
   Total stockholders' equity                            5,624.7      5,309.4
                                                       ---------    ---------
Total Liabilities and Stockholders' Equity             $11,127.1    $11,174.1
                                                       =========    =========

      See accompanying Notes to Condensed Consolidated Financial Statements.


                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in millions)


                                                                  Three Months Ended        Six Months Ended
                                                                       June 30,                 June 30,
                                                                  ------------------        ----------------
                                                                   1998        1997         1998        1997
                                                                   ----        ----         ----        ----


Net cash provided by operating activities                        $  235.6    $  193.3    $  859.2    $  739.4
                                                                 --------    --------    --------    --------

Cash Flows from Investing Activities
   Proceeds from sale of marketable securities                        --         20.2        39.6        47.4
   Proceeds from investments and other assets                        85.2        54.2       225.8        99.0
   Proceeds from divestiture                                         23.0         --         23.0         --
   Payments for purchases of property and equipment                (257.7)     (174.0)     (447.6)     (371.7)
   Payments for investments and other assets                        (96.5)      (76.0)     (206.6)     (165.8)
   Payments related to acquisitions, net of cash acquired           (12.5)      (66.8)     (102.2)      (73.2)
   Payments for purchases of software and other intangibles         (37.6)      (58.7)      (74.8)      (59.8)
   Payments for purchases of marketable securities                  (24.3)      (15.2)      (61.4)      (30.1)
   Other                                                             16.1        28.2        38.2        45.1
                                                                 --------    --------    --------    --------
      Net cash used in investing activities                        (304.3)     (288.1)     (566.0)     (509.1)
                                                                 --------    --------    --------    --------

Cash Flows from Financing Activities
   Proceeds from long-term debt                                   2,889.8     1,976.8     4,167.2     3,977.4
   Payments on long-term debt                                    (3,149.2)   (2,103.3)   (4,573.5)   (4,700.3)
   Proceeds from sale of stock of subsidiaries                       65.1        73.8        66.5       412.8
   Purchase of treasury stock                                         --          --        (77.0)        --
   Employee stock transactions and related tax benefits              14.3        16.8        43.5        49.3
   Dividends paid                                                   (73.8)      (73.5)     (147.6)     (146.6)
                                                                 --------    --------    --------    --------
     Net cash used in financing activities                         (253.8)     (109.4)     (520.9)     (407.4)
                                                                 --------    --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents          0.5         6.1        (2.7)       (4.1)
                                                                 --------    --------    --------    --------
Net decrease in cash and cash equivalents                          (322.0)     (198.1)     (230.4)     (181.2)

Cash and cash equivalents at beginning of period                    769.0       896.8       677.4       879.9
                                                                 --------    --------    --------    --------
Cash and cash equivalents at end of period                       $  447.0    $  698.7    $  447.0    $  698.7
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

Note 2.  Earnings per Share

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in the fourth quarter of 1997. It requires companies to present both basic and diluted earnings per share. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of EDS common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and the vesting of restricted stock units that would have had a dilutive effect on earnings per share. The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 are as follows (in millions):
                                                      1998              1997
                                                      ----              ----
          For the three months ended June 30:
               Basic earnings per share               491.9            489.8
               Diluted earnings per share             494.1            494.3
          For the six months ended June 30:
               Basic earnings per share               491.7            488.9
               Diluted earnings per share             495.3            493.4


        The Company has restated its earnings per share calculation for the three and six months ended June 30, 1997 to reflect the adoption of SFAS No.
128. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Note 3.  Depreciation and Amortization

        Property and equipment is stated net of accumulated depreciation of $4,144.9 million and $4,032.8 million at June 30, 1998 and December 31, 1997, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,256.0 million and $1,246.5 million at June 30, 1998 and December 31, 1997, respectively. Depreciation and amortization expense for the three and six months ended June 30, 1998 was $358.4 million and $679.7 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 1997 was $294.7 million and $574.4 million, respectively.

Note 4.  Restructuring Activities

        The Company recorded restructuring charges and asset writedowns totaling $329.6 million in 1997 and $27.8 million in the second quarter of 1998. During the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition, and termination of employees. Restructuring charges and asset writedowns consisted of $111.3 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees, asset writedowns of $99.7 million, and related accruals of $14.0 million relating to operations that the Company plans to discontinue. These operations primarily consist of several processing centers which the Company is consolidating and certain product lines and related services provided to certain industries. Asset writedowns relating to these products lines include investments; software, goodwill, and other intangibles; and buildings and computer equipment. In addition, the Company recorded asset writedowns of $104.6 million in 1997 and $27.8 million in the second quarter of 1998 primarily relating to operating assets initially identified for sale in the second quarter of 1997. As of June 30, 1998, all such assets have been sold. As of June 30, 1998, approximately 1,980 employees have been involuntarily terminated and approximately $75.1 million has been paid in termination benefits and other accruals. The majority of the remaining accrual of $50.2 million is expected to be paid in 1998.


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

        Comprehensive income for the three and six months ended June 30, 1998 was $215.4 million and $441.5 million, respectively. Comprehensive income for the three and six months ended June 30, 1997 was $34.8 million and $157.8 million, respectively. The primary differences between comprehensive income and net income for the three and six months ended June 30, 1998 were related to foreign currency translation adjustments and net unrealized holding gains on certain of the Company's investments. The primary difference between comprehensive income and net income for the three and six months ended June 30, 1997 was related to foreign currency translation adjustments.

Note 6.  Sale of Stock of Subsidiary

        On June 23, 1998, Unigraphics Solutions Inc., a wholly-owned subsidiary of the Company, sold five million shares of its Class A common stock representing 13.8% of its total outstanding common stock in an initial public offering. Net proceeds from the offering were $65.1 million. As a result of the offering, the Company recognized a gain on the sale of stock of this subsidiary of $49.6 million. Income taxes have not been provided for this gain as the Company believes that it will recover its basis in this subsidiary in a tax-free manner.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         EDS offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information- processing facilities, business operations, and related personnel.

Forward Looking Statements

         All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding the Company's Year 2000 exposure and opportunity, future revenues and operating margins from contracts with General Motors Corporation ("GM") and other clients, the impact on EDS' earnings of the recent United Auto Workers strike at GM, the Company's ability to achieve cost reductions, future selling, general and administrative expenses, and future interest income and expense. Any Form 10-K, Annual Report to Stockholders, Form 10-Q or Form 8-K of EDS may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may be made in the future by EDS, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog and the value of new contract signings, and industry growth rates and EDS' performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of EDS' control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the information technology industry and the impact of such competition on pricing, revenues, and margins; the market acceptance of new product or service offerings that offer higher margins than traditional product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts, including the financial performance of EDS' contracts with GM and EDS' ability to effect cost reductions for services provided under such contracts; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with EDS' cost estimates; the degree to which EDS can improve productivity; the degree to which business entities continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to EDS' Year 2000 exposure and opportunity, EDS' ability to capitalize on new business opportunities and the interpretation of information technology contracts it has with its clients.

         EDS disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Restructuring Activities, Asset Writedowns, and Other Related Charges

         The Company recorded restructuring charges and asset writedowns totaling $329.6 million in 1997 and $27.8 million in the second quarter of 1998. During the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition, and termination of employees. Restructuring charges and asset writedowns consisted of $111.3 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees, asset writedowns of $99.7 million, and related accruals of $14.0 million relating to operations that the Company plans to discontinue. These operations primarily consist of several processing centers which the Company is consolidating and certain product lines and related services provided to certain industries. Asset writedowns relating to these products lines include investments; software, goodwill, and other intangibles; and buildings and computer equipment. In addition, the Company recorded asset writedowns of $104.6 million in 1997 and $27.8 million in the second quarter of 1998 primarily relating to operating assets initially identified for sale in the second quarter of 1997. As of June 30, 1998, all such assets have been sold. As of June 30, 1998, approximately 1,980 employees have been involuntarily terminated and approximately $75.1 million has been paid in termination benefits and other accruals. The majority of the remaining accrual of $50.2 million is expected to be paid in 1998.

New Accounting Standards

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 15, 1999, although early adoption is allowed. The Company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

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

         In April 1998, SOP 98-5, Reporting on the Costs of Start-up Activities, was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. Adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company will adopt the provisions of this SOP on January 1, 1999.

         In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997.

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

         With respect to its centralized internal systems, EDS has completed the assessment and planning stages and has commenced the renovation process. EDS anticipates that this process and the subsequent testing and implementation of the modified code will be completed in stages, from mid-1998 through mid-1999. With respect to noncentralized internal systems, which are generally confined to a particular location or business unit, EDS is inventorying and assessing such systems and expects to be completed with the assessment and planning stages for the systems which EDS deems to be significant during the third quarter of 1998. The total cost to EDS of making all of its internal systems Year 2000 compliant is estimated at approximately $60.0 million, almost all of which will be incurred during 1998 and 1999.

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

Recent Announcement

         On July 30, 1998, the Company announced that it expected the recent United Auto Workers' strike at GM to negatively impact EDS' earnings for 1998 by $0.04 to $0.08 per share, with most of the impact falling in the third quarter. This estimate primarily reflects EDS' estimate of the strike's impact on discretionary spending by GM over the remainder of the year and, accordingly, this estimate could vary based on the extent of such impact.

Results of Operations

         Revenues. Total systems and other contracts revenues for the quarter ended June 30, 1998, rose $504.0 million, or 14%, over the corresponding quarter in 1997 to $4,186.1 million. Revenues from non-GM clients for the quarter ended June 30, 1998, rose $605.2 million, or 24%, to $3,153.7 million from $2,548.5 million for the same period in 1997. This increase in non-GM revenues was primarily the result of new contracts signed in 1997 and was also due in part to negative adjustments of $71.8 million in revenues in the second quarter of 1997 as a result of a limited number of contracts that had not performed as anticipated or, in some instances, were terminated. Revenues from GM decreased $101.2 million, or 9%, to $1,032.4 million compared with $1,133.6 million for the corresponding period in 1997. The decline in revenues from GM resulted primarily from the recognition of $90 million of additional revenue in the second quarter of 1997 as a result of productivity improvements made on certain contracts with GM and certain billing rate and price reductions for existing services during 1998.

         Revenues from non-GM clients for the six months ended June 30, 1998 rose $979.3 million, or 19%, to $6,100.4 million from $5,121.1 million in the corresponding period of 1997 primarily as a result of new contracts signed in 1997. Revenues from GM for the six months ended June 30, 1998 declined $124.9 million, or 6%, to $2,027.7 million from $2,152.6 million in the comparable period in 1997. Revenues from GM decreased due to the reasons discussed above. This decline was largely offset by revenues from new contracts for products and services, although the billings for such products and services were at rates lower than historical levels. The decline in revenues from GM is expected to continue during the remainder of 1998 when compared with 1997 as a result of both pricing reductions and the impact on EDS' revenues of the recent United Auto Workers' strike at GM. See "Recent Announcement" above.

         Revenues from non-GM clients comprised 75% and 69% of total revenues for the three months ended June 30, 1998 and 1997, and 75% and 70% of total revenues for the six months ended June 30, 1998 and 1997, respectively. The Company expects this trend to continue. See "Master Services Agreement with GM" below.

         Costs and Expenses. Cost of revenues as a percentage of systems and other contracts revenues increased to 82% for both the three and six month periods ended June 30, 1998, compared with 81% for each of the corresponding periods in 1997. This increase was due primarily to an increase in expenses and a decrease in revenues on contracts with GM. During the three and six months ended June 30, 1998, the Company incurred incremental costs deemed necessary for the successful long-term support of its contracts with GM, including costs associated with the Company's Future by Design initiative which is intended to streamline the Company's processes, identify and implement other productivity improvements, and position the Company for future growth. In addition, billing rates for certain services provided to GM decreased during the three and six month periods ended June 30, 1998 while commensurate cost reductions related to these services were not realized during these periods. Although the Company anticipates that cost reductions on contracts with GM will be achieved during 1998, there can be no assurance that the decrease in expenses will be proportionate with the decrease in revenues. Cost of revenues for non-GM clients grew more slowly than non-GM revenues during the three and six months ended June 30, 1998 when compared with the corresponding period in 1997, both before and after taking into account the revenue adjustments made during the three months ended June 30, 1997 discussed above.

         Selling, general and administrative expenses as a percentage of systems and other contracts revenues remained at approximately 10% for both the three and six month periods ended June 30, 1998 when compared with the corresponding period in 1997. Although this percentage has remained constant for these periods, the Company has shifted spending to areas that have been targeted for aggressive growth. The Company expects to incur incremental selling, general and administrative costs during the remainder of 1998 primarily for: the remediation of the Company's internal systems to make them Year 2000 compliant, the continued implementation of an enterprise resource process system, and increased spending on employee development. This incremental spending is expected to cause selling, general and administrative expenses as a percentage of systems and other contracts revenues to increase to as much as 11% for the twelve months ending December 31, 1998.

         Costs and expenses for the three months ended June 30, 1998 include asset writedowns of $27.8 million primarily relating to certain operating assets initially identified as being held for sale in the second quarter of 1997 which were sold during the second quarter of 1998. Costs and expenses for the three months ended June 30, 1997 include asset writedowns of $139.7 million. See
"Restructuring Activities and Other Related Activities" above. Costs and expenses for the six months ended June 30, 1998 also include a pre-tax charge of $42.5 million related to amounts allocated to acquired in-process research and development activities associated with the acquisition of Intergraph
Corporation's Mechanical CAD/CAM business by EDS' Unigraphics Solutions Inc. subsidiary, which was completed in the first quarter.

         Other Income (Expense) Other income (expense) increased $69.3 million in the second quarter of 1998 to $53.3 million, compared with $(16.0) million in the corresponding period in 1997. The primary reason for the increase was the recognition of a $49.6 million gain on the sale of stock by Unigraphics Solutions Inc. (USI), previously a wholly-owned subsidiary of EDS, that was completed in the second quarter of 1998. Interest and other income (expense), net, increased $19.7 million, to $3.7 million, in the second quarter of 1998 when compared to $(16.0) million in the same period in 1997. This increase was due principally to the write-down of an investment in the second quarter of 1997 and an increase in gains on the sale of certain of the Company's assets in the second quarter of 1998. The Company anticipates recording future gains, from time to time, on sales of Company assets; the timing of which may be driven by then existing market conditions. Interest expense for the three months ended June 30, 1998 and 1997 was $34.5 million and $35.3 million, respectively.

         For the six months ended June 30, 1998, other income (expense) increased $120.3 million to $80.3 million compared with $(40.0) million in the corresponding period in the previous year. This increase was due to the factors discussed above and an increase of approximately $40 million resulting from the realization of gains on certain of the Company's assets in the first quarter of 1998. Interest expense for the six months ended June 30, 1998 and 1997 was $68.9 million and $77.6 million, respectively. As a result of a decreased level of debt, the Company anticipates that annual interest expense for 1998 will decrease from 1997.

         Net Income. For the three month period ended June 30, 1998, the Company's net income increased $199.0 million to $221.9 million when compared with $22.9 million during the corresponding period of the prior year. This increase was primarily due to the expenses associated with the restructuring activities and other related charges that were recorded in the second quarter of 1997. See "Restructuring Activities and Other Related Charges" above. For the six months ended June 30, 1998, net income increased $189.1 million to $406.1 million from $217.0 million in the corresponding period in 1997. Both basic and diluted earnings per share of common stock increased to $0.45 for the three months ended June 30, 1998 from $0.05 in the comparable period of 1997. For the six months ended June 30, 1998, basic and diluted earnings per share of common stock increased to $0.83 and $0.82, respectively, compared with $0.44 in the corresponding period of 1997.

         Excluding the charges related to restructuring activities, asset writedowns, and acquired in-process research and development discussed above, net income for the three months ended June 30, 1998 and 1997 would have been $239.7 million and $192.4 million, respectively. Net income for the six months ended June 30, 1998 and 1997 would have been $451.1 million and $386.6 million, respectively. Both basic and diluted earning per share for the three months ended June 30, 1998 and 1997 would have been $0.49 and $0.39, respectively. Basic and diluted earnings per share for the six months ended June 30, 1998 would have been $0.92 and $0.91, respectively. Basic and diluted earnings per share for the six months ended June 30, 1997 would have been $0.79 and $0.78, respectively.

         Return on assets was 8.5% for the twelve-month period ended June 30, 1998, compared with 7.2% for the corresponding period ended June 30, 1997. Return on stockholders' equity was 17.5% for the twelve-month period ended June 30, 1998, compared to 16.5% for the comparable period ended June 30, 1997. The Company's effective tax rate decreased to 30% during the three months ended June 30, 1998, from 36% in the corresponding period of 1997, due to the effect of the sale of stock of USI during the second quarter of 1998 for which no taxes were provided, as the Company believes that it will recover its basis in USI in a tax-free manner. The Company expects the effective tax rate to return to 36% for the remaining six months of the year.

         Excluding the charges related to restructuring activities, asset writedowns, and acquired in-process research and development discussed above, return on assets would have been 9.3% for the twelve-month period ended June 30, 1998, compared with 8.9% for the corresponding period ended June 30, 1997. Return on stockholders' equity would have been 19.0% for the twelve-month period ended June 30, 1998 compared to 19.8% for the comparable period ended June 30, 1997.

         The Company and its clients may, from time to time, modify their contractual arrangements. For client contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a cumulative change in accounting estimate in the period the revisions are determined.

         Master Services Agreement with GM. The Master Services Agreement with GM entered into at the time of EDS' split-off from GM (the "MSA") and certain related sector agreements (collectively, the "IT Service Agreements") provided for certain significant changes to the pricing and terms under which EDS provides information technology ("IT") services to GM. Among other things, the IT Services Agreements reduced the rates charged by EDS to GM for certain information processing activities and communications services. GM has the right to competitively bid and, subject to certain restrictions, outsource a limited portion of its IT service requirements to third-party providers. In addition, the MSA established specified structural cost reduction targets of $100 million for each of the years from 1996 through 1998 and $50 million for 1999. These targets are not performance guarantees but represent firm good faith business commitments on the part of GM and EDS. These targets were achieved in 1996 and 1997, and EDS anticipates that they will be achieved in 1998.

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

         Seasonality and Inflation. The Company's revenues and net income vary over the calendar year, with the fourth quarter generally reflecting the highest revenues and net income for the year due to certain services that are purchased more heavily in the fourth quarter as a result of the spending patterns of several clients. Due to the factors identified above, the Company expects that the fourth quarter of 1998 will be the strongest quarter of the year. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

Liquidity and Capital Resources

         At June 30, 1998, the Company held cash and cash equivalents of $447.0 million, had working capital of $1,628.1 million, and a current ratio of 1.5-to-1. This compares to cash equivalents of $677.4 million, $1,911.8 million in working capital and a current ratio of 1.6-to-1 at December 31, 1997.

         The Company's capitalization at June 30, 1998, consisted of $1,404.5 million in long-term debt, less current portion, and $5,624.7 million in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $1,667.2 million at June 30, 1998, compared with total debt of $2,075.3 million at December 31, 1997. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 23% at June 30, 1998, and 28% at December 31, 1997. The ratio of long-term debt to capital was 22% at June 30, 1998 and 26% at December 31, 1997. At both June 30, 1998, and December 31, 1997, the Company had committed lines of credit of approximately $2,500.0 million, all unused, which serves as a backup facility for commercial paper borrowings. The balance of commercial paper borrowings at June 30, 1998 was approximately $510.0 million.

         Cash flows provided by operating activities increased $119.8 million during the first six months of 1998 to $859.2 million from $739.4 million in the comparable period in the prior year. This increase was primarily due to increased income prior to non-cash items such as depreciation, amortization, asset writedowns, and gains on sales of assets, partially offset by increased payments for current liabilities, including estimated tax payments, and increased receivable balances. Cash used in investing activities during the six months ended June 30, 1998 increased $56.9 million to $566.0 million compared to $509.1 million in the comparable period in the prior year, primarily due to increased payments for property and equipment, acquisitions and marketable securities, partially offset by increased proceeds from sales of investments and other assets. Cash flows used in financing activities increased $113.5 million to $520.9 million in the second quarter of 1998 as compared to $407.4 million in the second quarter of 1997 due to reductions in long-term debt, including redeemable preferred stock of subsidiaries, as well as purchases of treasury stock.

         For the three month periods ended June 30, 1998 and 1997, the Company paid cash dividends totaling $73.8 million and $73.5 million, respectively. For the six month periods ended June 30, 1998 and 1997, the Company paid cash dividends totaling $147.6 million and $146.6 million, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     EDS' 1998 Annual Meeting of Stockholders was held on May 20, 1998 in Plano, Texas. A total of 434,173,561 shares (approximately 88.3% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

     (i) Election of four Class II directors for a term expiring at the 2001 Annual Meeting of Stockholders: Richard B. Cheney - 399,548,449 shares cast for election and 35,065,156 shares withheld; Gary J. Fernandes - 399,020,165 shares cast for election and 35,593,440 shares withheld; C. Robert Kidder - 399,672,626 shares cast for election and 34,940,979 shares withheld; and Enrique J. Sosa - 399,653,635 shares cast for election and 34,959,970 shares withheld.

     (ii) Ratification of the appointment of KPMG Peat Marwick LLP as auditors to audit the accounts for EDS for 1998: 431,986,281 shares cast for the ratification, 1,670,190 shares cast against the ratification and 957,134 shares abstained.

     (iii) Stockholder proposal regarding  appointment of independent  chairman:
83,760,820 shares cast for the proposal, 305,576,560 shares cast against the proposal and 4,935,804 shares abstained. There were 40,340,421 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                             Description
         ----------------------------------------------------------------------

          10(b)  1996 Incentive Plan of Electronic Data Systems Corporation.

          10(d) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors.

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



                                        ELECTRONIC DATA SYSTEMS CORPORATION
                                        -----------------------------------
                                                    (Registrant)


Date:  August 5, 1998                   By:   /s/ Gary J. Fernandes
                                           -------------------------------
                                           (Gary J. Fernandes, Vice Chairman)



Date:  August 5, 1998                   By:   /s/ H. Paulett Eberhart
                                           -------------------------------
                                           (H. Paulett Eberhart, Vice President
                                            and Controller)