Form 10-Q
period 1998-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1998-11-13
CIK 1007456

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

                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


                          ----------------------------


                          Commission File No. 01-11779
                                              --------


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


                          ----------------------------



                   5400 Legacy Drive, Plano, Texas 75024-3199
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 604-6000
                                 --------------
              (Registrant's telephone number, including area code)

                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

As of October 30, 1998, there were outstanding 492,755,842 shares of the regis-trant's Common Stock, $.01 par value per share.


================================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
Part I -- Financial Information (Unaudited)
      Item 1.  Financial Statements
           Condensed Consolidated Statements of Operations..............  3
           Condensed Balance Sheets.....................................  4
           Condensed Consolidated Statements of Cash Flows..............  5
      Notes to Condensed Consolidated Financial Statements..............  6
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................  8

Part II -- Other Information
      Item 6.  Exhibits and Reports on Form 8-K......................... 16
Signatures.............................................................. 17


Exhibit 10(m) Agreement dated August 8, 1998 between Electronic Data Systems Corporation and Lester M. Alberthal, Jr.

Exhibit 27       Financial Data Schedule (for SEC information only)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



                                 ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in millions, except per share amounts)


                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                     September 30,
                                                        1998            1997              1998            1997
                                                      --------        --------          --------         ------
     Revenues                                         $4,352.7       $3,733.7          $12,480.8       $11,007.4
                                                       -------        -------           --------        --------

     Costs and expenses
        Cost of revenues                               3,555.2        2,945.1           10,236.6         8,824.9
        Selling, general and administrative              475.1          358.2            1,325.2         1,108.1
        Restructuring charge                               --             --                 --            125.3
        Acquired in-process research and development       --             --                42.5             --
        Asset write-downs                                  --            25.9               27.8           165.6
                                                       -------        -------           --------        --------
            Total costs and expenses                   4,030.3        3,329.2           11,632.1        10,223.9
                                                       -------        -------           --------        --------
     Operating income                                    322.4          404.5              848.7           783.5
                                                       -------        -------           --------        --------

     Other income (expense):
        Gain on sale of stock of subsidiary                --             --                49.6             --
        Interest expense and other, net                  (17.5)         (44.8)              13.2           (84.8)
                                                       -------        -------           --------        --------
            Total other income (expense)                 (17.5)         (44.8)              62.8           (84.8)
                                                       -------        -------           --------        --------

     Income before income taxes                          304.9          359.7              911.5           698.7
     Provision for income taxes                          109.8          129.5              310.3           251.5
                                                       -------        -------           --------        --------
     Net income                                       $  195.1       $  230.2          $   601.2       $   447.2
                                                       =======        =======           ========        ========

     Earnings per share
        Basic                                         $  0.40        $   0.47          $    1.22       $    0.91
                                                      =======         =======           ========        ========
        Diluted                                       $  0.39        $   0.47          $    1.22       $    0.91
                                                      =======         =======           ========        ========
     Cash dividends per share                         $  0.15        $   0.15          $    0.45       $    0.45
                                                      =======         =======           ========        ========





                        See accompanying Notes to Condensed Consolidated Financial Statements.


              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (in millions except share and per share amounts)


                                                September 30,      December 31,
                                                    1998               1997
                                                ------------       ------------
Assets
Current assets
   Cash and cash equivalents                     $   762.1          $   677.4
   Marketable securities                             280.0              347.5
   Accounts receivable, net                        3,837.0            3,736.8
   Inventories                                        61.0              100.9
   Prepaids and other                                468.2              306.8
                                                  --------           --------
     Total current assets                          5,408.3            5,169.4
                                                  --------           --------

Property and equipment, net                        2,789.9            2,868.4
                                                  --------           --------

Operating and other assets
   Land held for development, at cost                 87.4               87.2
   Investments and other assets                    1,658.7            1,501.2
   Software, goodwill, and other intangibles, net  1,510.7            1,547.9
                                                  --------           --------
     Total operating and other assets              3,256.8            3,136.3
                                                  --------           --------
Total Assets                                     $11,455.0          $11,174.1
                                                  ========           ========


Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                              $   294.4          $   372.4
   Accrued liabilities                             2,471.9            2,207.3
   Deferred revenue                                  498.9              430.8
   Income taxes                                      113.1              137.6
   Current portion of long-term debt                  41.9              109.5
                                                  --------           --------
       Total current liabilities                   3,420.2            3,257.6
                                                  --------           --------

Deferred income taxes                                436.9              474.8
Long-term debt, less current portion               1,386.5            1,790.9
Redeemable preferred stock of subsidiaries and
  minority interests                                 392.8              341.4
Stockholders' equity
   Preferred stock, $.01 par value; authorized
      200,000,000 shares, none issued                  --                 --
   Common stock, $.01 par value; 2,000,000,000
      shares authorized; 492,567,293 shares
      issued at September 30, 1998, and
      491,567,240 shares issued and outstanding
      at December 31, 1997                             4.9                4.9
   Additional paid-in capital                        929.1              855.7
   Retained earnings                               4,981.4            4,601.6
   Accumulated other comprehensive income            (96.3)            (152.8)
   Treasury stock, at cost,
      15,083 shares at September 30, 1998             (0.5)               --
                                                  --------           --------
   Total stockholders' equity                      5,818.6            5,309.4
                                                  --------           --------
Total Liabilities and Stockholders' Equity       $11,455.0          $11,174.1
                                                  ========           ========

     See accompanying Notes to Condensed Consolidated Financial Statements.


              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                      Nine Months Ended
                                                        September 30,
                                                        ------------
                                                    1998               1997
                                                    ----               ----
  Net cash provided by operating activities      $ 1,221.9          $ 1,464.4
                                                  --------           --------
  Cash Flows from Investing Activities
     Proceeds from sale of marketable
       securities                                     71.1               66.7
     Proceeds from investments and other assets      263.7              160.7
     Proceeds from divestiture                       371.5               24.6
     Payments for purchases of property and
        equipment                                   (613.8)            (621.7)
     Payments for investments and other assets      (347.9)            (246.6)
     Payments related to acquisitions, net of
        cash acquired                               (108.1)            (143.1)
     Payments for purchases of software and
       other intangibles                             (75.1)            (100.6)
     Payments for purchases of marketable
        securities                                   (91.7)             (45.2)
     Other                                            52.7               69.4
                                                  --------           --------
        Net cash used in investing activities       (477.6)            (835.8)
                                                  --------           --------
  Cash Flows from Financing Activities
     Proceeds from long-term debt                  6,861.7            5,466.1
     Payments on long-term debt                   (7,332.8)          (5,848.9)
     Proceeds from sale of stock of subsidiaries      66.5              553.3
     Redemption of preferred stock                     --              (653.3)
     Purchase of treasury stock                      (93.3)               --
     Employee stock transactions and related
       tax benefits                                   53.8               61.9
     Dividends paid                                 (221.4)            (220.1)
                                                  --------           --------
       Net cash used in financing activities        (665.5)            (641.0)
                                                  --------           --------
  Effect of exchange rate changes on cash and
     cash equivalents                                  5.9               (7.1)
                                                  --------           --------
  Net increase (decrease) in cash and cash
     equivalents                                      84.7              (19.5)
  Cash and cash equivalents at beginning of
     period                                          677.4              879.9
                                                  --------           --------
  Cash and cash equivalents at end of period     $   762.1          $   860.4
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

Note 2.  Earnings per Share

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, in the fourth quarter of 1997. It requires companies to present both basic and diluted earnings per share. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of EDS common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and the vesting of restricted stock units that would have had a dilutive effect on earnings per share. The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 are as follows (in millions):

                                                 1998             1997
                                                 ----             ----
   For the three months ended September 30:
        Basic earnings per share                492.4            490.4
        Diluted earnings per share              494.1            494.2
   For the nine months ended September 30:
        Basic earnings per share                491.9            489.4
        Diluted earnings per share              494.6            493.8


        Securities which were outstanding but were not included in the computa-tion of diluted earnings per share because their effect was antidilutive include restricted stock units of 446,536 shares and 163,866 shares for the three months ended September 30, 1998 and 1997, respectively, and 527,644 shares and 37,530 shares for the nine months ended September 30, 1998 and 1997, respectively, and options to purchase 1,844,105 shares and 752,699 shares for the three months ended September 30, 1998 and 1997, respectively, and 905,422 shares and 574,042 shares for the nine months ended September 30, 1998 and 1997, respectively.

        The Company has restated its earnings per share calculation for the three and nine months ended September 30, 1997 to reflect the adoption of SFAS No. 128. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Note 3.  Depreciation and Amortization

        Property and equipment is stated net of accumulated depreciation of $4,234.7 million and $4,032.8 million at September 30, 1998 and December 31, 1997, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1,254.1 million and $1,246.5 million at September 30,

1998 and December 31, 1997, respectively. Depreciation and amortization expense for the nine months ended September 30, 1998 and 1997 was $1,005.8 million and $879.8 million, respectively.

Note 4.  Restructuring Activities and Other Charges

     The Company recorded restructuring charges and asset writedowns totaling $329.6 million in 1997 and $27.8 million in the second quarter of 1998. During the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition, and termination of employees. Restructuring charges and asset writedowns consisted of $111.3 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees, asset writedowns of $99.7 million, and related accruals of $14.0 million relating to operations that the Company plans to discontinue. These operations primarily consist of several processing centers which the Company is consolidating and certain product lines and related services provided to certain industries. Asset writedowns relating to these product lines include investments; software, goodwill, and other intangibles; and buildings and computer equipment. In addition, the Company recorded asset writedowns of $104.6 million in 1997 and $27.8 million in the second quarter of 1998 primarily relating to operating assets initially identified for sale in the second quarter of 1997. As of June 30, 1998, all such assets had been sold. As of September 30, 1998, approximately 2,230 employees have been involuntarily terminated and approximately $100.9 million has been paid in termination benefits and other accruals. The majority of the remaining accrual of $24.4 million is expected to be paid in 1998.

     During the third quarter of 1998, the Company recorded a charge of $36.7 million related to the announced retirement of Chairman and Chief Executive
Officer Les Alberthal. The charge resulted from the alteration of vesting conditions for his unvested restricted stock units and the grant of additional supplemental executive retirement and other cash benefits.


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

        Comprehensive income for the three and nine months ended September 30, 1998 was $216.2 million and $657.7 million, respectively. Comprehensive income for the three and nine months ended September 30, 1997 was $208.0 million and $365.8 million, respectively. The primary difference between comprehensive income and net income for the three and nine months ended September 30, 1998 was related to unrealized holding gains on certain of the Company's investments. The primary differences between comprehensive income and net income for the three and nine months ended September 30, 1997 were related to foreign currency translation adjustments and prior period losses of Neodata Corporation. Prior to acquiring all the remaining outstanding equity of Neodata Corporation in the third quarter of 1997, EDS accounted for its investment under the cost method of accounting.

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

Forward Looking Statements

         All statements other than historical statements contained in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding the Company's Year 2000 exposure and opportunity, future revenues and operating margins from contracts with General Motors Corporation ("GM") and other clients, the Company's ability to achieve cost reductions, and future selling, general and administrative expenses. Any Form 10-K, Annual Report to Stockholders, Form 10-Q or Form 8-K of EDS may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may be made in the future by EDS, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog and the value of new contract signings, and industry growth rates and EDS' performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of EDS' control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the information technology industry and the impact of such competition on pricing, revenues, and margins; the financial performance of current and future customer contracts, including the financial performance of EDS' contracts with GM; the ability of EDS to retain a significant portion of the operating income from business subject to the competitive bidding provisions of its agreement with GM and to reach mutually acceptable agreements with GM for new or replacement services thereunder; the impact of exchange rate fluctuations in non-US areas where EDS has significant operations; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with EDS' cost and revenue estimates; the degree to which EDS can improve productivity; the degree to which business entities continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to EDS' Year 2000 exposure and opportunity, EDS' ability to retain key personnel in the Year 2000 remediation effort, a significant increase in the cost of labor for such personnel, the identification of additional projects which would require remediation as a result of a change in business needs, acquisitions or otherwise, EDS' ability to remediate client systems on a timely basis where it is obligated to do so, and the interpretation of information technology contracts EDS has with its clients.

         EDS disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Restructuring Activities, Asset Writedowns, and Other Related Charges

         The Company recorded restructuring charges and asset writedowns totaling $329.6 million in 1997 and $27.8 million in the second quarter of 1998. During the second quarter of 1997, the Company began implementation of an enterprise-wide business transformation initiative to reduce its costs, streamline its organizational structure, and align its strategy, services, and delivery with market opportunities. This initiative involves the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition, and termination of employees. Restructuring charges and asset writedowns consisted of $111.3 million relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees, asset writedowns of $99.7 million, and related accruals of $14.0 million relating to operations that the Company plans to discontinue. These operations primarily consist of several processing centers which the Company is consolidating and certain product lines and related services provided to certain industries. Asset writedowns relating to these product lines include investments; software, goodwill, and other intangibles; and buildings and computer equipment. In addition, the Company recorded asset writedowns of $104.6 million in 1997 and $27.8 million in the second quarter of 1998 primarily relating to operating assets initially identified for sale in the second quarter of 1997. As of June 30, 1998, all such assets had been sold. As of September 30, 1998, approximately 2,230 employees have been involuntarily terminated and approximately $100.9 million has been paid in termination benefits and other accruals. The majority of the remaining accrual of $24.4 million is expected to be paid in 1998.

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

Year 2000

         General. For EDS, the Year 2000 ("Y2K") issue encompasses the cost required to make its internal systems and, where it is obligated to do so, its clients' systems Y2K compliant, as well as a revenue opportunity. EDS has developed processes, assembled tools, and created a business organization to provide Y2K services to its clients and to assist in addressing EDS' internal needs. EDS has a Corporate Program Office responsible for monitoring the Y2K assessment and remediation status of the Company's internal systems and reporting such status to the Company's management and Board of Directors.

         Status of Remediation. With respect to its internal systems, EDS has identified projects which it deems to be mission critical on both a corporate and a business unit level. These projects have been classified based on the relationships of the systems involved and the impact of these systems on EDS' business. Some projects involve more than one system. EDS deems a project to be mission critical if the failure to timely complete the Y2K remediation for that project would cause substantial disruption in, or cessation of, EDS' business. Corporate mission critical projects include, for example, systems for payroll, accounts receivable, accounts payable, tax administration, corporate administration and telecommunications. Unit mission critical projects include, for example, systems for unit payroll, unit invoice generation, country-specific tax administration and localized networks. EDS has identified additional projects which it deems to be non-mission critical, such as projects covering certain non-IT systems, systems relating to employee training and other systems which may enhance efficiency or productivity but the failure of which would not materially impact EDS' business. EDS continues to actively evaluate and categorize new inventory of Y2K projects.

         For its internal and external reporting purposes, EDS has divided the Y2K remediation process into the following four stages: assessment and planning; renovation; testing; and implementation.

         As of October 31, 1998, EDS had identified approximately 35 corporate mission critical projects. Through September 30, 1998, EDS had completed assessment of approximately 89% of such projects, renovation of approximately 57% of such projects, testing of approximately 11% of such projects and implementation of approximately 11% of such projects. EDS expects to complete the Y2K remediation for such projects by the end of the second quarter of 1999.

         As of October 31, 1998, EDS had identified approximately 30 unit mission critical projects. Through September 30, 1998, EDS had completed assessment of approximately 33% of such projects, renovation of approximately 17% of such projects, testing of approximately 7% of such projects and implementation of approximately 7% of such projects. EDS expects to complete the Y2K remediation for such projects by the end of the second quarter of 1999.

         The foregoing percentages are based on the percentage of the total number of identified corporate or unit projects, as the case may be, for which the applicable stage has been completed at September 30, 1998, and may not be indicative of the percentage of the total labor or expense remaining with respect to the mission critical projects as a whole.

         EDS has also identified over 325 projects, on both a corporate and unit basis, which it deems to be non-mission critical. These projects include non-IT systems such as those which may be used in the operation of elevators, machinery and equipment and HVAC, lighting and building security systems, as well as IT systems the general function of which is to enhance efficiency or productivity but the failure of which would not materially impact EDS' business. EDS has determined that many of the non-mission critical projects identified to date will not be remediated for Y2K compliance for one or more reasons, including the retirement of the system, redundancy with other systems, the ability to leverage common systems and because the expense of remediation may be greater than the benefits obtained from the system. Of those non-mission critical projects which EDS had identified for remediation as of October 31, 1998, approximately 71% and 46% of the corporate and unit projects, respectively, had completed the assessment stage, approximately 54% and 32% had completed the renovation stage, approximately 22% and 25% had completed the testing stage and approximately 20% and 20% had completed the implementation stage as of September 30, 1998. The remediation process for all non-mission critical projects identified for remediation is scheduled to be substantially completed by the end of the third quarter of 1999, although the remediation of certain non-mission critical projects may extend into the fourth quarter of 1999.

         Although EDS currently anticipates that the remedial actions described above will be completed on a timely basis, the failure to do so could have a material adverse effect on EDS' business, results of operations or financial condition.

         Third Party Compliance. In 1997, EDS commenced mailing questionnaires to substantially all of its vendors and suppliers requesting information regarding the Y2K compliance of their products and services. As a result of this and other inquiries, EDS has compiled a database listing thousands of information technology related products, including hardware, software, network operating systems and physical plant equipment, from a wide range of suppliers and indicating which assets are Y2K compliant and which need to be replaced or upgraded. This database, which had been initially prepared for use by EDS' business units, has recently been made available to the public through EDS' website.

         In addition to these formal inquiries, EDS has been working closely with those third parties with whom EDS has a material relationship regarding the Y2K compliance of their products and services. These third parties include, in particular, leading telecommunications providers. EDS' business is substantially dependent on its ability to transmit its data and that of its clients and its clients' customers on a worldwide basis through data, voice and video networks. These networks include EDSNET(R), the Company's proprietary network which integrates multiple third party network owners with EDS controlled and managed components, as well as the "extended" networks (i.e., networks outside of EDSNET(R)) of third party international, national and local telecommunications providers. Unlike EDSNET(R), these "extended" networks are also used to transmit data by thousands of other organizations around the world.

         The Y2K remediation of EDSNET(R) is a corporate mission critical project and is expected to be completed by the second quarter of 1999. Although EDS expects the remediation of EDSNET(R) to be successfully completed on a timely basis, the Company believes that there is a significant likelihood that non-EDS related Y2K problems will cause interruptions of the "extended" networks utilized by EDS and other third parties. EDS believes the interruptions on these third party networks will result from the Y2K related failure of some of these non-EDS networks, as well as the increased volume on the remaining networks due to the rejection of data transmitted by third parties containing Y2K related errors.

         EDS is preparing contingency plans for such potential network failures. EDS personnel at all relevant data centers and client locations will closely monitor the "traffic" on networks utilized by EDS and will be prepared to shut down segments of networks and use alternative networks where necessary and possible. EDS is also seeking to increase network capacity where cost efficient to prepare for this possibility.

         As do most other organizations, EDS relies on the continued performance of public utilities for the operation of its business. Due to the reliance of EDS' data centers around the world on a continuous source of electric power, EDS already has in place at substantially all EDS owned data centers extensive contingency plans in the event of the disruption of electric service. These contingency plans include the availability of backup generators to supply power for a period of time following the power disruption and the ability to transfer operations to an alternative center. Data centers operated at client locations are dependent on the contingency plans put in place by those clients. EDS believes that its existing contingency plans are adequate for any reasonably likely Y2K related disruption of electric or other utility services to EDS owned data centers. However, a lengthy disruption in utility services or lack of Y2K readiness by financial institutions, governmental agencies and other providers of general infrastructure could materially adversely impact EDS' ability to conduct its normal business in the areas so affected.

        Estimated Costs. Of the approximately $80 million of estimated expendi-tures for Year 2000 remediation projects, approximately $20 million has been incurred through September 30, 1998 and substantially all of the remainder is expected to be incurred by the end of the third quarter of 1999. This estimate in part reflects an estimate of the remediation costs for systems which have not yet been identified or assessed. Because EDS' hardware and software has been refreshed in recent years in accordance with its normal business practices, the substantial majority of these estimated Y2K remediation costs is attributed to labor expense. The remediation effort is generally being performed by EDS business units which also provide Y2K remediation services to EDS clients. The foregoing estimate of remediation costs does not include an estimated approximately $15 million of costs attributable to the operation of the Company's Y2K Program Office, the majority of which costs will be incurred and expensed ratably during 1998 and 1999.

         Client Obligations. EDS has completed an assessment of its obligations to make client systems Y2K compliant and to remediate certain EDS-owned systems which are directly used to support client obligations. This assessment, which is monitored on a monthly basis, includes an estimate of the cost and revenues to EDS for performing such work. Based on such assessment, EDS does not believe that its client obligations with respect to the Y2K issue will have a material adverse impact on EDS. In addition, EDS and its largest customer, GM, have agreed that GM will pay EDS $75 million by March 31, 2000 if the systems remediated by EDS under its Master Services Agreement ("MSA") with GM are capable of continued operation before, on and after January 1, 2000 without causing a significant business disruption that results in a material financial loss to GM due to the millennium change. Such payment is in addition to amounts paid, or to be paid, by GM to EDS for the ongoing maintenance and support of the MSA systems in accordance with the MSA and applicable service agreements, statements of work and other agreements entered into under the MSA.

         The estimated cost of the Y2K remediation of the foregoing client systems and client-related systems (including the GM systems referred to above) has generally been treated as a contract cost and is included in the estimate of total contract costs for the related contract under the Company's revenue recognition policy.

         Revenue Opportunities. Aside from the cost to EDS discussed above, the Y2K issue presents opportunities for revenue growth for the next several years for EDS' CIO Services unit, which provides a full range of Y2K services to new and existing clients.

         Forward Looking Statements. Readers are cautioned that forward-looking statements contained in this Y2K discussion should be read in conjunction with the risk factors identified as being applicable to this discussion under the heading "Forward Looking Statements" on page 8 of this Form 10-Q.

Euro Conversion

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the euro as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions. The existing sovereign currencies will remain legal tender in the participating countries during a transition period ending on January 1, 2002. Beginning on that date, the participating countries will issue new euro-denominated currency for use in cash transactions and the existing sovereign currencies will no longer be legal tender.

         Although during the transition period commencing on January 1, 1999 EDS' internal business systems can continue to process information based on currently existing sovereign currencies, EDS expects its European systems to be updated by January 1, 1999 to provide the capability to trade with customers and suppliers in the euro currency. In addition, by the fourth quarter of 1999, EDS expects its European systems to have the capability to provide for dual reporting in the euro currency and the applicable sovereign currency and to allow migration from the existing currencies to the euro over the remainder of the transition period. EDS does not expect to incur any material incremental cost to incorporate this functionality into its systems.

         EDS does not believe that the adoption of the euro will negatively impact the enforceability of its client contracts or result in any material cost to EDS in respect of client contracts for which it is not compensated. In addition, EDS does not believe the conversion will have a material impact on its competitiveness in Europe. The Company's revenues are generally derived from sales of services rather than products. Because the nature of these services varies from client to client and the fees for these services are based in large part on EDS' costs in the area in which the services are provided, there is no significant price transparency which would be highlighted by the adoption of the euro.

Results of Operations

         Revenues. Total revenues for the quarter ended September 30, 1998, rose $619.0 million, or 17%, over the corresponding quarter in 1997 to $4,352.7 million. Revenues from non-GM clients for the quarter ended September 30, 1998, rose $642.1 million, or 24%, to $3,323.2 million from $2,681.1 million for the same period in 1997. This increase in non-GM revenues was primarily the result of new contracts signed in 1997 and earlier in 1998, acquisitions that occurred in the second half of 1997, and the recognition of approximately $69.0 million in revenues related to the sale of a portion of the Company's leasing portfolio that was sold during the quarter ended September 30, 1998. Revenues from GM decreased $23.1 million, or 2%, to $1,029.5 million during the three months ended September 30, 1998 compared with $1,052.6 million for the corresponding period in 1997. The decline in revenues from GM resulted primarily from reduced discretionary spending by GM for information technology services during the third quarter of 1998 and certain billing rate and price reductions for existing services that have been in place during all of 1998.

         Revenues from non-GM clients for the nine months ended September 30, 1998 rose $1,621.4 million, or 21%, to $9,423.6 million from $7,802.2 million in the corresponding period of 1997 primarily due to the reasons discussed above. Revenues from GM for the nine months ended September 30, 1998 declined $148.0 million, or 5%, to $3,057.2 million from $3,205.2 million in the comparable period in 1997 due to the reasons discussed above. The decline in revenues from GM is expected to continue. See "Master Services Agreement with GM" below.

         Revenues from non-GM clients comprised 76% and 72% of total revenues for the three months ended September 30, 1998 and 1997, and 76% and 71% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company expects this trend to continue as revenues from non-GM clients are anticipated to increase while revenues from GM are anticipated to decline.

         Costs and Expenses. The gross margin [(revenues less cost of revenues)/revenues] declined to 18% for both the three and nine month periods ended September 30, 1998, compared with 21% and 20%, respectively, for each of the corresponding periods in 1997. This decrease was due primarily to a decrease in the gross margin on contracts with GM. During the three and nine months ended September 30, 1998, the Company incurred incremental costs deemed necessary for the successful long-term support of its contracts with GM, including costs associated with the Company's Future by Design initiative which is intended to streamline the Company's processes, identify and implement other productivity improvements, and position the Company for future growth. In addition, billing rates for certain services provided to GM decreased during the three and nine month periods ended September 30, 1998 while commensurate cost reductions related to these services were not realized during these periods. Although the decline in revenues related to these existing services was partially offset by new contracts with GM for additional products and services, the gross margins on these new contracts were lower than historical levels. The Company expects the gross margin related to revenues from GM to stabilize at approximately the current level for the remainder of 1998. The gross margin related to revenues from non-GM clients was relatively stable during the three month period ended September 30, 1998 when compared with the corresponding period in 1997. The gross margin related to revenues from non-GM clients was higher during the nine months ended September 30, 1998 when compared with the corresponding period in 1997.

         Selling, general and administrative (SG&A) expenses as a percentage of revenues increased to approximately 11% for both the three and nine month periods ended September 30, 1998 compared with 11% and 10%, respectively, for the corresponding periods in 1997. The increase in 1998 is due in part to the recognition of a $36.7 million charge during the third quarter of 1998 associated with the announced retirement of the Company's Chairman and Chief Executive Officer, Les Alberthal. The Company expects to continue to incur incremental SG&A costs during the remainder of 1998 and during 1999 primarily for the remediation of the Company's internal systems to make them Year 2000 compliant, the continued implementation of the SAP enterprise resource process system, increased spending on employee development, and a management retention plan implemented in the fourth quarter of 1998. This incremental spending is expected to cause SG&A as a percentage of revenues to remain at approximately 11% for the twelve months ending December 31, 1998.

         Costs and expenses for the nine months ended September 30, 1998 include asset writedowns of $27.8 million as discussed above, and a pre-tax charge of $42.5 million related to amounts allocated to acquired in-process research and development activities associated with the acquisition of Intergraph
Corporation's  Mechanical  CAD/CAM business by EDS'  Unigraphics  Solutions Inc.
(USI) subsidiary, which was completed in the first quarter of 1998. Costs and expenses for the nine months ended September 30, 1997 include asset writedowns of $165.6 million. See "Restructuring Activities and Other Related Activities" above.

         Other Income (Expense). Other income (expense) increased $27.3 million in the third quarter of 1998 to $(17.5) million, compared with $(44.8) million in the corresponding period in 1997. This increase was due primarily to the write-off in the third quarter of 1997 of $38.7 million of certain of the Company's equity investments that were deemed unrecoverable. In addition, interest expense declined $10.8 million in the third quarter of 1998 to $31.8 million compared with $42.6 million in the corresponding period of 1997 as a result of a decreased level of debt. These increases in other income (expense) were partially offset by a decrease of $16.0 million from gains related to limited partnership investment sales during the third quarter of 1998 compared with the same period in 1997.

         For the nine months ended September 30, 1998, other income (expense) increased $147.6 million to $62.8 million compared with $(84.8) million in the corresponding period in the previous year. This increase was due to the factors discussed above as well as the recognition of a gain of $49.6 million in the second quarter of 1998 resulting from the sale of stock by USI, previously a wholly-owned subsidiary of EDS, the realization of approximately $40.0 million in gains resulting from sales of certain of the Company's assets in the first quarter of 1998, and a $20.1 million decline in interest expense for the nine months ended September 30, 1998 to $106.9 million compared with $127.0 million in the corresponding period in 1997 resulting from a decreased level of debt. The Company anticipates recording future gains on sales of Company assets, the timing of which may be driven by then existing market conditions.

         Net Income. For the three month period ended September 30, 1998, the Company's net income decreased $35.1 million to $195.1 million compared with $230.2 million during the corresponding period of the prior year. For the nine months ended September 30, 1998, net income increased $154.0 million to $601.2 million from $447.2 million in the corresponding period in 1997. Basic and diluted earnings per share of common stock were $0.40 and $0.39, respectively, for the three months ended September 30, 1998 compared with $0.47 for both basic and diluted earnings per share of common stock in the comparable period of 1997. For the nine months ended September 30,

1998, both basic and diluted earnings per share of common stock were $1.22 compared with $0.91 in the corresponding period of 1997.

         Excluding the charges related to the restructuring activities, asset writedowns, acquired in-process research and development, and retirement of the CEO discussed above, net income for the three months ended September 30, 1998 and 1997 would have been $218.6 million and $246.8 million, respectively. Net income for the nine months ended September 30, 1998 and 1997 would have been $669.7 million and $633.3 million, respectively. Both basic and diluted earnings per share for the three months ended September 30, 1998 and 1997 would have been $0.44 and $0.50, respectively. Basic and diluted earnings per share for the nine months ended September 30, 1998 would have been $1.36 and $1.35, respectively. Basic and diluted earnings per share for the nine months ended September 30, 1997 would have been $1.29 and $1.28, respectively.

         Excluding these charges as well as the gain on the sale of stock of subsidiary and the revenues associated with the sale of a portion of the Company's leasing portfolio discussed above, net income for the three and nine months ended September 30, 1998 would have been $174.5 million and $575.9 million, respectively. Both basic and diluted earnings per share for the three months ended September 30, 1998 would have been $0.35. Basic and diluted earnings per share for the nine months ended September 30, 1998 would have been $1.17 and $1.16, respectively.

         Net asset efficiency [revenues/(average net operating assets, adjusted for non-recurring charges discussed above)] for the twelve-month period ended September 30, 1998 improved, increasing to 1.9 from 1.7 for the comparable period ended September 30, 1997. This increase was due primarily to a decrease in capital requirements related to new contracts and the divestiture of non-performing assets. Return on stockholders' equity was 16.3% for the twelve-month period ended September 30, 1998, compared to 15.0% for the comparable period ended September 30, 1997. This increase was due primarily to an increase in net income for the twelve months ended September 30, 1998.

         The Company's effective tax rate remained constant at 36% for the three months ended September 30, 1998, and 1997. The effective tax rate for the nine months ended September 30, 1998 decreased to 34%, compared to 36% in the corresponding period of 1997, due to the effect of the sale of stock of USI during the second quarter of 1998 for which no taxes were provided, as the Company believes that it will recover its basis in the subsidiary in a tax-free manner. The Company expects the effective tax rate to be 36% for the remaining three months of the year.

         Master Services Agreement with GM. The MSA with GM entered into at the time of EDS' split-off from GM and certain related sector agreements
(collectively, the "IT Service Agreements") provided for certain significant changes to the pricing and terms under which EDS provides information technology ("IT") services to GM. Among other things, the IT Services Agreements reduced the rates charged by EDS to GM for certain information processing activities and communications services. GM has the right to competitively bid and, subject to certain restrictions, outsource a limited portion of its IT service requirements to third-party providers. In addition, the MSA established specified structural cost reduction targets of $100 million for each of the years from 1996 through 1998 and $50 million for 1999. These targets are not performance guarantees but represent firm good faith business commitments on the part of GM and EDS. These targets were achieved in 1996 and 1997, and EDS anticipates that they will be achieved in 1998.

         The terms of the MSA and the related IT Services Agreements have had an adverse effect on the Company's revenues and operating margins attributable to GM. During the nine months ended September 30, 1998, the Company has incurred additional costs related to its efforts to effect future reductions in costs related to services provided to GM. Although the Company expects these efforts to enable it to achieve stability in the operating margins attributable to GM for the remainder of 1998, the Company expects revenues from GM to continue to decline. EDS anticipates that this decline in revenues will be offset by additional revenues from non-GM clients in 1998. The extent to which the MSA and related IT Services Agreements continue to impact the Company's future financial performance will be dependent on the Company's ability to retain a significant portion of the operating income from business subject to the competitive bidding provisions of the IT Services Agreements and to reach mutually acceptable agreements with GM with respect to new or replacement services thereunder.

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

Liquidity and Capital Resources

         At September 30, 1998, the Company held cash and cash equivalents of $762.1 million, had working capital of $1,988.1 million, and a current ratio of 1.6-to-1. This compares to cash equivalents of $677.4 million, $1,911.8 million in working capital and a current ratio of 1.6-to-1 at December 31, 1997.

         The Company's capitalization at September 30, 1998, consisted of $1,386.5 million in long-term debt, less current portion, and $5,818.6 million in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $1,603.4 million at September 30, 1998, compared with total debt of $2,075.3 million at December 31, 1997. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 22% at September 30, 1998, and 28% at December 31, 1997. The ratio of long-term debt to capital was 21% at September 30, 1998 and 26% at December 31, 1997. At both September 30, 1998, and December 31, 1997, the Company had committed lines of credit of approximately $2,500.0 million, all unused, which serves as a backup facility for commercial paper borrowings. The balance of commercial paper borrowings at September 30, 1998 was approximately $215.0 million.

         Cash flows provided by operating activities decreased $242.5 million during the nine months ended September 30, 1998 to $1,221.9 million from $1,464.4 million in the comparable period in the prior year. This decrease was primarily due to an increase in accounts receivable and prepaids and other, partially offset by an increase in deferred revenue. Cash used in investing activities during the nine months ended September 30, 1998 decreased $358.2 million to $477.6 million compared to $835.8 million in the comparable period in the prior year, primarily due to proceeds from divestitures. Cash flows used in financing activities increased $24.5 million to $665.5 million during the nine months ended September 30, 1998 as compared to $641.0 million during the same period of 1997. For the nine month periods ended September 30, 1998 and 1997, the Company paid cash dividends totaling $221.4 million and $220.1 million, respectively.

         The Company expects that its principal uses of funds for the next 12 months will be for capital expenditures and working capital. Capital expenditures are expected to consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions. Gross capital expenditures for 1998 are expected to be approximately $1,000.0 million to $1,200.0 million. Net capital expenditures for 1998, after approximately $400.0 million in proceeds from divestitures, are expected to be approximately $600.0 million to $800.0 million. However, actual capital expenditures are somewhat dependent on acquisition and joint venture activities, as well as capital requirements for new business. The Company anticipates that cash flows from operations and unused borrowing capacity under its existing lines of credit will provide sufficient funds to meet its needs for at least the next year.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit
       Number                        Description
       -------      -------------------------------------------------------

        10(m) Agreement dated as of August 6, 1998 between the Registrant and Lester M. Alberthal, Jr.

         27         Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K

     During the quarter ended September 30, 1998, EDS filed the following Current Reports on Form 8-K:

        (i) Current Report on Form 8-K dated August 7, 1998 reporting press releases under Item 5 - Other Events and Item 7 - Exhibits.

        (ii) Current Report on Form 8-K dated  August 10, 1998  reporting  under
             Item 5 - Other Events and Item 7 - Exhibits the Purchase Agree-ment dated August 10, 1998 among the Registrant, the General Motors Hourly Rate Employees Pension Plan (the "Pension Plan"), Bear, Stearns & Co., Inc. and Morgan Stanley & Co. Incorporated in connection with the offering by the Pension Plan of 11,500,000 shares of the Registrant's Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        ELECTRONIC DATA SYSTEMS CORPORATION
                                                     (Registrant)


Date:  November 13, 1998                By:    /s/ H. Paulett Eberhart
                                            ----------------------------------
                                            H. Paulett Eberhart, Senior Vice
                                            President - Finance