Form 10-K
period 1998-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1999-03-26
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $17,995,589,605.

     There were 491,766,155 shares of the registrant's common stock outstanding as of March 15,1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1998 Annual Report to Stockholders are incorporated by reference in Parts II and IV and portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999 are incorporated by reference in Part III.

                                     PART I


ITEM 1.  BUSINESS

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

         EDS is a professional services firm that applies consulting, information and technical expertise to enhance clients' business performance. As of December 31, 1998, EDS employed approximately 120,000 persons and served clients in the United States and approximately 50 other countries. Unless the context otherwise requires, references herein to EDS include its predecessor and subsidiaries.

Services

         EDS offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. EDS provides clients access to a wide range of value-added offerings within each of the four categories. These offerings continue to evolve in response to the rapid technological changes occurring within the computer industry and clients' expanding business needs and market opportunities. The following is a description of EDS' principal service offerings:

          - Systems and Technology Services. EDS' traditional outsourcing business encompasses systems development, systems integration, and systems management. Also included in this area are desktop services, Year 2000 conversions and enterprise software solutions. EDS develops, integrates and manages systems for clients to reduce operational costs, multiply efficiencies, boost customer service and retention and increase competitiveness.

          - Business Process Management. EDS may manage an entire business process within the client's enterprise, including such activities as remittance processing, procurement logistics, enterprise customer management, customer service and training, as well as information technology ("IT") operations.

          - Management Consulting. A.T. Kearney, an EDS subsidiary, provides clients with high value-added strategy, operations and information technology capabilities combined with implementation skills that improve overall business performance and competitive positioning. Services in this area focus on strategic consulting, including customer equity management, new market entry and shareholder value creation; operations consulting, encompassing strategic sourcing, supply chain management and manufacturing; and technology consulting, including systems planning, new technology applications and advanced applications.

          -    Electronic   Business.   EDS'  offerings  in  this  area  include
               interactive marketing and payment services, internet and online services and advertising, electronic commerce, EDI (electronic data interchange), smart cards, multimedia and home shopping, and the design, development, implementation and operation of internet websites, corporate intranets and extranets.

EDS conducts its sales,  marketing  and service  activities  for its systems and technology services, business process management and electronic markets businesses on a global basis principally through business units that focus both geographically and vertically along the lines of specified industries. By combining the skills of an industry-focused business unit with a geographic business unit where appropriate, EDS is able to respond to a client's requirements with people who are knowledgeable about a specific industry and the client's business. These industry-focused business units are Manufacturing, Financial Services, Government, Communications, Health, Travel and Transportation, and Energy.

         EDS leverages its extensive technical infrastructure and other numerous resources to offer information and technology services at clients' sites or through large scale information processing centers or specialized service delivery centers located in areas throughout the world. EDS continually examines and tests computer hardware and software offered by suppliers worldwide as part of its efforts to determine which are most appropriate for use in its operations and/or to offer to its clients. The company assesses the technological changes that continuously occur within the IT industry, including developments in distributed computing, client/server architecture and internet-based applications. EDS has developed computer-aided software engineering tools to assist in generating new software to keep pace with rapidly evolving strategies involving hardware technologies and information processing theories and to facilitate the rapid deployment of the company's products and services to market.

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

         CIO Services. EDS' CIO Services unit was organized in 1996 to bring together the industry organizations within EDS which were providing Year 2000 services to existing and new clients. This unit offers complete Year 2000 services, including assessment, planning and strategy, renovation, testing and implementation, as well as progress reviews and business contingency planning services.

         Centrobe. EDS' Centrobe unit, focused on enterprise customer management, consolidates all of EDS' customer contact management solutions into one business line, delivering database marketing, call center services and direct marketing consulting services for industries on a global basis. Neodata Corporation, the integrated marketing communications services company which became a wholly-owned subsidiary of EDS in August 1997, has been integrated into this business line, making EDS Centrobe the largest direct marketing company in the world.

         Electronic Business. EDS' electronic business unit offers clients strategic advice, business process design and information technology integration support to enable them to compete in the global digital economy. This business unit applies a wide range of electronic commerce technologies and processes to more effectively connect enterprises to both their customers and suppliers. Service offerings include electronic business strategy consulting, electronic business process redesign, internet commerce, transaction settlement, electronic payment processing (including credit card processing and ATM and debit card services), and electronic business technology integration support.

Unigraphics Solutions Inc.

         EDS owns approximately 86.2% of the common stock of Unigraphics Solutions Inc. ("UG Solutions"), which had been a wholly-owned subsidiary of EDS prior to its initial public offering in June 1998. UG Solutions develops and markets computer assisted design, manufacturing and engineering ("CAD," "CAM" and "CAE") software and services. Its principal product offerings include Unigraphics(R) for complex design-through-manufacture applications, Solid Edge(R) for Windows based design and drafting, IMAN(R) for product information management, and Parasolid(R), a high precision, boundary-representation solid modeler for mechanical CAD/CAM/CAE applications.

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

Revenues

         EDS receives fees for all aspects of its portfolio of services. The fees are generally paid pursuant to predetermined rates set forth in contracts. Customer contracts for systems and technology services and business process management services generally have terms of one to 10 years. Management consulting engagements and electronic business projects generally have shorter terms. See Note 13 to the Company's consolidated financial statements, included within Exhibit 13 to this Form 10-K, for financial information about industry segments.

         Other than GM, no one client accounted for more than 5% of EDS' total revenues in 1998, 1997 or 1996.

Competition

         EDS experiences competition in the IT industry and in the broader professional services industry. EDS has historically faced competition principally from other companies providing information technology systems and services. EDS' principal competitors include International Business Machines Corporation, Andersen Consulting LLP and Computer Sciences Corporation. EDS' competitors have increased in number as its capabilities and service offerings expand. In addition to the foregoing competitors, in the business process management area EDS also competes with the "big five" accounting firms, and in the electronic business area EDS also competes with General Electric Information Services and a number of other emerging technology companies. Principal competitors of A.T. Kearney, EDS' management consulting subsidiary, include Bain Consulting and The McKinsey Group. As the markets for professional services continue to grow and as the services demanded by customers expand and increase in complexity, EDS faces increasing competition from niche-oriented, geographically focused companies as they expand and become broader competitors through acquisitions, alliances or otherwise.

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

Employees

     As of December 31, 1998, EDS employed approximately 120,000 persons located in the United States and approximately 50 other countries. None of EDS' United States or Canadian employees is currently employed under an agreement with a collective bargaining unit, and EDS believes that its relations with employees are good. To maintain its technical expertise and its responsiveness to evolving client needs, EDS provides its employees with extensive continuing education and training, as well as leadership and professional development programs.

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

     EDS management is not aware of any pending patent or proprietary right disputes against EDS that would have a material adverse effect on its consolidated financial position or results of operations.

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

Services for General Motors

     Approximately 25% of EDS' total revenues in 1998 was attributable to GM and its affiliates. EDS provides substantially all of the worldwide data processing and telecommunications activities for GM and certain of its affiliates, including integrated information systems for payroll, health and benefits, office automation, communications and plant automation functions. The loss of GM as an ongoing major customer of EDS would have a material adverse effect on EDS.

     Immediately prior to the Split-Off, GM and EDS entered into a new Master Service Agreement (the "MSA") that serves as a framework for the negotiation and operation of service agreements for certain "in-scope" IT services as defined in the MSA ("MSA Services") to be provided by EDS to GM on a worldwide basis (collectively with the MSA, the "IT Services Agreements"). MSA Services accounted for approximately $3.5 billion of the approximately $4.2 billion of revenues received by EDS from GM in 1998. The balance was attributable to goods and services provided outside the scope of the MSA.

         The term of the MSA commenced on June 7, 1996, the date of the Split-Off, and will continue for a period of 10 years thereafter. The term may be extended for an additional period or periods by mutual agreement between GM and EDS. The MSA may be terminated, among other events, by GM if there occurs a "change of control" of EDS (as defined in the MSA) and certain additional conditions are met (which conditions include a determination by GM's Board of Directors that there exists substantial uncertainty about EDS' ability to perform its obligations under the IT Services Agreements or any other significant threat to the business relationship between the parties).

         GM business units and EDS have entered into a number of Service Agreements ("Service Agreements") setting forth the terms and provisions applicable to specific services or projects undertaken pursuant to the MSA. The provisions of the MSA apply to all Service Agreements, whether entered into before or after the Split-Off. At the time of the Split-Off, the terms of the largest domestic Service Agreements then in effect were extended for additional terms of between one and three years. The Service Agreements with GM's North American Operations, General Motors Acceptance Corporation (U.S. and Canada) and Motors Insurance Corporation (U.S. and Canada) were each extended through December 31, 1999. In addition, GM and EDS entered into a successor Service Agreement covering GM International Operations with a term ending on December 31, 2000. The Service Agreement with Delphi Automotive Systems (U.S.) ("Delphi") has been extended until the earlier of December 31, 1999 or the divestiture (through a "split-off" or "spin-off") by GM of 35% or more of the equity of the Delphi operations. GM has announced that it intends to complete such divestiture in 1999. Upon consummation of such divestiture, Delphi would no longer be part of GM for purposes of the MSA and, consequently, it would no longer be obligated to purchase, and EDS would no longer be obligated to provide, MSA Services except as the parties may have otherwise agreed. EDS is currently negotiating with Delphi regarding the terms of a new master agreement for IT services to be effective at the time of its divestiture, although there can be no assurance that the parties will complete such agreement prior to such time or at any time thereafter.

         The MSA provides for certain market testing procedures to test the competitiveness of the MSA Services provided by EDS. Under these procedures, EDS may bid on any and all MSA Services and its bid will be evaluated on the same criteria as bids submitted by other service providers. Since 1998, GM has been permitted to expose to competitive bidding specified percentages of the prior year's revenues to EDS for MSA Services. In each year from 1998 through 2000, GM may expose to competitive bidding and award to third parties contracts for MSA Services for which GM would otherwise have reasonably paid EDS up to an average of approximately 6% of the prior year's MSA revenues. From 2001 through 2006, GM may expose to competitive bidding and award to third parties contracts for MSA Services for which GM would otherwise have reasonably paid EDS up to an average of approximately 2.4% of the prior year's MSA revenues. In addition to such annual limitations, the following aggregate limitations apply: through 2000, in no single calendar year may the amount paid to third parties for MSA Services exceed 15% of the aggregate revenue paid to EDS for MSA Services performed during the prior year; and after 2000, in no single calendar year may the amount paid to third parties for MSA Services exceed 25% of the aggregate amount of revenue paid to EDS for MSA Services performed during the prior year.


ITEM 2. PROPERTIES

        As of December 31, 1998, EDS operated approximately 400 locations in 41 states and 234 cities in the United States and approximately 318 additional locations in 194 cities in approximately 40 countries outside the United States. At such date, approximately 6 million square feet of space was owned by EDS and approximately 17 million square feet of space was leased. EDS' worldwide headquarters, which is located on a 363 acre campus in Plano, Texas, contains approximately 3.5 million square feet of office and data center space. Other than the 1.6 million square feet EDS Centre building, which is leased for an initial term of 25 years and subject to certain fixed price purchase options exercisable by EDS during and at the end of such initial term, all buildings and real estate comprising the Plano campus are owned by EDS.

         EDS' global telecommunications network is monitored from its Service Management Centers in Plano, Texas, and Stockley Park, United Kingdom. EDS' large scale Service Management Centers ("SMCs") are located throughout the United States and in each of Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom. In addition, EDS operates Service Delivery Centers ("SDCs") at customer owned sites or EDS owned or leased facilities throughout the world. SDCs usually support a single or small number of customers with more specialized requirements than those supported at the large scale, multiple customer SMCs. Leased properties consist primarily of office, warehouse, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, with respect to leases related to a specific customer contract, have a term concurrent with that contract. Upon expiration of its leases, EDS does not anticipate any difficulty in obtaining renewals or alternative space. In addition to its owned and leased properties, EDS occupies office space at customer locations throughout the world. Such space is generally occupied pursuant to the terms of the respective customer contracts.

         EDS management believes that its facilities are suitable and adequate for its business; however, EDS periodically reviews its space requirements to consolidate and dispose of or sublet facilities which are no longer required in connection with its business and to acquire new space to meet the needs of its business.


ITEM 3.  LEGAL PROCEEDINGS

         Three suits challenging the Split-Off, Stephen A. Solomon v. General Motors Corporation, et al., TRV Holding Company v. General Motors Corporation, et al., and Melvin Ward et al. v. General Motors Corporation, et al. were consolidated. The consolidated case purports to be a class action brought on behalf of the former holders of GM's Class E common stock, all of which was converted into EDS common stock in connection with the Split-Off, as well as a double derivative action brought on behalf of EDS against certain present and former directors of GM and certain former directors of EDS (all of whom were also directors or officers of GM). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. On May 23, 1996, plaintiffs withdrew their application for expedited proceedings and preliminary injunctive relief, and on June 7, 1996 the Split-Off was consummated. Since then, plaintiffs have filed a third amended consolidated complaint. On December 11, 1997, the defendants filed a motion to dismiss the third amended consolidated complaint. The motion to dismiss was granted on March 25, 1999. EDS is not aware of whether the plaintiffs will pursue an appeal or other remedy.

         From time to time EDS is involved in various litigation matters arising in the ordinary course of its business. EDS management does not believe that disposition of any current matter will have a material adverse effect on EDS' consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None submitted.


EXECUTIVE OFFICERS OF EDS

         The following sets forth certain information with respect to the executive officers of EDS as of March 22, 1999:

         Richard H. Brown, 51, has been Chairman and Chief Executive Officer of EDS since January 1999. He was Chief Executive Officer of Cable & Wireless plc from July 1996 to December 1998 and President and Chief Executive Officer of H&R Block, Inc., and Chairman of its CompuServe subsidiary, from May 1995 to July 1996. Mr. Brown was Vice Chairman of Ameritech Corporation from January 1993 to May 1995 and President of its Illinois Bell subsidiary from 1990 to 1993. He held various executive positions with United Telecommunications, Inc. from 1981 to 1990, most recently as Executive Vice President, and was with Ohio Bell from 1969 to 1981.

         Jeffrey M. Heller, 59, has been the President and Chief Operating Officer of EDS since June 1996 and a director of EDS since 1983. He has been the Chairman of EDS' Unigraphics Solutions Inc. subsidiary since January 1999. Mr. Heller was a Senior Vice President of EDS from 1984 until June 1996. He joined EDS in 1968 and has served in numerous technical and management capacities.

         John A. Bateman, 50, has been a Senior Vice President of EDS since June 1996 and prior to that time had been a Vice President since 1992. Mr. Bateman has responsibility for EDS' European, Middle Eastern and African operations.

         Hartmut W. Burger, 55, has been an Executive Vice President of EDS since June 1996 and prior to that time had been a Vice President since October 1992. He has responsibility for EDS' technical infrastructure and internal information functions, EDS' electronic business strategic business line, and EDS' business units serving customers in the communications industry. Prior to assuming his current responsibilities, Mr. Burger was responsible for EDS' business units serving customers in the manufacturing and commercial services industries.

         John R. Castle, Jr., 56, has been an Executive Vice President of EDS since June 1996 and prior to that time had been a Senior Vice President since October 1988. He has oversight responsibility for EDS' government affairs, communications and public relations groups and its legal department. Prior to joining EDS in 1988, Mr. Castle was a partner in the Dallas law firm of Hughes & Luce.

         Paul J. Chiapparone, 59, has been an Executive Vice President of EDS since June 1996 and prior to that time had been a Senior Vice President since April 1986. He has responsibility for EDS' global business units supporting the GM account. Mr. Chiapparone joined EDS in 1966 and has served in numerous management capacities.

         J. Coley Clark, 53, has been a Senior Vice President of EDS since June 1996 and prior to that time had been a Vice President since 1989. Mr. Clark has responsibility for EDS' business units serving customers in the financial services and travel and transportation industries.

         James E. Daley, 58, has been Executive Vice President and Chief Finan-cial Officer of EDS since March 8, 1999. Before joining EDS, Mr. Daley had been with Price Waterhouse, L.L.P from 1963 to 1998, serving as its Co Chairman-Operations from 1988 to 1995, Vice Chairman International from 1995 to 1996, Global ABS Leader of Financial Services Industry Practices from 1997 to 1998, and as a member of its Policy Board from 1984 to 1995, Management Committee from 1986 to 1996, World Board from 1988 to 1996 and World Firm Management Committee from 1988 to 1995.

         H. Paulett Eberhart, 45, has been a Senior Vice President of EDS since August 1998 with responsibility for EDS' financial organization. Prior to August 1998, she had served as Controller since October 1992 and Vice President since June 1994. Ms. Eberhart joined EDS in 1978 and has served in numerous financial and leadership positions.

         Gary B. Moore, 49, has been a Senior Vice President of EDS since June 1996 and prior to that time had been a Vice President since 1992. Since June
1996, Mr. Moore has held responsibility for EDS' business units serving customers in the manufacturing industry. He had served as Chairman of EDS Japan from January 1993 to June 1996.

         G. Stuart Reeves, 59, has been an Executive Vice President of EDS since June 1996 and prior to that time had been a Senior Vice President since February 1987. He has responsibility for EDS' business units serving customers in government and in the energy and healthcare industries, EDS' Customer Solutions strategic business line, and EDS' Canadian, Mexican and Central and South American operations. Mr. Reeves joined EDS in 1967 and has held numerous technical and management positions.

         Edward V. Yang, 53, has been a Senior Vice President of EDS since June 1996 and prior to that time had been a Vice President since 1994. Mr. Yang has responsibility for EDS' Asia/Pacific and Japanese operations. He joined EDS in 1992 as president of EDS' operations in East Asia. Prior to that time, Mr. Yang was a Senior Vice President of Wang Laboratories and manager of its South American and Asia/Pacific operations.

         Executive officers serve at the discretion of the Board of Directors of EDS.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "EDS." The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Common Stock for the periods indicated.

Calendar Year                                              High        Low
-------------                                              ----        ---

1997

         First Quarter..................................  $49.63     $40.13

         Second Quarter.................................   44.75      31.75

         Third Quarter..................................   46.75      34.50

         Fourth Quarter.................................   44.19      29.56


1998

         First Quarter..................................  $50.88     $40.50

         Second Quarter.................................   46.75      33.94

         Third Quarter..................................   42.25      30.56

         Fourth Quarter.................................   51.31      30.44


         The last reported sale price of the Common Stock on the NYSE on March 15, 1999 was $47.50 per share. As of March 15, 1999, the approximate number of record holders of Common Stock was 206,302.

         EDS declared quarterly dividends on the Common Stock at the rate of $.15 per share for each quarter of 1997 and 1998.


ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data" for the years 1994 through 1998 on page 53 of EDS' Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 32 of EDS' Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of EDS included in EDS' Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.

         Consolidated Statements of Income -- for the years ended December 31,
           1998, 1997 and 1996.
         Consolidated Balance Sheets -- as of December 31, 1998 and 1997. Consolidated Statements of Stockholders' Equity and Comprehensive
           Income -- as of and for the years ended 1998, 1997 and 1996. Consolidated Statements of Cash Flows -- for the years ended
           December 31, 1998, 1997 and 1996.
         Notes to Consolidated  Financial Statements.
         Independent Auditors' Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Item 10, the names and ages of the executive officers of EDS as of March 22, 1999, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   The  following  consolidated financial statements of  Electronic  Data
Systems Corporation and subsidiaries included in the registrant's 1998 Annual Report to Stockholders are incorporated by reference in Part II, Item 8:

          Consolidated  Statements of Income -- for the years ended December 31,
            1998, 1997 and 1996.

          Consolidated Balance Sheets -- as of December 31, 1998 and 1997.

          Consolidated  Statements of  Stockholders'  Equity and  Comprehensive
            Income -- as of and for the years ended 1998, 1997 and 1996.

          Consolidated  Statements of Cash Flows -- for the years ended
            December 31, 1998, 1997 and 1996.

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

     3.   Exhibits

Exhibit No.   Description
----------    -----------
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

10(b) 1996 Incentive Plan of Electronic Data Systems Corporation - incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998.*

10(c) Electronic Data Systems Corporation 1998 Supplemental Executive Retirement Plan.*

10(d) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors - incorporated herein by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998.*

10(e) Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers - incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-4 of the Registrant (File
              No. 333-02543).*

10(f)         Revolving  Credit and Term Loan Agreement  dated as of October 4,
              1995   among   the   Registrant,   Citibank,   N.A.,   as
              Administrative Agent, and the other financial institutions identified therein as Arrangers, Managers and Lenders - incorporated herein by reference to Exhibit 10(h) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(g) Amended and Restated Revolving Credit and Term Loan Agreement entered into as of September 23, 1997 among the Registrant and the Lenders identified therein - incorporated herein by reference to Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(h)         Multi-Currency  Revolving Credit Agreement dated as of October 4,
              1995   among   the   Registrant,   Citibank,   N.A.,   as
              Administrative Agent, and the other financial institutions identified therein as Arrangers, Managers and Lenders - incorporated herein by reference to Exhibit 10(i) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(i) Amended and Restated Multi-Currency Revolving Credit Agreement entered into as of September 23, 1997 among the Registrant and the Lenders identified therein - incorporated herein by reference to Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(j) Registration Rights Agreement dated March 12, 1995 between General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan - incorporated herein by reference to
              Exhibit 10(j) to the Registration Statement on Form S-4 of the Registrant (File No. 333-02543).

10(k) Succession Agreement dated June 7, 1996 among the Registrant, General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan, with respect to the Registration Rights Agreement filed as Exhibit 10(j) above incorporated herein by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(l) Form of Change in Control Employment Agreement entered into by the Registrant with each of its executive officers - incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-3 of the Registrant
              (File No. 333-06655).*

10(m)         Agreement  dated as of  August  6, 1998  between  Lester M.
              Alberthal, Jr. and the Registrant - incorporated herein by reference to Exhibit 10(m) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.*

10(n)         Agreement dated as of  December 1, 1998 between Gary J.
              Fernandes and the Registrant.*

10(o)         Agreement between the Registrant and Robert Mintz dated
              March 31, 1998.*

10(p)         Senior Management Retention Plan of Electronic Data Systems
              Corporation.*

10(q) Employment Agreement effective January 1, 1999 between the Registrant and Richard H. Brown.*

12 Computation of Ratios of Earnings to Fixed Charges for the three years ended December 31, 1998.

13 Portions of the Registrant's 1998 Annual Report to Stockholders expressly incorporated by reference herein:
              Pages 22 through 52.

21            Subsidiaries of the Registrant as of December 31, 1998.

23            Consent of Independent Auditors.

24            Powers of Attorney for Directors signing this Report on Form 10-K.

27 Financial Data Schedule for the year ended December 31, 1998, submitted to the Securities and Exchange Commission in electronic format.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

                                          Electronic Data Systems Corporation



Dated: March 26, 1999                     By:     /s/  Richard H. Brown
                                              ---------------------------------
                                                    Richard H. Brown
                                                Chairman of the Board and
                                                  Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: March 26, 1999                     By:     /s/  Richard H. Brown
                                              ---------------------------------
                                                    Richard H. Brown
                                                Chairman of the Board and
                                                  Chief Executive Officer
                                              (Principal Executive Officer)



Dated: March 26, 1999                     By:     /s/  Jeffrey M. Heller
                                              ---------------------------------
                                                      Jeffrey M. Heller
                                              President, Chief Operating Officer
                                                         and Director



Dated: March 26, 1999                     By:     /s/  James E. Daley
                                              ---------------------------------
                                                      James E. Daley
                                               Executive Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)



Dated: March 26, 1999                     By:     /s/  H. Paulett Eberhart
                                              ---------------------------------
                                                   H. Paulett Eberhart
                                                  Senior Vice President
                                               (Principal Accounting Officer)




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                   James A. Baker, III
                                                         Director

Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                     Richard B. Cheney
                                                         Director




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                    William H. Gray, III
                                                         Director




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                      Ray J. Groves
                                                         Director




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                       Ray L. Hunt
                                                         Director




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                     C. Robert Kidder
                                                         Director




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                      Judith Rodin
                                                         Director




Dated: March 26, 1999                     By:              *
                                              ---------------------------------
                                                      Enrique J. Sosa
                                                         Director




*  By: /s/ D. Gilbert Friedlander
       ----------------------------------------
       D. Gilbert Friedlander, Attorney in Fact
       March 26, 1999

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


The Board of Directors
Electronic Data Systems Corporation:

Under date of February 1, 1999, we reported on the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 /s/ KPMG LLP

Dallas, Texas
February 1, 1999


                                         ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                                       SCHEDULE II - ALLOWANCES


                                                                   Additions       Additions
                                                    Balance at     charged to      charged to
                                                    beginning       costs and        other                            Balance at
Description                                          of year        expenses        accounts        Deductions       end of year
                                                   -----------    ------------    ------------      ----------       ------------

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowances Deducted from Assets
   Accounts and notes receivable                        105.4            75.3             --              36.0 (a)        144.7
   Inventories                                           30.7             6.4             --              27.3 (b)          9.8
                                                  -----------    ------------     ------------    -----------        ----------
       Total Allowances Deducted from Assets            136.1            81.7             --              63.3            154.5
                                                  ===========    ============     ============    ============       ==========


FOR THE YEAR ENDED DECEMBER 31, 1997
Allowances Deducted from Assets
   Accounts and notes receivable                        117.2            37.8             --              49.6 (a)         105.4
   Inventories                                           25.6            17.3             --              12.2 (c)          30.7
                                                  -----------    ------------     ------------    ------------        ----------

      Total Allowances Deducted from Assets             142.8            55.1             --              61.8             136.1
                                                  ===========    ============     ============    ============        ==========


FOR THE YEAR ENDED DECEMBER 31, 1996
Allowances Deducted from Assets
   Accounts and notes receivable                         99.5            93.4             --              75.7 (a)         117.2
   Inventories                                           19.5            15.5             --               9.4 (c)          25.6
                                                  -----------    ------------     ------------     -----------       -----------

      Total Allowances Deducted from Assets             119.0           108.9             --              85.1             142.8
                                                  ===========    ============     ============     ===========       ===========



Notes:
  (a)  Primarily accounts written off
  (b)  Primarily due to the outsourcing of the Company's computer equipment procurement operations
  (c)  Obsolete parts written off and foreign currency translation adjustments





