Form 10-Q
period 1999-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1999-05-17
CIK 1007456

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

                 For the quarterly period ended: March 31, 1999
                                                 --------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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
               (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                                              ---     ---

         As of April 30, 1999, there were 492,228,001 shares of the registrant's Common Stock, $.01 par value per share.



================================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I -- Financial Information

     Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations..........  3

         Unaudited Condensed Consolidated Balance Sheets....................  4

         Unaudited Condensed Consolidated Statements of Cash Flows..........  5

         Notes to Unaudited Condensed Consolidated Financial Statements.....  6

     Item 2. Management's Discussion and Analysis of Financial Condition and

             Results of Operations..........................................  8

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

                                         PART I


ITEM 1.  FINANCIAL STATEMENTS


                   ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in millions, except per share amounts)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ------------------------

                                                               1999             1998
                                                             --------         --------
Revenues                                                     $4,326.3         $3,942.0
                                                              -------          -------

Costs and expenses
   Cost of revenues                                           3,608.7          3,228.2
   Selling, general and administrative                          443.9            410.6
   Restructuring and other charges                              379.8             42.5
                                                              -------          -------
       Total costs and expenses                               4,432.4          3,681.3
                                                              -------          -------

Operating income (loss)                                        (106.1)           260.7

Interest expense and other, net                                  73.9             27.0
                                                              -------          -------
Income (loss) before income taxes                               (32.2)           287.7
Provision (benefit) for income taxes                            (11.6)           103.5
                                                              -------          -------
Net income (loss)                                            $  (20.6)        $  184.2
                                                              =======          =======

Earnings (loss) per share
     Basic                                                   $  (0.04)        $   0.37
                                                              =======          =======
     Diluted                                                 $  (0.04)        $   0.37
                                                              =======          =======
Cash dividends per share                                     $   0.15         $   0.15
                                                              =======          =======








     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                     ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                        UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions, except share and per share amounts)

                                                                 March 31,      December 31,
                                                                    1999            1998
                                                                ----------      -----------

         Assets
         Current assets
            Cash and cash equivalents                           $ 1,245.6        $ 1,038.8
            Marketable securities                                   225.1            272.9
            Accounts receivable, net                              3,901.2          3,835.0
            Prepaids and other                                      455.7            486.6
                                                                 --------         --------
              Total current assets                                5,827.6          5,633.3
                                                                 --------         --------
         Property and equipment, net                              2,597.3          2,708.1
                                                                 --------         --------

         Operating and other assets
            Investments and other assets                          1,493.6          1,717.6
            Software, goodwill, and other intangibles, net        1,401.6          1,467.1
                                                                 --------         --------
              Total operating and other assets                    2,895.2          3,184.7
                                                                 --------         --------
         Total Assets                                           $11,320.1        $11,526.1
                                                                 ========         ========

         Liabilities and Shareholders' Equity
         Current liabilities
            Accounts payable                                    $   322.6        $   329.8
            Accrued liabilities                                   2,719.4          2,511.1
            Deferred revenue                                        617.0            593.3
            Income taxes                                             72.2            174.9
            Current portion of long-term debt                        44.5             47.7
                                                                 --------         --------
                Total current liabilities                         3,775.7          3,656.8
                                                                 --------         --------

         Deferred income taxes                                      342.7            362.6
         Long-term debt, less current portion                     1,188.5          1,184.3
         Redeemable preferred stock of subsidiaries and
           minority interests                                       403.2            405.9
         Shareholders' equity
            Preferred stock, $.01 par value; authorized
               200,000,000 shares, none issued                       --               --
            Common stock, $.01 par value; 2,000,000,000
               shares authorized; 492,123,815 shares issued
               at March 31, 1999, and 493,131,404 shares
               issued at December 31, 1998                           4.9               4.9
            Additional paid-in capital                             898.1             958.3
            Retained earnings                                    4,955.5           5,049.7
            Accumulated other comprehensive income                (186.0)            (96.2)
            Treasury stock, at cost, 1,338,081 shares at
               March 31, 1999, and 7,160 shares at
               December 31, 1998                                   (62.5)             (0.2)
                                                                --------          --------
            Total shareholders' equity                           5,610.0           5,916.5
                                                                --------          --------
         Total Liabilities and Shareholders' Equity            $11,320.1         $11,526.1
                                                                ========          ========


           See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                        ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in millions)


                                                                            Three Months Ended
                                                                                March 31,
                                                                       1999                  1998
                                                                     --------              --------

Net cash provided by operating activities                            $  369.0            $  623.6
                                                                      -------             -------

Cash Flows from Investing Activities
  Proceeds from sale of marketable securities                            69.2                54.3
  Proceeds from investments and other assets                            270.7               125.9
  Payments for purchases of property and equipment                     (148.5)             (189.9)
  Payments for investments and other assets                             (53.5)             (110.1)
  Payments related to acquisitions, net of cash acquired                (12.1)              (89.7)
  Payments for purchases of software and other intangibles              (30.0)              (37.2)
  Payments for purchases of marketable securities                       (25.1)              (37.1)
  Other                                                                  32.4                22.1
                                                                      -------             -------
     Net cash provided by (used in) investing activities                103.1              (261.7)
                                                                      -------             -------


Cash Flows from Financing Activities
  Proceeds from long-term debt                                           19.0             1,278.8
  Payments on long-term debt                                            (23.0)           (1,424.3)
  Purchase of treasury stock                                           (144.9)              (77.0)
  Employee stock transactions and related tax benefits                   (3.0)               29.2
  Dividends paid                                                        (73.6)              (73.8)
                                                                      -------             -------
     Net cash used in financing activities                             (225.5)             (267.1)
                                                                      -------             -------
Effect of exchange rate changes on cash and cash equivalents            (39.8)               (3.2)
                                                                      -------             -------
Net increase in cash and cash equivalents                               206.8                91.6
Cash and cash equivalents at beginning of period                      1,038.8               677.4
                                                                      -------             -------
Cash and cash equivalents at end of period                           $1,245.6            $  769.0
                                                                      =======             =======



        See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's 1998 Annual Report on Form 10-K.

        Certain reclassifications have been made to the 1998 unaudited condensed consolidated financial statements to conform to the 1999 presentation.

Note 2.  Earnings per Share

        The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 1999 was
492.2 million. Had the Company reported income from continuing operations for the three months ended March 31, 1999, diluted earnings per share would have been computed using 501.9 million shares. The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 1998 were 491.5 million and 496.2 million, respectively.

         Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include restricted stock units of 16.2 million shares and 0.5 million shares and options to purchase 40.9 million shares and 5.8 million shares for the three months ended March 31, 1999 and 1998, respectively. Had the Company reported income from continuing operations for the three months ended March 31, 1999, securities outstanding that would not have been included in the computation of diluted earnings per share because their effect would have been antidilutive included restricted stock units of 0.2 million shares and options to purchase
1.3 million shares.

Note 3.  Depreciation and Amortization

        Property and equipment is stated net of accumulated depreciation of $4.19 billion and $4.23 billion at March 31, 1999 and December 31, 1998, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.44 billion and $1.32 billion at March 31, 1999 and December 31, 1998, respectively. Depreciation and amortization expense for the three months ended March 31, 1999 and 1998 was $312.0 million and $321.3 million, respectively.

Note 4.  Restructuring Activities and Other Charges

         In the first quarter of 1999, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure, and exit certain operating activities. As a result of this initiative, the Company recorded restructuring charges and related asset writedowns totaling $379.8 million in the quarter ended March 31, 1999. This initiative involves the involuntary termination of approximately 5,200 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions, the exit of certain business activities and the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with this action include $285.0 million relating to severance costs associated with involuntary terminations, $52.0 million relating to business exit and facilities consolidation costs, and asset writedowns of $42.8 million. The accrual for business exit activities and consolidation of operations includes estimated costs of $14.1 million to terminate a software license agreement, $11.9 million to terminate certain leases, $13.6 million to terminate certain customer contracts, and $12.4 million for other costs. These costs are associated with the exit of several lines of business, primarily within systems and technology services. Asset writedowns related to the restructuring activities consist of $23.7 million to write-off software, goodwill, and other intangibles, $17.4 million for computer-related equipment, and other writedowns of $1.7 million. Such asset writedowns, which predominantly related to businesses that the Company has decided to exit in the consulting, business process management, and systems and technology lines of business, were primarily determined based on the present value of anticipated future cash flows.

         As of March 31, 1999, approximately 150 employees have left the Company and termination benefits of $2.8 million have been charged to the accrual. The Company expects that cash expenditures relating to this charge will be incurred primarily in the remainder of 1999.

         As of March 31, 1999, the 1996 and 1997 restructuring activities have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $269.8 million since the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of March 31, 1999. The remaining restructuring reserve of $22.1 million is primarily comprised of severance-related payments to terminated employees, lease payments for exited facilities, and reserves for other restructuring activities.

The following table depicts restructuring reserve activity for the quarter ended March 31, 1999 (in millions):


                   Balance at December 31, 1998                   $ 33.8
                   Accrual for employee severance                  285.0
                   Accrual for business exit activities and
                        consolidation of operations                 52.0
                   Cash payments                                    (5.1)
                                                                   -----
                   Balance at March 31, 1999                      $365.7
                                                                   =====

Note 5.  Comprehensive Income (Loss)

        Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $(110.4) million and $226.1 million, respectively. The primary difference between comprehensive loss and net loss for the three months ended March 31, 1999 was related to foreign currency translation adjustments. The primary differences between comprehensive income and net income for the three months ended March 31, 1998 was related to net unrealized holding gains on certain investments.

Note 6.  Segment Information

The following is a summary of certain financial information by reportable segment (in millions):


  For the three months ended March 31,        1999                  1998
                                              ----                  ----

                                                   Gross                 Gross
                                        Revenue    Profit     Revenue    Profit
                                        -------    ------     -------    ------
  Systems and technology services      $3,135.3    $586.7    $2,814.5    $517.5
  Business process management             770.4     122.0       735.8     113.5
  Management consulting                   262.7      21.2       237.7      45.1
  All other                               157.9     (12.3)      154.0      37.7
                                        -------     -----     -------     -----
     Total                             $4,326.3    $717.6    $3,942.0    $713.8
                                        =======     =====     =======     =====

The following reconciles segment gross profit to the Company's consolidated operating income (in millions):

      For the three months ended March 31,             1999           1998
                                                       ----           ----

      Total gross profit for reportable segments     $ 717.6         $713.8
      Selling, general, and administrative            (443.9)        (410.6)
      Restructuring and other charges                 (379.8)         (42.5)
                                                       -----          -----
      Consolidated operating income (loss)           $(106.1)        $260.7
                                                       =====          =====

Note 7.  Acquisition of Systemhouse

        On April 22, 1999, the Company acquired MCI WorldCom's information technology services unit, MCI Systemhouse, for $1.65 billion in cash. The acquisition will be accounted for as a purchase in the second quarter of 1999.


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Electronic Data Systems Corporation is a professional services firm which offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information processing facilities, business operations, and related personnel. On May 3, 1999, EDS announced the formation of its E-Business Solutions unit, which combines operations and capabilities from across EDS, including elements of the recently acquired Systemhouse business referred to below (see "Recent Developments"). This discussion refers to Electronic Data Systems Corporation, its predecessor, and its consolidated subsidiaries and should be read in conjunction with the discussion incorporated by reference in our 1998 Annual Report on Form 10-K.

Forward-Looking Statements

       The statements in this discussion which are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Year 2000 exposure and opportunity, total contract values for new business, future revenues and gross margins, and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, the Company's views regarding market earnings per share expectations, short- and long-term revenue and earnings growth, the value of new contract signings, future cost savings, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues, and margins; the financial performance of current and future client contracts; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost estimates; our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to Year 2000 exposure and opportunity, our ability to capitalize on new business opportunities and the interpretation of information technology contracts with clients. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Recent Developments

         On April 22, 1999, EDS acquired MCI Systemhouse ("Systemhouse") from MCI Worldcom for $1.65 billion in cash. Systemhouse had 1998 revenues of approximately $1.7 billion. This acquisition is the first of four elements of a global framework agreement to be completed between EDS and MCI Worldcom. The framework includes two 10-year outsourcing contracts and a marketing relationship to explore opportunities in electronic business and networking solutions. Under this agreement, MCI WorldCom will outsource major portions of its information technology ("IT") operations to EDS, and EDS will become MCI WorldCom's preferred provider of IT services. In addition, EDS will outsource the bulk of its global network to MCI WorldCom, which will handle end-to-end management of voice and data communications services on a preferred basis for EDS and its clients.

New Accounting Standards

         In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are effective for financial statements for fiscal years beginning after June 15, 1999, although early adoption is allowed. We plan to adopt this statement on January 1, 2000. We have not determined the financial impact of adopting this statement.

Year 2000

          For EDS, the Year 2000 ("Y2K") issue encompasses the cost required to make our internal systems and, where we are obligated to do so, our clients' systems Y2K compliant, as well as a revenue opportunity.

         Status of Remediation. For internal and external reporting purposes, we have divided the Y2K remediation process into the following four stages: assessment and planning; renovation; testing; and implementation. For purposes of the following completion percentages, testing is not deemed to be complete until completion of all planned integration testing of that project with certain other systems with which it interacts. Although unit and systems testing and implementation for the project may already be complete, post implementation testing is also performed and may continue through the remainder of the year. As a result, the following testing completion percentages, especially of corporate mission critical systems with many interfaces, may lag implementation completion percentages. In addition, any system changes or enhancements will be Y2K tested through the remainder of the year.

         As of April 23, 1999, we had identified approximately 33 corporate mission critical projects. Through March 31, 1999, we had completed assessment of approximately 97% of such projects, renovation of approximately 94% of such projects, testing of approximately 58% of such projects (see discussion in preceding paragraph) and implementation of approximately 73% of such projects. We expect to complete the Y2K remediation for such projects by the end of the second quarter of 1999.

         As of April 23, 1999, we had identified approximately 34 unit mission critical projects. Through March 31, 1999, we had completed assessment of approximately 91% of such projects, renovation of approximately 74% of such projects, testing of approximately 65% of such projects and implementation of approximately 56% of such projects. We expect to complete the Y2K remediation for such projects by the end of the second quarter of 1999.

         We have also identified over 450 projects, on both a corporate and unit basis, which we deem to be non-mission critical. These projects include non-IT systems such as those which may be used in the operation of elevators, machinery and equipment and HVAC, lighting and building security systems, as well as IT systems the general function of which is to enhance efficiency or productivity but the failure of which would not materially impact our business. We have determined that many of the non-mission critical projects identified to date will not be remediated for Y2K compliance for one or more reasons, including the retirement of the system, redundancy with other systems, the ability to leverage common systems and because the expense of remediation may be greater than the benefits obtained from the system. Of those non-mission critical projects identified for remediation at April 23, 1999, approximately 78% and 82% of the corporate and unit projects, respectively, had completed the assessment stage, approximately 69% and 48% had completed the renovation stage, approximately 49% and 35% had completed the testing stage and approximately 37% and 28% had completed the implementation stage as of

March 31, 1999. The remediation process for all non-mission critical projects identified for remediation is scheduled to be substantially completed by the end of the third quarter of 1999, although the implementation stage for certain projects may extend into the fourth quarter.

         Although we currently expect that the remedial actions described above will be completed on a timely basis, the failure to complete certain critical projects could have a material adverse effect on our business, results of operations or financial condition.

         The foregoing analysis of the remediation status of our internal systems as of March 31, 1999 does not reflect the remediation of the internal systems of Systemhouse, which was acquired by EDS on April 22, 1999. We expect the process of integrating Systemhouse's Y2K reporting with the EDS Y2K Program Office to be complete by the end of May 1999. However, based on diligence performed by EDS in connection with the acquisition, as well as the representations and warranties made by the sellers of that business to EDS, we expect the remediation of Systemhouse's internal systems to be completed on a timely basis.

         Third Party Compliance. Our business is substantially dependent on the ability to transmit our data and the data of our clients and their customers on a worldwide basis through data, voice and video networks. These networks include EDSNET(R), our proprietary network which integrates multiple third party network owners with EDS controlled and managed components, as well as the "extended" networks (i.e., networks outside of EDSNET(R)) of third party international, national and local telecommunications providers which are used to transmit data by EDS as well as thousands of other organizations. As indicated under "Recent Developments" above, we have agreed to sell EDSNET(R) and certain related network assets to MCI WorldCom in connection with the outsourcing of our network to MCI WorldCom.

         The Y2K remediation of EDSNET(R) is a corporate mission critical project and is expected to be completed by the end of the second quarter of 1999. Although we expect such remediation to be completed on a timely basis, there is a significant likelihood that non-EDS related Y2K problems will cause interruptions of the "extended" networks utilized by EDS and other third parties. The interruptions on these third party networks may result from the Y2K related failure of some of these non-EDS networks, as well as the increased volume on the remaining networks due to the rejection of data transmitted by third parties containing Y2K related errors.

         We continue to prepare contingency plans for such potential network failures. Personnel at all relevant data centers and client locations will closely monitor the "traffic" on networks we utilize and will be prepared to shut down segments of networks and use alternative networks where necessary and possible. We are also seeking to increase network capacity where cost efficient to prepare for this possibility.

         As do most other organizations, we rely on the continued performance of public utilities for the operation of our business. Due to the reliance of our data centers around the world on a continuous source of electric power, we already have in place at substantially all EDS-owned data centers extensive contingency plans in the event of the disruption of electric service. These contingency plans include the availability of backup generators to supply power for a period of time following the power disruption and the ability to transfer operations to an alternative center. Data centers operated at client locations are dependent on the contingency plans put in place by those clients. We believe that our existing contingency plans are adequate for any reasonably likely Y2K related disruption of electric or other utility services to EDS-owned data centers. However, a lengthy disruption in utility services or lack of Y2K readiness by financial institutions, governmental agencies and other providers of general infrastructure could materially adversely impact our ability to conduct normal business in the areas so affected.

         Estimated Costs. We currently estimate that we will incur a total of approximately $95.0 million in costs related to the remediation of our internal systems, of which approximately $15.0 million is attributable to the operation of our Y2K Program Office. Of the approximately $80.0 million estimated cost for remediation projects, approximately $50.0 million has been incurred through March 31, 1999 and substantially all of the remainder should be incurred by the end of the third quarter of 1999. Included in this estimate are costs for the accelerated replacement of non-compliant equipment and software. Approximately $12.0 million of expense related to this replacement equipment and software will be recognized as depreciation, amortization, or lease expense after January 1, 2000. Because our hardware and software is generally refreshed on an ongoing basis in accordance with normal business practices, the substantial majority of the total estimated remediation costs represents labor expense. As of March 31, 1999, approximately $10.0 million had been incurred for the operation of the Y2K Program Office.

The majority of the remaining costs will be incurred and expensed ratably during 1999. The foregoing estimates do not include costs for the remediation of Systemhouse's internal systems. At the time of the acquisition of Systemhouse on April 22, 1999, such costs were estimated by the sellers at $20.0 million, of which approximately $9.0 million had been incurred prior to the acquisition, although such estimate is currently being reviewed by EDS' Y2K Program Office.

         Forward-Looking Statements. The forward-looking statements contained in this Y2K discussion should be read in conjunction with the applicable risk factors identified under the heading "Forward-Looking Statements" above.

Results of Operations

         Revenues. Total revenues for the quarter ended March 31, 1999, rose $384.3 million, or 9.7%, over the corresponding quarter in 1998 to $4.33 billion. Revenues from non-GM clients for the quarter ended March 31, 1999, rose $344.3 million, or 11.7%, to $3.29 billion from $2.95 billion for the same period in 1998. The increase in non-GM revenues was primarily the result of new contracts signed in 1998. Revenues from GM increased 4.0%, to $1.04 billion, during the three months ended March 31, 1999 compared with $995.3 million for the corresponding period in 1998. We estimate that revenues from GM for calendar year 1999 will be lower than in 1998. The following table displays the percentage of total revenue by segment:


           For the Three Months Ended March 31,         1999          1998
                                                        ----          ----
           Systems and technology services               72%           71%
           Business process management                   18            19
           Management consulting                          6             6
           All other                                      4             4
                                                        ---           ---
           Total                                        100%          100%
                                                        ===           ===


         Revenues from non-GM clients comprised 76.1% and 74.8% of total revenues for the three months ended March 31, 1999 and 1998, respectively. We expect this trend to accelerate as revenues from non-GM clients, including revenues associated with the acquisition of Systemhouse discussed above, are anticipated to increase while revenues from GM are anticipated to decline.

         Costs and Expenses. The gross margin [(revenues less cost of revenues)/revenues] declined to 16.6% for the three months ended March 31, 1999, compared with 18.1% for the corresponding period in 1998. This decrease was due primarily to a decrease in the gross margin on revenues generated by the Company's management consulting subsidiary, A. T. Kearney, the divestiture during the third quarter of 1998 of leasing operations reflected in revenues, and a decrease in the gross margin on the Company's GM business. Although revenues from contracts with GM increased during the first quarter of 1999 as compared with the first quarter of 1998, this increase was due primarily to additional hardware and software pass-throughs that generated a lower operating margin than other service offerings. During the first quarter of 1999, we began the implementation of plans designed to improve gross margins for the remainder of 1999 and into future years. See "Restructuring and Other Charges" below.

         Selling, general and administrative expenses as a percentage of revenues remained relatively constant at 10.3% for the three months ended March 31, 1999 compared to 10.4% in the corresponding period in 1998.

Restructuring and Other Charges

         In the first quarter of 1999, we began implementation of an initiative to reduce our costs, streamline our organizational structure, and exit certain operating activities. As a result of this initiative, we recorded restructuring charges and related asset writedowns totaling $379.8 million in the quarter ended March 31, 1999. This initiative involves the involuntary termination of approximately 5,200 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions, the exit of certain business activities and the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with this action include $285.0 million relating to severance costs associated with involuntary terminations, $52.0 million relating to business exit and facilities consolidation costs, and asset writedowns of $42.8 million. The accrual for business exit activities and consolidation of operations includes estimated costs of $14.1 million to terminate a software license agreement, $11.9 million to terminate certain leases, $13.6 million to terminate certain customer contracts, and $12.4 million for other costs. These costs are associated with the exit of several lines of business, primarily within systems and technology services. Asset writedowns related to the restructuring activities consist of $23.7 million to write-off software, goodwill, and other intangibles, $17.4 million for computer-related equipment, and other writedowns of $1.7 million. Such asset writedowns, which predominantly related to businesses that we have decided to exit in the consulting, business process management, and systems and technology lines of business, were primarily determined based on the present value of anticipated future cash flows. As we continue to explore opportunities for organizational improvements and cost reductions, we could decide to take actions that would result in restructuring and other charges in the future.

         As of March 31, 1999, approximately 150 employees have left EDS and termination benefits of $2.8 million have been charged to the accrual. The Company expects that cash expenditures relating to this charge will be incurred primarily in the remainder of 1999.

         As of March 31, 1999, the 1996 and 1997 restructuring activities resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $269.8 million since the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of March 31, 1999. The remaining restructuring reserve of $22.1 million is primarily comprised of severance-related payments to terminated employees, lease payments for exited facilities, and reserves for other restructuring activities.

The following table depicts restructuring reserve activity for the quarter ended March 31, 1999 (in millions):

           Balance at December 31, 1998                   $ 33.8
           Accrual for employee severance                  285.0
           Accrual for business exit activities and
             consolidation of operations                    52.0
           Cash payments                                    (5.1)
                                                           -----
           Balance at March 31, 1999                      $365.7
                                                           =====

         In the first quarter of 1998, we recorded a pre-tax charge of $42.5 million for amounts allocated to acquired in-process research and development activities associated with the acquisition of Intergraph Corporation's Mechanical CAD/CAM business by our Unigraphics Solutions Inc. subsidiary.

         Interest Expense and Other, net. Interest Expense and Other, net increased $46.9 million in the first quarter of 1999 to $73.9 million, compared with $27.0 million in the corresponding period in 1998. Interest and other income increased $31.1 million, to $95.7 million from $64.6 million in the comparable period in 1998, due primarily to a pre-tax gain of $63.5 million resulting from a sale of a portion of our limited partnership investments. We expect to continue divesting of certain non-core assets, including the sale of our remaining limited partnership investments, during 1999. Interest expense declined $15.8 million in the first quarter of 1999 to $21.8 million, compared with $37.6 million in the corresponding period of 1998, as a result of a decreased level of debt.

         Income Taxes. The effective tax rate remained constant at 36.0% for the three months ended March 31, 1999 and 1998.

         Net Income (Loss). For the three-month period ended March 31, 1999, net income decreased $204.8 million to a net loss of $(20.6) million compared to net income of $184.2 million during the corresponding period of the prior year. Both basic and diluted earnings (loss) per share for the three months ended March 31, 1999 and 1998 were $(0.04) and $0.37, respectively.

         Excluding  the  pre-tax  charges  of  $379.8  million  related  to  the restructuring and other charges, and the pre-tax gain of $63.5 million associated with the sale of a portion of our limited partnership investments, net income for the three months ended March 31, 1999 would have been $181.8 million, and basic and diluted earnings per share would have been $0.37 and $0.36, respectively. Excluding the pre-tax charge of $42.5 million for amounts allocated to acquired in-process research and development, net income for the three months ended March 31, 1998 would have been $211.3 million, and basic and diluted earnings per share would have been $0.43.

         Return on stockholders' equity was 9.7% for the twelve-month period ended March 31, 1999, compared to 13.9% for the comparable period ended March 31, 1998. This decrease was due primarily to a decrease in net income for the twelve months ended March 31, 1999 as a result of restructuring and other charges.

Liquidity and Capital Resources

         At March 31, 1999, we held cash and cash equivalents of $1.25 billion, had working capital of $2.05 billion, and a had current ratio of 1.5-to-1. This compares to cash and cash equivalents of $1.04 billion, $1.98 billion in working capital, and a current ratio of 1.5-to-1 at December 31, 1998.

         Our capitalization at March 31, 1999, consisted of $1.19 billion in long-term debt, less current portion, and $5.61 billion in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $1.42 billion at March 31, 1999, compared with total debt of $1.41 billion at December 31, 1998. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 20.2% at March 31, 1999, and 19.3% at December 31, 1998. The ratio of long-term debt to capital was 19.6% at March 31, 1999 and 18.7% at December 31, 1998. At both March 31, 1999, and December 31, 1998, we had committed lines of credit of approximately $2.5 billion, all unused, which serve as a backup facility for commercial paper borrowings. As previously discussed, we acquired Systemhouse on April 22, 1999 for $1.65 billion in cash. This purchase was financed approximately 50% with cash and 50% with commercial paper borrowings.

         Cash flows provided by operating activities decreased $254.6 million during the three months ended March 31, 1999 to $369.0 million from $623.6 million in the comparable period in the prior year. This decrease was primarily due to the decrease in earnings and changes in working capital items. Cash provided by investing activities during the three months ended March 31, 1999 increased $364.8 million to $103.1 million compared to a use of $(261.7) million in the comparable period in the prior year, primarily due to increased proceeds from investments and other assets. Cash flows used in financing activities decreased $41.6 million to $225.5 million during the three months ended March 31, 1999 compared to $267.1 million during the same period of 1998 due to a reduction in payments on long-term debt, partially offset by increased treasury stock purchases. For the three-month periods ended March 31, 1999 and 1998, EDS paid cash dividends totaling $73.6 million and $73.8 million, respectively.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to EDS' Annual Report on Form 10-K for the year ended December 31, 1998 for information regarding certain litigation in connection with the split-off of EDS from GM. On March 25, 1999, the defendants' motion to dismiss the third amended consolidated complaint was granted. On April 23, 1999, the plaintiffs filed a notice of appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       ELECTRONIC DATA SYSTEMS CORPORATION
                                                   (Registrant)



Dated:  May 14, 1999                   By:         /s/ James E. Daley
                                            ---------------------------------
                                                      James E. Daley
                                              Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)



Dated:  May 14, 1999                   By:        /s/ H. Paulett Eberhart
                                            ---------------------------------
                                                   H. Paulett Eberhart
                                                  Senior Vice President
                                              (Principal Accounting Officer)