Form 10-Q
period 1999-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1999-08-13
CIK 1007456

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

                 For the quarterly period ended: June 30, 1999
                                                 -------------
                                       OR

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

         As of July 31, 1999, there were outstanding 492,955,248 shares of the registrant's Common Stock, $.01 par value per share.



================================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I -- Financial Information (Unaudited)

     Item 1.  Financial Statements

         Unaudited Condensed Consolidated Statements of Operations.........  3

         Unaudited Condensed Consolidated Balance Sheets...................  4

         Unaudited Condensed Consolidated Statements of Cash Flows.........  5

         Notes to Unaudited Condensed Consolidated Financial Statements....  6

     Item 2. Management's Discussion and Analysis of Financial Condition

             and Results of Operations.....................................  9

Part II -- Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders......... 15

      Item 6.  Exhibits and Reports on Form 8-K............................ 16

Signatures................................................................. 17


Exhibit 27     Financial Data Schedule (for SEC information only)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                                  ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in millions, except per share amounts)

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                          June 30,
                                                                --------                          --------
                                                           1999           1998               1999          1998
                                                           ----           ----               ----          ----

Revenues                                                 $4,615.7       $4,186.1           $8,941.9     $8,128.1
                                                          -------        -------            -------      -------

Costs and expenses
         Cost of revenues                                 3,801.7        3,453.2            7,410.3      6,681.4
         Selling, general and administrative                457.6          439.5              901.5        850.1
         Restructuring and other charges                     --             27.8              379.8         70.3
                                                          -------        -------            -------      -------
                  Total costs and expenses                4,259.3        3,920.5            8,691.6      7,601.8
                                                          -------        -------            -------      -------

Operating income                                            356.4          265.6              250.3        526.3
                                                          -------        -------            -------      -------
Other income:
         Gain on sale of stock of subsidiary                  --            49.6                --          49.6
         Interest expense and other, net                     19.6            3.7               93.4         30.7
                                                          -------        -------            -------      -------
                  Total other income                         19.6           53.3               93.4         80.3
                                                          -------        -------            -------      -------

Income before income taxes                                  376.0          318.9              343.7        606.6
Provision for income taxes                                  135.4           97.0              123.7        200.5
                                                          -------        -------            -------      -------
Net income                                               $  240.6       $  221.9           $  220.0     $  406.1
                                                          =======        =======            =======      =======

Earnings per share
         Basic                                              $0.49          $0.45              $0.45        $0.83
                                                             ====           ====               ====         ====
         Diluted                                            $0.48          $0.45              $0.44        $0.82
                                                             ====           ====               ====         ====
Cash dividends per share                                    $0.15          $0.15              $0.30        $0.30
                                                             ====           ====               ====         ====


                   See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                            ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in millions except share and per share amounts)



                                                                 June 30,           December 31,
                                                                   1999                 1998
                                                               ------------         -----------
Assets
Current assets
         Cash and cash equivalents                               $   573.5           $ 1,038.8
         Marketable securities                                       196.5               272.9
         Accounts receivable, net                                  4,547.7             3,835.0
         Prepaids and other                                          569.4               486.6
                                                                  --------            --------
                  Total current assets                             5,887.1             5,633.3
                                                                  --------            --------


Property and equipment, net                                        2,696.7             2,708.1
                                                                  --------            --------

Operating and other assets
         Investments and other assets                              1,389.3             1,717.6
         Software, goodwill, and other intangibles, net            2,790.1             1,467.1
                                                                  --------            --------
                  Total operating and other assets                 4,179.4             3,184.7
                                                                  --------            --------
Total Assets                                                     $12,763.2           $11,526.1
                                                                  ========            ========

Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable                                        $   371.4           $   329.8
         Accrued liabilities                                       2,934.0             2,511.1
         Deferred revenue                                            635.0               593.3
         Income taxes                                                107.3               174.9
         Current portion of long-term debt                            54.8                47.7
                                                                  --------            --------
                  Total current liabilities                        4,102.5             3,656.8
                                                                  --------            --------

Deferred income taxes                                                269.6               362.6
Long-term debt, less current portion                               2,136.8             1,184.3
Redeemable preferred stock of subsidiaries and minority
   interests                                                         429.7               405.9
Stockholders' equity
         Preferred stock, $.01 par value; authorized
                  200,000,000 shares, none issued                      --                  --
         Common stock, $.01 par value; 2,000,000,000
                  shares authorized; 493,758,250 shares
                  issued at June 30, 1999, and 493,138,564
                  shares issued at December 31, 1998                   4.9                 4.9
         Additional paid-in capital                                  961.1               958.3
         Retained earnings                                         5,122.3             5,049.7
         Accumulated other comprehensive income                     (229.6)              (96.2)
         Treasury stock, at cost, 620,836 shares at
                  June 30, 1999, and 7,160 shares at
                  December 31, 1998                                  (34.1)               (0.2)
                                                                  --------            --------
         Total stockholders' equity                                5,824.6             5,916.5
                                                                  --------            --------
Total Liabilities and Stockholders' Equity                       $12,763.2           $11,526.1
                                                                  ========            ========


            See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.




                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in millions)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                           1999                1998
                                                                          ------              ------
Net cash provided by operating activities                               $  686.0            $  859.2
                                                                         -------             -------

Cash Flows from Investing Activities
    Proceeds from sale of marketable securities                             83.6                54.3
    Proceeds from investments and other assets                             346.2               211.1
    Payments for purchases of property and equipment                      (358.1)             (447.6)
    Payments for investments and other assets                             (144.2)             (206.6)
    Payments related to acquisitions, net of cash acquired              (1,658.7)             (102.2)
    Payments for purchases of software and other intangibles               (53.5)              (74.8)
    Payments for purchases of marketable securities                        (25.1)              (61.4)
    Other                                                                   83.2                61.2
                                                                         -------             -------
        Net cash used in investing activities                           (1,726.6)             (566.0)
                                                                         -------             -------

Cash Flows from Financing Activities
    Proceeds from long-term debt                                         5,143.5             4,168.6
    Payments on long-term debt                                          (4,228.2)           (4,573.5)
    Proceeds from sale of stock of subsidiaries                              --                 65.1
    Purchase of treasury stock                                            (174.7)              (77.0)
    Employee stock transactions and related tax benefits                    48.4                43.5
    Dividends paid                                                        (147.5)             (147.6)
                                                                         -------             -------
        Net cash provided by (used in) financing activities                641.5              (520.9)
                                                                         -------             -------
Effect of exchange rate changes on cash and cash equivalents               (66.2)               (2.7)
                                                                         -------             -------
Net decrease in cash and cash equivalents                                 (465.3)             (230.4)
Cash and cash equivalents at beginning of period                         1,038.8               677.4
                                                                         -------             -------
Cash and cash equivalents at end of period                              $  573.5            $  447.0
                                                                         =======             =======

                    See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Certain reclassifications have been made to the 1998 unaudited condensed consolidated financial statements to conform to the 1999 presentation.


Note 2.  Earnings per Share

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

                                                     1999             1998
                                                     ----             ----
          For the three months ended June 30:
               Basic earnings per share             492.4            491.9
               Diluted earnings per share           504.1            494.1

          For the six months ended June 30:
               Basic earnings per share             492.3            491.7
               Diluted earnings per share           503.0            495.3

Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 867,412 shares for the three and six months ended June 30, 1999, and 11,631,409 shares and 5,632,017 shares, respectively, for the three and six months ended June 30, 1998, and restricted stock units of 1,035,336 shares and 457,953 shares, respectively, for the three and six months ended June 30, 1998.


Note 3.  Depreciation and Amortization

Property and equipment is stated net of accumulated depreciation of $4.20 billion and $4.23 billion at June 30, 1999 and December 31, 1998, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.34 billion and $1.32 billion at June 30, 1999 and December 31, 1998, respectively. Depreciation and amortization expense for the three and six months ended June 30, 1999 was $372.2 million and $684.2 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 1998 was $358.4 million and $679.7 million, respectively.

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

As of June 30, 1999, approximately 3,850 employees have left the Company and termination benefits of $163.3 million have been charged to the accrual. In addition, approximately $1.2 million has been paid in connection with the exit activities described above. The Company expects that cash expenditures relating to this charge will be incurred primarily in the remainder of 1999.

As of June 30, 1999, restructuring activities in 1996 and 1997 have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $275.5 million since the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of June 30, 1999. The remaining restructuring reserve of $16.5 million is primarily comprised of severance-related payments to terminated employees, lease payments for exited facilities, and accruals for other restructuring activities.

The following table depicts restructuring accrual activity for the six months ended June 30, 1999 (in millions):

              Balance at December 31, 1998                       $ 33.8
              Accrual for employee severance                      285.0
              Accrual for business exit activities and
                   consolidation of operations                     52.0
              Payments                                           (172.5)
                                                                  -----
              Balance at June 30, 1999                           $198.4
                                                                  =====


Note 5.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 1999 was $197.0 million and $86.6 million, respectively. Comprehensive income for the three and six months ended June 30, 1998 was $215.4 million and $441.5 million, respectively. The primary difference between comprehensive income and net income for the three and six months ended June 30, 1999 was related to foreign currency translation adjustments. The primary differences between comprehensive income and net income for the three and six months ended June 30, 1998 were related to foreign currency translation adjustments and net unrealized holding gains on certain of the Company's investments.

Note 6.  Segment Information

The following is a summary of certain financial information by reportable segment (in millions):

         For the Three Months Ended June 30,                 1999                             1998
         -----------------------------------                 ----                             ----
                                                                     Gross                            Gross
                                                     Revenue         Profit           Revenue         Profit
                                                     -------         ------           -------         ------
         Systems and technology services            $3,460.4       $  656.3          $3,066.0       $  592.5
         Business process management                   792.7          125.8             772.2          132.0
         Management consulting                         273.7           51.5             257.4           39.8
         All other                                      88.9          (19.6)             90.5          (31.4)
                                                     -------       --------           -------        -------
             Total                                  $4,615.7       $  814.0          $4,186.1       $  732.9
                                                     =======        =======           =======        =======



         For the Six Months Ended June 30,                   1999                             1998
         -----------------------------------                 ----                             ----
                                                                     Gross                            Gross
                                                     Revenue         Profit           Revenue         Profit
                                                     -------         ------           -------         ------
         Systems and technology services            $6,595.7       $1,243.0          $5,880.5       $1,110.0
         Business process management                 1,563.1          247.8           1,508.0          245.5
         Management consulting                         536.4           72.7             495.1           84.9
         All other                                     246.7          (31.9)            244.5            6.3
                                                     -------        -------           -------        -------
             Total                                  $8,941.9       $1,531.6          $8,128.1       $1,446.7
                                                     =======        =======           =======        =======

For the three and six months ended June 30, 1999, the results of operations of Systemhouse from the date of acquisition (see Note 7 "Purchase of MCI
Systemhouse") are included in "systems and technology services" pending potential allocation to other applicable service lines. At June 30, 1999, total assets for "systems and technology services", including the total assets of Systemhouse, were $7.0 billion. At June 30, 1999, total assets for "business process management", "management consulting", and "all other" were $1.8 billion, $0.9 billion, and $3.1 billion, respectively.

The following reconciles segment gross profit to the Company's consolidated operating income (in millions):


         For the Three Months Ended June 30,            1999            1998
         -----------------------------------            ----            ----

         Total gross profit for reportable
           segments                                    $814.0          $732.9
         Selling, general, and administrative           457.6           439.5
         Restructuring and other charges                  --             27.8
                                                        -----           -----
         Consolidated operating income                 $356.4          $265.6
                                                        =====           =====



         For the Six Months Ended June 30,              1999            1998
         ---------------------------------              ----            ----

         Total gross profit for reportable
           segments                                   $1,531.6        $1,446.7
         Selling, general, and administrative            901.5           850.1
         Restructuring and other charges                 379.8            70.3
                                                       -------        --------
         Consolidated operating income                $  250.3       $   526.3
                                                       =======        ========


Note 7.  Purchase of MCI Systemhouse

On April 22, 1999, the Company acquired MCI WorldCom's information technology services unit, MCI Systemhouse ("Systemhouse"), for $1.65 billion, subject to final adjustments, in a transaction accounted for as a purchase. The excess purchase price over the fair values of net tangible assets acquired, pending final determination of certain acquired balances, was $1.4 billion and is being amortized to expense over periods ranging from 5 to 25 years.

The accompanying consolidated financial statements include the operations of Systemhouse since the date of acquisition. The following table is prepared on a pro forma basis as though Systemhouse had been acquired as of January 1, 1998, after including the estimated impact of adjustments such as amortization of goodwill and other intangible assets, interest expense, elimination of certain MCI WorldCom intercompany charges and related tax effects (in millions, except per share amounts):

         For the Six Months Ended June 30,               1999           1998
         ---------------------------------               ----           ----

         Revenues                                       $9,300         $8,800
         Net income                                        170            360
         Earnings per share - basic                       0.35           0.72
         Earnings per share - diluted                     0.34           0.72

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.


ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Electronic Data Systems Corporation is a professional services firm which offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information processing facilities, business operations, and related personnel. In the second quarter of 1999, EDS commenced the formation of E.Solutions, a unit which will combine electronic business operations and capabilities from across EDS.

     This discussion refers to Electronic Data Systems Corporation and its consolidated subsidiaries and should be read in conjunction with the discussion incorporated by reference in our 1998 Annual Report on Form 10-K.

Forward-Looking Statements

       The statements in this discussion which are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Year 2000 exposure, total contract values for new business, future revenues and gross margins, and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, the Company's views regarding market earnings per share expectations, short- and long-term revenue and earnings growth, the value of new contract signings, future cost savings and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues, and margins; the financial performance of current and future client contracts; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost estimates; our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and, with respect to Year 2000 exposure, the successful remediation of our internal systems and the interpretation of information technology contracts with clients. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

New Accounting Standards

     In June 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are now effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is allowed. We have not determined the financial impact of adopting this statement nor whether we will adopt the provisions of this statement prior to its effective date.

Year 2000

      For EDS, the Year 2000, or Y2K, issue encompasses the cost required to make our internal systems and, where we are obligated to do so, our clients' systems Y2K compliant, as well as a revenue opportunity.

     Status of Remediation. For internal and external reporting purposes, we have divided the Y2K remediation process into the following four stages: assessment and planning; renovation; testing; and implementation.

     As of June 30, 1999, we had identified 33 and 32 corporate and unit mission critical projects, respectively, and had completed the planned assessment, renovation, testing and implementation of all of such projects.

     We have also identified over 450 projects, on both a corporate and unit basis, which we deem to be non-mission critical. These projects include non-IT systems such as those which may be used in the operation of elevators, machinery and equipment and HVAC, lighting and building security systems, as well as IT systems the general function of which is to enhance efficiency or productivity but the failure of which would not materially impact our business. We have determined that many of the non-mission critical projects identified to date will not be remediated for Y2K compliance for one or more reasons, including the retirement of the system, redundancy with other systems, the ability to leverage common systems and because the expense of remediation may be greater than the benefits obtained from the system. Of the non-mission critical projects identified for remediation at June 30, 1999, approximately 71% and 52% of the corporate and unit projects, respectively, had completed the assessment, renovation, testing and implementation stages as of such date. The remediation process for all non-mission critical projects identified for remediation is scheduled to be substantially completed by the end of the third quarter of 1999.

     The foregoing analysis of the remediation status of our internal systems as of June 30, 1999 does not reflect the remediation of the internal systems of Systemhouse, which was acquired by EDS on April 22, 1999. We expect the remediation of Systemhouse's mission critical projects to be completed by October 31, 1999.

     Third Party Compliance. Our business is substantially dependent on the ability to transmit our data and the data of our clients and their customers on a worldwide basis through data, voice and video networks. These networks include EDSNET(R), our proprietary network which integrates multiple third party network owners with EDS controlled and managed components, as well as the "extended" networks

(i.e., networks outside of EDSNET(R)) of third party international, national and local telecommunications providers which are used to transmit data by EDS as well as thousands of other organizations. As previously disclosed, we have agreed to sell EDSNET(R) and certain related network assets to MCI WorldCom in connection with the outsourcing of our network to MCI WorldCom.

     Although the Y2K remediation of EDSNET(R), which is a corporate mission critical project, has been completed, there is a significant likelihood that non-EDS related Y2K problems will cause interruptions of the "extended" networks utilized by EDS and other third parties. The interruptions on these third party networks may result from the Y2K related failure of some of these non-EDS networks, as well as the increased volume on the remaining networks due to the rejection of data transmitted by third parties containing Y2K related errors. We have prepared contingency plans for such potential network failures. Personnel at all relevant data centers and client locations will closely monitor the "traffic" on networks we utilize and will be prepared to shut down segments of networks and use alternative networks where necessary and possible. In addition, we have put in place contingency plans for all other corporate and unit mission critical systems, which plans will be reviewed and revised as necessary.

     From September 1, 1999 through March 31, 2000, we will operate Millennium Management Centers (MMCs) globally to facilitate the collection and distribution of Y2K information. Acting as an information clearing house and issues management center, the corporate MMC located at our headquarters in Plano, Texas, will coordinate the prioritization and/or escalation of enterprise-wide issues, collect and disseminate statistics and trending to auxiliary MMCs and ensure timely content for consistent communications to internal and external constituencies.

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

     Estimated Costs. We currently estimate that we will incur a total of approximately $95.0 million in costs related to the remediation of our internal systems, of which approximately $15.0 million is attributable to the operation of our Y2K Program Office. Of the approximately $80.0 million estimated cost for remediation projects, approximately $57.1 million has been incurred through June 30, 1999 and substantially all of the remainder should be incurred by the end of 1999. Included in this estimate are costs for the accelerated replacement of non-compliant equipment and software. Approximately $12.0 million of expense related to this replacement equipment and software will be recognized as depreciation, amortization, or lease expense after January 1, 2000. Because our hardware and software is generally refreshed on an ongoing basis in accordance with normal business practices, the substantial majority of the total estimated remediation costs represents labor expense. As of June 30, 1999, approximately $11.3 million had been incurred for the operation of the Y2K Program Office. The majority of the remaining costs will be incurred and expensed ratably during 1999. The foregoing estimates do not include costs for the remediation of Systemhouse's internal systems, which are estimated at a total of $20 million, of which approximately $10 million had been incurred as of June 30, 1999.

     Forward-Looking Statements. The forward-looking statements contained in this Y2K discussion should be read in conjunction with the applicable risk factors identified under the heading "Forward-Looking Statements" above.

Results of Operations

     Revenues. Total revenues for the quarter ended June 30, 1999, rose $429.6 million, or 10.3%, over the corresponding quarter in 1998 to $4.62 billion. On May 28, 1999, Delphi Automotive Systems Corporation ("Delphi"), previously a wholly owned subsidiary of GM, was spun off from GM. For comparative purposes in the following discussion, revenues from contracts with Delphi in both the current and historical periods have been classified as revenues from non-GM clients. Revenues from non-GM clients for the quarter ended June 30, 1999, rose $442.7 million, or 13.5%, to $3.73 billion from $3.29 billion for the same period in 1998. The increase in non-GM revenues was primarily attributable to revenues of approximately $160.0 million for Systemhouse from the April 22, 1999 acquisition date, and new contracts signed in 1999 and 1998. Revenues from GM decreased 1.5%, to $886.1 million, during the three months ended June 30, 1999 compared with $899.2 million for the corresponding period in 1998.

     Revenues from non-GM clients for the six months ended June 30, 1999 rose $796.1 million, or 12.5%, to $7.16 billion from $6.37 billion in the corresponding period of 1998 primarily due to the reasons discussed above. Revenues from GM for the six months ended June 30, 1999 increased $17.7 million, or 1%, to $1.78 billion from $1.76 billion in the comparable period in 1998. We estimate that revenues from GM for calendar year 1999 will be lower than in 1998.

     The following table displays the percentage of total revenue by segment:

         For the Three Months Ended June 30,              1999         1998
         -----------------------------------              ----         ----

           Systems and technology services                  75%          73%
           Business process management                      17           19
           Management consulting                             6            6
           All other                                         2            2
                                                           ---          ---
           Total                                           100%         100%
                                                           ===          ===



         For the Six Months Ended June 30,                1999         1998
         ---------------------------------                ----         ----

           Systems and technology services                  74%          72%
           Business process management                      17           19
           Management consulting                             6            6
           All other                                         3            3
                                                           ---          ---
           Total                                           100%         100%
                                                           ===          ===

     Revenues from non-GM clients comprised 81% and 79% of total revenues for the three months ended June 30, 1999 and 1998, and 80% and 78% for the six months ended June 30, 1999 and 1998, respectively. We expect this trend to continue as revenues from non-GM clients are anticipated to increase while revenues from GM are anticipated to decline.

     Costs and Expenses. The gross margin [(revenues less cost of revenues)/revenues] remained relatively constant at 17.6% for the three months ended June 30, 1999, compared with 17.5% for the corresponding period in 1998. The gross margin decreased to 17.1% for the six months ended June 30, 1999, compared to 17.8% in the comparable period in 1998, due to a decrease in the gross margin during the first quarter of 1999 when compared with the first quarter in 1998. This decrease reflected a decrease in the gross margin on revenues generated by the Company's management consulting subsidiary, A. T. Kearney, the divestiture during the third quarter of 1998 of leasing operations reflected in revenues during the first half of 1998, and a decrease in the gross margin on the Company's GM business. These decreases in gross margin were offset in the second quarter by the implementation of initiatives designed to improve operating margins. See "Restructuring and Other Charges" below.

     Selling, general and administrative expenses ("SG&A") as a percentage of revenues decreased to 9.9% for the three months ended June 30, 1999 compared to 10.5% in the corresponding period in 1998. This decrease is primarily due to the implementation during the first quarter of 1999 of plans designed to improve operating margins. Although we anticipate these plans will continue to reduce SG&A expenses, some of these savings are expected to be offset by incremental spending for marketing and advertising. SG&A as a percentage of revenues decreased to 10.1% for the six months ended June 30, 1999 compared with 10.5% in the corresponding period in 1998 due to the reasons discussed above.

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

     As of June 30, 1999, approximately 3,850 employees have left EDS and termination benefits of $163.3 million have been charged to the accrual. In addition, approximately $1.2 million has been paid in connection with the exit activities described above. The Company expects that cash expenditures relating to this charge will be incurred primarily in the remainder of 1999.

     As of June 30, 1999, restructuring activities in 1996 and 1997 have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $275.5 million since the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of June 30, 1999. The remaining restructuring reserve of $16.5 million is primarily comprised of severance-related payments to terminated employees, lease payments for exited facilities, and accruals for other restructuring activities.

     The following table depicts restructuring accrual activity for the six months ended June 30, 1999 (in millions):

           Balance at December 31, 1998                             $ 33.8
           Accrual for employee severance                            285.0
           Accrual for business exit activities
             and consolidation of operations                          52.0
           Payments                                                 (172.5)
                                                                     -----
           Balance at June 30, 1999                                 $198.4
                                                                     =====

     During July 1999, we announced a voluntary early retirement program available to employees meeting certain eligibility requirements. This program will result in a charge in the third quarter of 1999, with the amount of the charge dependant upon employee participation. As we continue to explore opportunities for organizational improvements and cost reductions, we expect to take further actions that will result in additional restructuring and other charges in 1999.

     In the first quarter of 1998, we recorded a pre-tax charge of $42.5 million for amounts allocated to acquired in-process research and development activities associated with the acquisition of Intergraph Corporation's Mechanical CAD/CAM business by our Unigraphics Solutions Inc. subsidiary. In the second quarter of 1998, we recorded asset writedowns of $27.8 million primarily relating to operating assets initially identified for sale in 1997.

     Other Income. Other income decreased $33.7 million in the second quarter of 1999 to $19.6 million, compared with $53.3 million in the corresponding period in 1998. Interest expense and other, net increased $15.9 million in the second quarter of 1999, to $19.6 million, from $3.7 million in the comparable period in 1998. Interest and other income increased $17.8 million in the second quarter of 1999, to $59.0 million from $41.2 million in the comparable period in 1998, due primarily to a pre-tax gain of $26.5 million resulting from the sale of limited partnership investments. Interest expense remained relatively constant at $39.4 million in the second quarter of 1999 compared with $37.5 million in the corresponding period of 1998.

     For the six months ended June 30, 1999, other income increased $13.1 million to $93.4 million compared with $80.3 million in the comparable period in 1998. For the six months ended June 30, 1999, interest expense and other, net increased $62.7 million, to $93.4 million from $30.7 million in the corresponding period of 1998. For the six months ended June 30, 1999, interest and other income increased $48.8 million, to $154.6 million from $105.8 million in the corresponding period of 1998, due primarily to incremental gains resulting from the sale of our limited partnership portfolio. For the six months ended June 30, 1999, interest expense decreased $13.9 million, to $61.2 million from $75.1 million in the corresponding period in 1998, due to a decreased level of debt in the first quarter of 1999 compared to the first quarter of 1998.

     Also included in other income during the three and six months ended June 30, 1998 was the recognition of a non-taxable gain of $49.6 million resulting from the sale of a minority interest in Unigraphics Solutions Inc., previously a wholly owned subsidiary of EDS, in connection with an initial public offering.

     Income Taxes. The effective tax rate remained constant at 36% for the three and six months ended June 30, 1999. The effective tax rate was 30% and 33%, respectively, for the three and six months ended June 30, 1998, and was reduced from historical levels by the tax-free gain on the sale of stock by Unigraphics Solutions Inc.
discussed above.

     Net Income. For the three-month period ended June 30, 1999, net income increased $18.7 million to $240.6 million compared to net income of $221.9 million during the corresponding period of the prior year. For the six months ended June 30, 1999, net income decreased $186.1 million to $220.0 million from $406.1 million in the comparable period in 1998. For the three months ended June 30, 1999 basic and diluted earnings per share increased to $0.49 and $0.48, respectively, compared with $0.45 and $0.45, respectively, in the corresponding period of 1998. For the six months ended June 30, 1999, basic and diluted earnings per share decreased to $0.45 and $0.44, respectively, compared with $0.83 and $0.82, respectively, in the comparable period in 1998.

     During the three and six months ended June 30, 1999, we recorded non-operating pre-tax gains of $26.5 million and $90.0 million, respectively, resulting from the sale of limited partnership investments, and pre-tax restructuring charges of $379.8 million during the three months ended March 31, 1999. Excluding these gains and charges, net income for the three months ended June 30, 1999 would have been $223.7 million, and basic and diluted earnings per share would have been $0.45 and $0.44, respectively. Net income for the six months ended June 30, 1999 would have been $405.5 million, and basic and diluted earnings per share would have been $0.82 and $0.80, respectively. During 1998 we recorded a pre-tax charge of $42.5 million for amounts allocated to acquired in-process research and development during the first quarter, a pre-tax charge of $27.8 million for asset writedowns during the second quarter, and recognized a non-taxable gain of $49.6 million related to the sale of stock of Unigraphics Solutions Inc. during the second quarter. Excluding these charges and gains, net income for the three months ended June 30, 1998 would have been $190.1 million, and both basic and diluted earnings per share would have been $0.39. Net income for the six months ended June 30, 1998 would have been and $401.4 million, and both basic and diluted earnings per share would have been $0.82.

     Return on stockholders' equity was 9.6% for the twelve-month period ended June 30, 1999, compared to 17.5% for the comparable period ended June 30, 1998. This decrease was due primarily to a decrease in net income for the twelve months ended June 30, 1999 as a result of restructuring and other charges.

Liquidity and Capital Resources

     At June 30, 1999, we held cash and cash equivalents of $573.5 million, had working capital of $1.78 billion, and had a current ratio of 1.4-to-1. This compares to cash and cash equivalents of $1.04 billion, $1.98 billion in working capital, and a current ratio of 1.5-to-1 at December 31, 1998.

     Our capitalization at June 30, 1999, consisted of $2.14 billion in long-term debt, less current portion, and $5.82 billion in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $2.38 billion at June 30, 1999, compared with total debt of $1.41 billion at December 31, 1998. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 29.0% at June 30, 1999, and 19.3% at December 31, 1998. The ratio of long-term debt to capital was 28.6% at June 30, 1999 and 18.7% at December 31, 1998. At both June 30, 1999, and December 31, 1998, we had committed lines of credit of approximately $2.5 billion, all unused, which serve as a backup facility for commercial paper borrowings. The purchase of Systemhouse for $1.65 billion was financed approximately 50% with cash and 50% with commercial paper borrowings.

     Cash flows provided by operating activities decreased $173.2 million during the six months ended June 30, 1999 to $686.0 million from $859.2 million in the comparable period in the prior year. This decrease was primarily due to the decrease in earnings resulting from the restructuring and other charges. Cash used in investing activities during the six months ended June 30, 1999 increased $1.16 billion to $1.73 billion, from $566.0 million in the corresponding period in the prior year, primarily due to payments related to the acquisition of Systemhouse, partially offset by incremental proceeds from the sale of marketable securities, investments and other assets. Cash flows provided by financing activities increased $1.16 billion to $641.5 million during the three months ended June 30, 1999, compared to a use of $520.9 million during the same period of 1998, due primarily to proceeds from long term debt to partially finance the acquisition of Systemhouse. For the six-month periods ended June 30, 1999 and 1998, we paid cash dividends totaling $147.5 million and $147.6 million, respectively.


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         EDS' 1999 Annual Meeting of Shareholders was held on May 25, 1999 in Plano, Texas. A total of 417,880,564 shares (approximately 84.95% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

         (i) Election of three Class III directors for a term expiring at the 2002 Annual Meeting of Shareholders: Richard H. Brown - 413,191,219 shares cast for election and 4,689,345 shares withheld; James A. Baker, III - 411,112,734 shares cast for election and 6,767,830 shares withheld; and Judith Rodin - 413,112,024 shares cast for election and 4,768,540 shares withheld. The terms of the following directors continued after the meeting: Richard B. Cheney, William H. Gray, III, Ray J. Groves, C. Robert Kidder, Jeffrey M. Heller, Ray L. Hunt and Enrique J. Sosa.

         (ii) Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 1999: 415,910,079 shares cast for the ratification, 1,237,767 shares cast against the ratification and 732,718 shares abstained.

         (iii)  Stockholder proposal regarding declassification  of the Board of
Directors: 144,740,414 shares cast for the proposal, 233,509,620 shares cast against the proposal and 4,373,323 shares abstained. There were 35,257,207 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                     Description
         ------                     -----------

          27     Financial Data Schedule (for SEC information only)

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1999, EDS filed the following Current Reports on Form 8-K:

         (i) Current Report on Form 8-K dated April 29, 1999 reporting a press release under Item 5-Other Events and Item 7-Exhibits.

         (ii)    Current  Report on Form 8-K dated May 6, 1999  reporting  under
                 Item 5-Other Events and Item 7-Exhibits the Purchase Agreement dated May 6, 1999 among the Registrant, the General Motors Hourly Rate Employees Pension Plan (the "Pension Plan"), Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated in connection with the offering by the Pension Plan of 17,250,000 shares of the Registrant's Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       ELECTRONIC DATA SYSTEMS CORPORATION
                                                   (Registrant)



Dated:  August __, 1999                By:         /s/ James E. Daley
                                            ---------------------------------
                                                      James E. Daley
                                              Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)



Dated:  August __, 1999                By:        /s/ H. Paulett Eberhart
                                            ---------------------------------
                                                   H. Paulett Eberhart
                                                  Senior Vice President
                                              (Principal Accounting Officer)