Form 10-Q
period 1999-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 1999-11-12
CIK 1007456

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

               For the quarterly period ended: September 30, 1999
                                               ------------------
                                       OR

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

         As of October 31, 1999, there were outstanding 470,781,539 shares of the registrant's Common Stock, $.01 par value per share.



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

     Item 2. Management's Discussion and Analysis of Financial Condition

             and Results of Operations..................................... 10

Part II -- Other Information

      Item 6.  Exhibits and Reports on Form 8-K............................ 18

Signatures................................................................. 19


Exhibit 27     Financial Data Schedule (for SEC information only)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                                  ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in millions, except per share amounts)


                                                           Three Months Ended                 Nine Months Ended
                                                               September 30,                     September 30,
                                                               ------------                      ------------
                                                           1999           1998             1999              1998
                                                           ----           ----             ----             ----

Revenues                                                 $4,714.8       $4,352.7         $13,656.8       $12,480.8
                                                         --------       --------         ---------       ---------

Costs and expenses
         Cost of revenues                                 3,854.4        3,555.2          11,264.8        10,236.6
         Selling, general and administrative                451.5          475.1           1,353.0         1,325.2
         Restructuring and other charges                    236.3           --               616.1            70.3
                                                         --------       --------         ---------       ---------
                  Total costs and expenses                4,542.2        4,030.3          13,233.9        11,632.1
                                                         --------       --------         ---------       ---------

Operating income                                            172.6          322.4             422.9           848.7
                                                         --------       --------         ---------       ---------

Other income (expense):
         Gain on sale of stock of subsidiary                  --             --                --             49.6
         Interest expense and other, net                     74.6          (17.5)            168.1            13.2
                                                         --------       --------         ---------       ---------
                  Total other income (expense)               74.6          (17.5)            168.1            62.8
                                                         --------       --------         ---------       ---------

Income before income taxes                                  247.2          304.9             591.0           911.5
Provision for income taxes                                   89.0          109.8             212.8           310.3
                                                         --------       --------         ---------       ---------
Net income                                               $  158.2       $  195.1         $   378.2       $   601.2
                                                         ========       ========         ==========      ==========

Earnings per share
         Basic                                              $0.32          $0.40             $0.77           $1.22
                                                            =====          =====             =====           =====
         Diluted                                            $0.31          $0.39             $0.75           $1.22
                                                            =====          =====             =====           =====
Cash dividends per share                                    $0.15          $0.15             $0.45           $0.45
                                                            =====          =====             =====           =====

                           See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                         ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in millions except share and per share amounts)

                                                                September 30,       December 31,
                                                                    1999                1998
                                                                ------------        -----------
Assets
Current assets
         Cash and cash equivalents                               $   630.1           $ 1,038.8
         Marketable securities                                       181.5               272.9
         Accounts receivable, net                                  4,518.3             3,835.0
         Prepaids and other                                          553.8               486.6
                                                                 ---------           ---------
                  Total current assets                             5,883.7             5,633.3
                                                                 ---------           ---------

Property and equipment, net                                        2,591.9             2,708.1
                                                                 ---------           ---------

Operating and other assets
         Investments and other assets                              1,171.6             1,717.6
         Software, goodwill, and other intangibles, net            2,794.5             1,467.1
                                                                 ---------           ---------
                  Total operating and other assets                 3,966.1             3,184.7
                                                                 ---------           ---------
Total Assets                                                     $12,441.7           $11,526.1
                                                                 =========           =========

Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable                                        $   359.6           $   329.8
         Accrued liabilities                                       2,916.7             2,511.1
         Deferred revenue                                            653.2               593.3
         Income taxes                                                 19.0               174.9
         Current portion of long-term debt                           393.2                47.7
                                                                 ---------           ---------
                  Total current liabilities                        4,341.7             3,656.8
                                                                 ---------           ---------

Deferred income taxes                                                266.5               362.6
Long-term debt, less current portion                               2,286.9             1,184.3
Redeemable preferred stock of subsidiaries and minority
   interests                                                         410.1               405.9
Stockholders' equity
         Preferred stock, $.01 par value; authorized
              200,000,000 shares, none issued                          --                  --
         Common stock, $.01 par value; 2,000,000,000 shares
              authorized; 493,405,401 shares issued at
              September 30, 1999, and 493,138,564 shares
              issued at December 31, 1998                              4.9                 4.9
         Additional paid-in capital                                  948.5               958.3
         Retained earnings                                         5,206.4             5,049.7
         Accumulated other comprehensive income                     (251.2)              (96.2)
         Treasury stock, at cost, 13,610,638 shares at
              September 30, 1999, and 7,160 shares at
              December 31, 1998                                     (772.1)               (0.2)
                                                                 ---------           ---------
         Total stockholders' equity                                5,136.5             5,916.5
                                                                 ---------           ---------
Total Liabilities and Stockholders' Equity                       $12,441.7           $11,526.1
                                                                 =========           =========

        See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in millions)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  ------------
                                                                           1999                 1998
                                                                          ------               ------

Net cash provided by operating activities                                $  1,160.1          $  1,221.9
                                                                         ----------          ----------
Cash Flows from Investing Activities
         Proceeds from sale of marketable securities                          107.6                85.8
         Proceeds from investments and other assets                           542.9               249.0
         Proceeds from divestitures                                             9.0               371.5
         Payments for purchases of property and equipment                    (505.3)             (613.8)
         Payments for investments and other assets                           (182.0)             (347.9)
         Payments related to acquisitions, net of cash acquired            (1,708.7)             (108.1)
         Payments for purchases of software and other intangibles             (78.3)              (75.1)
         Payments for purchases of marketable securities                      (33.4)              (91.7)
         Other                                                                117.3                52.7
                                                                         ----------          ----------
                  Net cash used in investing activities                    (1,730.9)             (477.6)
                                                                         ----------          ----------

Cash Flows from Financing Activities
         Proceeds from long-term debt                                      16,437.7             6,863.1
         Payments on long-term debt                                       (15,049.8)           (7,332.8)
         Proceeds from sale of stock of subsidiaries                            --                 65.1
         Purchase of treasury stock                                        (1,011.8)              (93.3)
         Employee stock transactions and related tax benefits                 104.5                53.8
         Dividends paid                                                      (221.5)             (221.4)
                                                                         ----------          ----------
                  Net cash provided by (used in) financing activities         259.1              (665.5)
                                                                         ----------          ----------
Effect of exchange rate changes on cash and cash equivalents                  (97.0)                5.9
                                                                         ----------          ----------
Net increase (decrease) in cash and cash equivalents                         (408.7)               84.7
Cash and cash equivalents at beginning of period                            1,038.8               677.4
                                                                         ----------          ----------
Cash and cash equivalents at end of period                               $    630.1          $    762.1
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

Certain reclassifications have been made to the 1998 unaudited condensed consolidated financial statements to conform to the 1999 presentation.


Note 2.  Earnings per Share

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

                                                            1999         1998
                                                            ----         ----
          For the three months ended September 30:
               Basic earnings per share                     490.8        492.4
               Diluted earnings per share                   503.7        494.1

          For the nine months ended September 30:
               Basic earnings per share                     491.8        491.9
               Diluted earnings per share                   503.2        494.6

Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 0.9 million shares for the three and nine months ended September 30, 1999, options to purchase 26.3 million shares and 8.8 million shares, respectively, for the three and nine months ended September 30, 1998, and restricted stock units of 10.0 million shares and 0.4 million shares, respectively, for the three and nine months ended September 30, 1998.


Note 3.  Depreciation and Amortization

Property and equipment is stated net of accumulated depreciation of $4.44 billion and $4.23 billion at September 30, 1999 and December 31, 1998, respectively. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.58 billion and $1.32 billion at September 30, 1999 and December 31, 1998, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 1999 was $382.2 million and $1.07 billion, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 1998 was $326.1 million and $1.01 billion, respectively.


Note 4.  Restructuring Activities and Other Charges

Beginning in the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure, and exit certain operating activities. As a result of these initiatives, the Company recorded restructuring charges and related asset writedowns totaling $236.3 million and $379.8 million in the quarters ended September 30, 1999 and March 31, 1999, respectively. These initiatives will continue through the fourth quarter of 1999 and are expected to result in an additional restructuring charge of a similar nature and size as the charge recorded in the first quarter of 1999. Amounts recorded for restructuring activities during the first and third quarters of 1999 were provided to account for planned workforce reductions of approximately 8,900 employees, consisting of approximately 3,000 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 5,900 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $490.0 million, $164.2 million of which pertains to special termination benefits related to the early retirement offer, including amounts under the Company's defined benefit pension plan. In addition, these initiatives have resulted in the exit of certain business activities, the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with these actions include $73.5 million relating to business exit and facilities consolidation costs, and asset writedowns of $52.6 million. The accrual for business exit activities and consolidation of operations includes estimated costs of $14.1 million to terminate a software license agreement, $23.7 million to terminate certain leases, $14.3 million to terminate certain customer contracts, and $21.4 million for other costs. These costs are associated with the exit of several lines of business, primarily within systems and technology services. Asset writedowns related to the restructuring activities consist of $29.3 million to write-off software, goodwill, and other intangibles, and $23.3 million for writedowns of computer-related equipment and other assets. Such asset writedowns, which predominantly related to businesses that the Company has decided to exit in the consulting, business process management, and systems and technology lines of business, were primarily determined based on the present value of anticipated future cash flows.

As of September 30, 1999, approximately 4,400 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $205.3 million of termination benefits have been charged to the accrual. In addition, approximately $18.7 million has been paid in connection with the exit activities described above. The Company expects that cash expenditures relating to the first and third quarter charges will be incurred primarily in the remainder of 1999.

Restructuring activities in 1996 and 1997 have resulted in the involuntary termination of approximately 4,750 employees and the acceptance by approximately 1,750 employees of early retirement offers. These restructuring activities have resulted in cash expenditures of $275.8 million since the beginning of the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of September 30, 1999 with remaining restructuring reserves comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities, and accruals for other restructuring activities.

The following table depicts activity in the restructuring accruals for the nine months ended September 30, 1999 (in millions):

              Balance at December 31, 1998                         $ 33.8
              Accrual for employee severance, excluding
                   early retirement offer of $149.5
                   included in pension obligations and
                   acceleration of stock incentive plan
                   costs of $41.9                                   298.6
              Accrual for business exit activities and
                   consolidation of operations                       73.5
              Payments                                             (229.5)
                                                                   ------
              Balance at September 30, 1999                        $176.4
                                                                   ======

Note 5.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 1999 was $136.6 million and $223.2 million, respectively. Comprehensive income for the three and nine months ended September 30, 1998 was $216.2 million and $657.7 million, respectively. For the three months ended September 30, 1999, the primary difference between comprehensive income and net income was related to the realization of previously unrecognized gains on certain of the Company's investments, partially offset by unrealized holding gains on certain other investments. For the nine months ended September 30, 1999, the difference between comprehensive income and net income was related to foreign currency translation adjustments and the realization of previously unrecognized gains on certain of the Company's investments, partially offset by unrealized holding gains on certain other investments. For the three and nine months ended September 30, 1998, the primary difference between comprehensive income and net income was related to unrealized holding gains on certain of the Company's investments.


Note 6.  Segment Information

The following is a summary of certain financial information by reportable segment (in millions):

    For the Three Months Ended September 30,                  1999                        1998
    ----------------------------------------                  ----                        ----
                                                                     Gross                       Gross
                                                       Revenue      Profit         Revenue      Profit
                                                       -------      ------         -------      ------
    Systems and technology services                   $3,667.4      $714.5        $3,218.1      $607.0
    Business process management                          771.3       126.9           783.2       148.8
    Management consulting                                271.1        53.2           246.5        38.3
    All other                                              5.0       (34.2)          104.9         3.4
                                                      --------      ------        --------      ------
    Total                                             $4,714.8      $860.4        $4,352.7      $797.5
                                                      ========      ======        ========      ======


    For the Nine Months Ended September 30,                   1999                        1998
    --------------------------------------                    ----                        ----
                                                                     Gross                       Gross
                                                       Revenue      Profit         Revenue      Profit
                                                       -------      ------         -------      ------
    Systems and technology services                   $10,263.1    $1,957.5       $ 9,098.6    $1,717.0
    Business process management                         2,334.4       374.7         2,291.2       394.3
    Management consulting                                 807.5       125.9           741.6       123.2
    All other                                             251.8       (66.1)          349.4         9.7
                                                      ---------    --------       ---------    --------
    Total                                             $13,656.8    $2,392.0       $12,480.8    $2,244.2
                                                      =========    ========       =========    ========

For the three and nine months ended September 30, 1999, the results of operations of Systemhouse from the date of acquisition (see Note 7 "Purchase of MCI Systemhouse") are included in "systems and technology services" pending potential allocation to other applicable service lines. "All other" includes certain items that are not allocated to the individual segments for management reporting purposes. At September 30, 1999, total assets for "systems and technology services", including the total assets of Systemhouse, were $7.3 billion. At September 30, 1999, total assets for "business process management", "management consulting", and "all other" were $1.6 billion, $0.9 billion, and $2.6 billion, respectively.

The following reconciles segment gross profit to the Company's consolidated operating income (in millions):

       For the Three Months Ended September 30,          1999          1998
       ----------------------------------------          ----          ----

       Total gross profit for reportable segments     $  860.4       $  797.5
       Selling, general, and administrative              451.5          475.1
       Restructuring and other charges                   236.3            --
                                                      --------       --------
       Consolidated operating income                  $  172.6       $  322.4
                                                      ========       ========

       For the Nine Months Ended September 30,           1999          1998
       ---------------------------------------           ----          ----

       Total gross profit for reportable segments     $2,392.0       $2,244.2
       Selling, general, and administrative            1,353.0        1,325.2
       Restructuring and other charges                   616.1           70.3
                                                      --------       --------
       Consolidated operating income                  $  422.9       $  848.7
                                                      ========       ========


Note 7.  Purchase of MCI Systemhouse

On April 22, 1999, the Company acquired MCI WorldCom's information technology services unit, MCI Systemhouse ("Systemhouse"), for approximately $1.6 billion in a transaction accounted for as a purchase. The excess purchase price over the fair values of net tangible assets acquired, pending final determination of certain acquired balances, was $1.4 billion and is being amortized to expense over periods ranging from 5 to 25 years.

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


       For the Nine Months Ended September 30,           1999          1998
       ---------------------------------------           ----          ----

       Revenues                                        $14,300       $13,800
       Net income                                          340           560
       Earnings per share - basic                         0.70          1.14
       Earnings per share - diluted                       0.68          1.14

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         We are a professional services firm which offers our clients a portfolio of related services worldwide within the broad categories of information technology (IT) outsourcing, business process management, management consulting, and electronic business. Effective as of October 1, 1999, we commenced the realignment of our business organization on a global basis along those four lines of business, with IT outsourcing served by our Information Solutions unit, business process management served by our Business Process Management unit, management consulting served by our A.T. Kearney subsidiary, and electronic business served by our E.solutions unit. This discussion refers to Electronic Data Systems Corporation and its consolidated subsidiaries and should be read in conjunction with the discussion incorporated by reference in our 1998 Annual Report on Form 10-K.

Forward-Looking Statements

       This discussion contains statements that do not directly or exclusively relate to historical facts. These types of statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan" and "forecast." These statements include statements regarding our Year 2000 exposure, total values for new contracts, future revenues and gross margins, the content and amount of a fourth quarter restructuring charge, future cost savings, and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, the Company's views regarding market earnings per share expectations, short- and long-term revenue and earnings growth, the value of new contract signings, future cost savings and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in our lines of business and the effect of competition on pricing, revenues, and margins; the financial performance of current and future client contracts; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost estimates; our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; the successful implementation of the recent realignment of our business organization; and, with respect to Year 2000 exposure, the successful remediation of our internal systems and the interpretation of information technology contracts with clients. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Recent Developments

         On February 11, 1999, EDS announced the principal terms of a framework agreement with MCI WorldCom. In connection with this framework agreement, EDS acquired MCI WorldCom's information technology services unit, MCI Systemhouse ("Systemhouse"), on April 22, 1999 for approximately $1.6 billion in cash. On October 22, 1999, EDS finalized the terms of the IT and network outsourcing agreements contemplated in the framework agreement. Under these agreements, MCI WorldCom will outsource major portions of its IT operations to EDS, and EDS will become MCI WorldCom's preferred provider of IT services. In addition, EDS will outsource the bulk of its global network to MCI WorldCom, which will handle end-to-end management of voice and data communications services on a preferred basis for EDS and its clients.

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

         With respect to our internal systems, we have identified projects which we deem to be mission critical on both a corporate and business unit level. We deem a project to be mission critical if the failure to timely complete the Y2K remediation for that project would cause substantial disruption in, or cessation of, our business. We completed the planned assessment, renovation, testing and implementation of all identified corporate and unit mission critical projects prior to June 30, 1999.

         We have also identified over 450 projects, on both a corporate and unit basis, which we deem to be non-mission critical. These projects include non-IT systems such as those which may be used in the operation of elevators, machinery and equipment and HVAC, lighting and building security systems, as well as IT systems the general function of which is to enhance efficiency or productivity but the failure of which would not materially impact our business. We have determined that many of the non-mission critical projects identified to date will not be remediated for Y2K compliance for one or more reasons, including the retirement of the system, redundancy with other systems, the ability to leverage common systems and because the expense of remediation may be greater than the benefits obtained from the system. Of the non-mission critical projects identified for remediation, all but two had completed the assessment, renovation, testing and implementation stages as of October 31, 1999, with the remediation of the remaining two expected to be complete by the end of November 1999.

         The foregoing analysis of the remediation status of our internal systems does not reflect the remediation of the internal systems of Systemhouse, which was acquired by EDS on April 22, 1999. We expect the remediation of Systemhouse's mission critical projects to be completed by the end of November 1999.

         Third Party Compliance. Our business is substantially dependent on the ability to transmit our data and the data of our clients and their customers on a worldwide basis through data, voice and video networks. These networks include EDSNET(R), our proprietary network which integrates multiple third party network owners with EDS controlled and managed components, as well as the "extended" networks (i.e., networks outside of EDSNET(R)) of third party international, national and local telecommunications providers which are used to transmit data by EDS as well as thousands of other organizations. We have agreed to sell substantially all of the assets comprising EDSNET(R) to MCI WorldCom effective as of December 31, 1999.

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

         We have commenced the operation of Millennium Management Centers (MMCs) to facilitate the collection and distribution of Y2K information on a global basis. These include eight regional MMCs located throughout the world and one corporate MMC located at our headquarters in Plano, Texas. Acting as an information clearing house and issues management center, the MMCs will coordinate the prioritization and/or escalation of enterprise-wide issues, collect and disseminate statistics and trending to auxiliary MMCs and ensure timely content for consistent communications to internal and external constituencies. The MMCs are expected to remain in operation through March 31, 2000.

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

         Estimated Costs. We currently estimate that we will incur a total of approximately $80 million in costs related to the remediation of our internal systems, of which approximately $15 million is attributable to the operation of our Y2K Program Office. Of the approximately $65 million estimated cost for remediation projects, through September 30, 1999 we had incurred or committed to incur approximately $61 million, including approximately $12 million for the accelerated replacement of non-compliant equipment and software which will be recognized as depreciation, amortization, or lease expense after January 1, 2000. Because our hardware and software is generally refreshed on an ongoing basis in accordance with normal business practices, the substantial majority of the total estimated remediation costs represents labor expense. As of September 30, 1999, approximately $13 million had been incurred for the operation of the Y2K Program Office. The foregoing estimates do not include the estimated $17 million remediation costs for Systemhouse's internal systems, of which approximately $13 million had been incurred as of September 30, 1999.

         Forward-Looking Statements. The forward-looking statements contained in this Y2K discussion should be read in conjunction with the applicable risk factors identified under the heading "Forward-Looking Statements" above.

Results of Operations

         Revenues. Total revenues for the quarter ended September 30, 1999, rose $362.1 million, or 8%, over the corresponding quarter in 1998 to $4.71 billion. On May 28, 1999, Delphi Automotive Systems Corporation ("Delphi"), previously a wholly owned subsidiary of GM, was spun off from GM. For comparative purposes in the following discussion, revenues from contracts with Delphi in both the current and historical periods have been classified as revenues from non-GM clients. Revenues from non-GM clients for the quarter ended September 30, 1999, rose $392.5 million, or 11.4%, to $3.85 billion from $3.45 billion for the same period in 1998. The increase in non-GM revenues was primarily attributable to revenues of $313.0 million from Systemhouse, and new contracts signed in 1999 and 1998. Revenues from non-GM clients for the three months ended September 30, 1998 include a gain of $69.0 million resulting from the sale of a portion of our leasing portfolio. Revenues from GM decreased 3.4%, to $869.7 million, during the three months ended September 30, 1999 compared with $900.1 million for the corresponding period in 1998.

         Revenues from non-GM clients for the nine months ended September 30, 1999 rose $1.19 billion, or 12.1%, to $11.01 billion from $9.82 billion in the corresponding period of 1998 due primarily to revenues of $475.5 million from Systemhouse, and new contracts signed in 1999 and 1998. Revenues from GM for the nine months ended September 30, 1999 remained relatively constant at $2.65 billion, as compared with $2.66 billion in the comparable period in 1998. We estimate that revenues from GM for the fourth quarter of 1999 will be lower than in the corresponding period of 1998.

         The following table displays the percentage of total revenue by line of business. "All other" includes certain items that are not allocated to the individual lines of business for management reporting purposes.

       For the Three Months Ended September 30,          1999          1998
       ----------------------------------------          ----          ----

       Systems and technology services                    78%           74%
       Business process management                        16            18
       Management consulting                               6             6
       All other                                          --             2
                                                         ---           ---
       Total                                             100%          100%
                                                         ===           ===


       For the Nine Months Ended September 30,           1999          1998
       ---------------------------------------           ----          ----

       Systems and technology services                    75%           73%
       Business process management                        17            18
       Management consulting                               6             6
       All other                                           2             3
                                                         ---           ---
       Total                                             100%          100%
                                                         ===           ===

         Revenues from non-GM clients comprised 82% and 79% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 81% and 79% for the nine months ended September 30, 1999 and 1998, respectively. We expect this trend to continue as revenues from non-GM clients are anticipated to increase while revenues from GM are anticipated to decline.

         Costs and Expenses. The gross margin [(revenues less cost of revenues)/revenues] remained relatively constant at 18.2% for the three months ended September 30, 1999, compared with 18.3% for the corresponding period in 1998. The gross margin decreased to 17.5% for the nine months ended September 30, 1999, compared to 18.0% in the comparable period in 1998, due to a decrease in the gross margin during the first quarter of 1999 when compared with the first quarter in 1998. This decrease reflected a decrease in the gross margin on revenues generated by the Company's management consulting subsidiary, A. T. Kearney, the divestiture during the third quarter of 1998 of leasing operations reflected in revenues during the first half of 1998, and a decrease in the gross margin on the Company's GM business. This decrease in gross margin in the first quarter of 1999 was partially offset in the second and third quarters of 1999 by the implementation of initiatives designed to improve operating margins. See "Restructuring and Other Charges" below.

         Selling, general and administrative expenses ("SG&A") as a percentage of revenues decreased to 9.6% for the three months ended September 30, 1999 compared to 10.9% in the corresponding period in 1998. This decrease is primarily due to a $36.7 million charge during the three months ended September 30, 1998 related to executive retirement, and the implementation beginning in the first quarter of 1999 of plans designed to improve operating margins. Although we anticipate these plans will continue to reduce SG&A expenses, some of these savings are expected to be offset by incremental spending for marketing and advertising. SG&A as a percentage of revenues decreased to 9.9% for the nine months ended September 30, 1999 compared with 10.6% in the corresponding period in 1998 due primarily to the reasons discussed above.

Restructuring and Other Charges

         Beginning in the first quarter of 1999, we began implementation of initiatives designed to reduce our costs, streamline our organizational structure, and exit certain operating activities. As a result of these initiatives, we recorded restructuring charges and related asset writedowns totaling $236.3 million and $379.8 million in the quarters ended September 30, 1999 and March 31, 1999, respectively. These initiatives are expected to continue through the fourth quarter of 1999. Amounts recorded for restructuring activities during the first and third quarters of 1999 were provided to account for planned workforce reductions of approximately 8,900 employees, consisting of approximately 3,000 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 5,900 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $490.0 million, $164.2 million of which pertains to special termination benefits related to the early retirement offer, including amounts under the Company's defined benefit pension plan. In addition, these initiatives have resulted in the exit of certain business activities, the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with these actions include $73.5 million relating to business exit and facilities consolidation costs, and asset writedowns of $52.6 million. The accrual for business exit activities and consolidation of operations includes estimated costs of $14.1 million to terminate a software license agreement, $23.7 million to terminate certain leases, $14.3 million to terminate certain customer contracts, and $21.4 million for other costs. These costs are associated with the exit of several lines of business, primarily within systems and technology services. Asset writedowns related to the restructuring activities consist of $29.3 million to write-off software, goodwill, and other intangibles, and $23.3 million for writedowns of computer-related equipment and other assets. Such asset writedowns, which predominantly related to businesses that we have decided to exit in the consulting, business process management, and systems and technology lines of business, were primarily determined based on the present value of anticipated future cash flows.

         As of September 30, 1999, approximately 4,400 employees have left the Company through involuntary terminations as a result of the 1999 initiatives, and termination benefits of $205.3 million have been charged to the accrual. In addition, approximately $18.7 million has been paid in connection with the exit activities described above. We expect that cash expenditures relating to the first and third quarter charges will be incurred primarily in the remainder of 1999.

         As a result of the current and anticipated 1999 initiatives, we have established a goal to achieve at least $1 billion in annualized compensation and other operating expense reductions. Although these cost reductions will be partially offset by increased spending in strategic areas determined to be important to our future growth, including advertising and employee development, they are expected to enable us to achieve our goal of an annualized 10% operating margin by the end of the year 2000.

         Restructuring activities in 1996 and 1997 have resulted in the involuntary termination of approximately 4,750 employees and the acceptance by approximately 1,750 employees of early retirement offers. These restructuring activities have resulted in cash expenditures of $275.8 million since the beginning of the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of September 30, 1999 with remaining restructuring reserves comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities, and accruals for other restructuring activities.

         The following table depicts activity in the restructuring accruals for the nine months ended September 30, 1999 (in millions):

              Balance at December 31, 1998                         $ 33.8
              Accrual for employee severance, excluding
                   early retirement offer of $149.5
                   included in pension obligations and
                   acceleration of stock incentive plan
                   costs of $41.9                                   298.6
              Accrual for business exit activities and
                   consolidation of operations                       73.5
              Payments                                             (229.5)
                                                                   ------
              Balance at September 30, 1999                        $176.4
                                                                   ======

         As we continue to explore opportunities for organizational improvements and cost reductions in connection with our realignment, we expect to take further actions that will result in an additional restructuring charge in the fourth quarter of 1999. We estimate that this charge will be of a similar nature and size as the charge taken in the first quarter of 1999.

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

         Other Income (Expense). Other income (expense) increased $92.1 million for the three months ended September 30, 1999, to $74.6 million, compared with $(17.5) million in the corresponding period in 1998, due to an increase in interest expense and other, net. Interest and other income for the three months ended September 30, 1999 increased $96.3 million, to $109.9 million, compared with $13.6 million in the comparable period in 1998, due primarily to a net gain of $81.5 million resulting from the disposition of certain investments. Interest expense for the three months ended September 30, 1999 increased $4.2 million, to $35.3 million, compared with $31.1 million in the corresponding period in 1998, due to an increased level of debt.

         For the nine months ended September 30, 1999, other income (expense) increased $105.3 million to $168.1 million compared with $62.8 million in the comparable period in 1998. For the nine months ended September 30, 1999, interest expense and other, net increased $154.9 million, to $168.1 million from $13.2 million in the corresponding period of 1998. For the nine months ended September 30, 1999, interest and other income increased $145.2 million, to $264.6 million from $119.4 million in the corresponding period of 1998, due primarily to incremental gains resulting from the sale of our limited partnership portfolio and the disposition of certain investments. For the nine months ended September 30, 1999, interest expense decreased $9.7 million, to $96.5 million from $106.2 million in the corresponding period in 1998, due primarily to a decreased level of debt in the first quarter of 1999 compared to the first quarter of 1998.

         Also included in other income during the nine months ended September 30, 1998 was the recognition of a non-taxable gain of $49.6 million resulting from the sale of a minority interest in Unigraphics Solutions Inc., previously a wholly owned subsidiary of EDS, in connection with an initial public offering.

         Income Taxes. The effective tax rate remained constant at 36% for the three months ended September 30, 1999 and 1998, and was also 36% for the nine months ended September 30, 1999. The effective tax rate was 34% for the nine months ended September 30, 1998, and was reduced from historical levels by the tax-free gain on the sale of stock by Unigraphics Solutions Inc. discussed above.

         Net Income. For the three-month period ended September 30, 1999, net income decreased $36.9 million to $158.2 million compared to net income of $195.1 million during the corresponding period of the prior year. For the nine months ended September 30, 1999, net income decreased $223.0 million to $378.2 million from $601.2 million in the comparable period in 1998. For the three months ended September 30, 1999 basic and diluted earnings per share decreased to $0.32 and $0.31, respectively, compared with $0.40 and $0.39, respectively, in the corresponding period of 1998. For the nine months ended September 30, 1999, basic and diluted earnings per share decreased to $0.77 and $0.75, respectively, compared with basic and diluted earnings per share of $1.22 in the comparable period in 1998.

         As discussed above, during the three and nine months ended September 30, 1999, we recorded net non-operating pre-tax gains of $81.5 million and $171.5 million, respectively, resulting from the disposition of certain investments, and pre-tax restructuring charges of $236.3 million and $616.1 million, respectively. Excluding these gains and charges, net income for the three months ended September 30, 1999 would have been $257.3 million, and basic and diluted earnings per share would have been $0.52 and $0.51, respectively. Net income for the nine months ended September 30, 1999 would have been $662.8 million, and basic and diluted earnings per share would have been $1.35 and $1.32, respectively. During 1998, we recorded incremental revenues of $69.0 million resulting from the sale of a portion of our leasing portfolio in the third quarter, a non-taxable gain of $49.6 million related to the sale of stock of Unigraphics Solutions Inc. during the second quarter, and the following pre-tax charges: $36.7 million related to executive retirement in the third quarter, $27.8 million for asset writedowns in the second quarter, and $42.5 million for amounts allocated to acquired in-process research and development during the first quarter. Excluding these items, net income for the three months ended September 30, 1998 would have been $174.5 million, and both basic and diluted earnings per share would have been $0.35. Net income for the nine months ended September 30, 1998 would have been $575.9 million, and diluted earnings per share would have been $1.17 and $1.16.

         Return on stockholders' equity was 9.5% for the twelve-month period ended September 30, 1999, compared to 16.3% for the comparable period ended September 30, 1998. This decrease was due primarily to a decrease in net income for the twelve months ended September 30, 1999 as a result of restructuring and other charges.

Liquidity and Capital Resources

         At September 30, 1999, we held cash and cash equivalents of $630.1 million, had working capital of $1.54 billion, and had a current ratio of 1.4-to-1. This compares to cash and cash equivalents of $1.04 billion, $1.98 billion in working capital, and a current ratio of 1.5-to-1 at December 31, 1998.

         Our capitalization at September 30, 1999, consisted of $2.29 billion in long-term debt, excluding the current portion, and $5.14 billion in stockholders' equity. Total debt (which includes redeemable preferred stock of subsidiaries) was $2.87 billion at September 30, 1999, compared with total debt of $1.41 billion at December 31, 1998. The total debt-to-capital ratio (which includes current portion of long-term debt and redeemable preferred stock of subsidiaries as components of debt and capital) was 35.9% at September 30, 1999, and 19.3% at December 31, 1998. The ratio of long-term debt to capital was 32.5% at September 30, 1999 and 18.7% at December 31, 1998. At September 30, 1999, and December 31, 1998, we had unused committed lines of credit of approximately $1.25 billion and $2.5 billion, respectively, which serve as a backup facility for commercial paper borrowings. The purchase of Systemhouse for approximately $1.6 billion was financed approximately 50% with cash and 50% with commercial paper borrowings. On September 7, 1999, we announced that our Board of Directors had authorized the repurchase of up to 27 million shares of our common stock, of which 14 million shares had been repurchased as of September 30, 1999 at a cost of $776 million. This repurchase is intended to serve as a hedge against our long-term exposure with respect to outstanding options and restricted stock units. To fund this repurchase, we completed the sale, on October 12, 1999, of $500 million in principal amount of our 6.850% Notes due 2004, $700 million in principal amount of our 7.125% Notes due 2009, and $300 million in principal amount of our 7.450% Notes due 2029. The repurchases were originally funded with commercial paper borrowings which have been subsequently repaid with proceeds from the notes.

         Cash flows provided by operating activities decreased $61.8 million during the nine months ended September 30, 1999 to $1.16 billion from $1.22 million in the comparable period in the prior year. This decrease was primarily due to the decrease in earnings resulting from the restructuring and other charges, partially offset by increases from working capital items. Cash used in investing activities during the nine months ended September 30, 1999 increased $1.25 billion to $1.73 billion, from $477.6 million in the corresponding period in the prior year, primarily due to payments related to the acquisition of Systemhouse and a decrease in proceeds from divestitures. This increase was partially offset by incremental proceeds from the sale of marketable securities, investments and other assets, and a decrease in payments for purchases of property and equipment, investments and other assets. Cash flows provided by financing activities increased $924.6 million to $259.1 million during the nine months ended September 30, 1999, compared to a use of $665.5 million during the same period of 1998, due primarily to proceeds from long term debt, partially offset by repurchases of common stock. For the nine-month periods ended September 30, 1999 and 1998, we paid cash dividends totaling $221.5 million and $221.4 million, respectively.

                                     PART II




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         Exhibit
         Number                     Description
         ------                     -----------

          27     Financial Data Schedule (for SEC information only)

(b)      Reports on Form 8-K

         During the quarter ended September 30, 1999, EDS filed the following Current Report on Form 8-K:

         (i) Current Report on Form 8-K dated September 7, 1999 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       ELECTRONIC DATA SYSTEMS CORPORATION
                                                   (Registrant)



Dated:  November 12, 1999               By:         /s/ James E. Daley
                                            ---------------------------------
                                                      James E. Daley
                                              Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)




Dated:  November 12, 1999               By:         /s/ John Adams
                                            ---------------------------------
                                                      John Adams
                                              Vice President and Controller
                                              (Principal Accounting Officer)