Form 10-K
period 1999-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2000-03-15
CIK 1007456

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No. 01-11779


                                 [LOGO OF EDS]


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $30,098,288,901.

There were 467,160,438 shares of the registrant's common stock outstanding as of February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000, are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

         Electronic Data Systems Corporation ("EDS") was incorporated in Delaware in 1994 and, at the time of its split-off from General Motors Corporation ("GM") in 1996, became the successor to the business and operations of the Texas corporation that had been incorporated under the same name in 1962. In 1984, GM acquired all of the capital stock of the Texas corporation, which prior to that time had been an independent, publicly held corporation. As a result of the split-off, EDS once again became an independent publicly held corporation with its Common Stock listed for trading on the New York and London Stock Exchanges. Unless the context otherwise requires, references in this Form 10-K to EDS include its predecessor and subsidiaries.

         EDS has been a leader in the global information technology, or IT, services industry for more than 37 years. We deliver high-value consulting, electronic business solutions, business process management, and systems and technology expertise to thousands of business and government clients around the world. As of December 31, 1999, we employed approximately 121,000 persons. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas, 75024, telephone number: (972) 604-6000.

         In 1999, we announced the reorganization of our business on a global basis, effective January 1, 2000, along the following four lines of business:
Information Solutions, our IT outsourcing business; Business Process Management, our business process management business; E.solutions, our electronic business unit; and A.T. Kearney, our high value-added management consulting subsidiary. In order to better leverage our industry expertise across our lines of business, we also established the following Global Industry Groups: Communications; Energy; Financial Services; Government; Health Care; Manufacturing, Retail; and Travel and Transportation. These groups, which are not bound by geography, work with our lines of business and client executive teams to most effectively position us within our target markets.

Information Solutions

         Information Solutions, our largest line of business, encompasses our traditional IT outsourcing business. Information Solutions includes network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Our capabilities help clients align IT and operations with business strategy while ensuring predictable performance and costs. We have been a leader in the IT services industry for more than 37 years.

         Our Information Solutions services include:

         .Centralized Systems Management. We offer data processing services for stand-alone, midrange or high-end systems physically located in one or more controlled environments. This includes management services for traditional application processing environments, as well as specialized services such as Web site hosting and data warehousing. These services help clients reduce risk; facilitate cost-effective growth; improve delivery, efficiency and quality; and enhance client-to-customer relationships.

         .Distributed Systems Management. We offer end-to-end services to plan, deploy, operate and refresh an enterprise's total distributed processing capability. This includes traditional laptop and desktop environments, as well as the emerging applications service provider model supported by network-based applications (often referred to as apps on taps). Benefits to clients for these services may include reduced cost of ownership, increased return on investment, transformation of PCs into information tools, increased speed to market and enhanced flexibility in business operations.

         .Communications Management. We define, develop and manage consistent voice, video, data, multi-service and other global communications services. These services facilitate electronic commerce, increase competitiveness and market opportunities, and improve information sharing through a client's supply and demand chain.

         .Application Services. We offer applications development and management services on an outsourced or out-tasked basis. These services range from outsourcing of all application development and management to implementation and management of EDS-owned or third party industry applications. Benefits to clients for these services include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes.

         Information Solutions accounted for a substantial majority of our revenues in 1999, and we expect Information Solutions to continue to account for a majority of our revenues in 2000.

Business Process Management

         Business Process Management, or BPM, is the outsourcing of one or more business processes or functions to an external provider to improve overall business performance. EDS is a leader in the BPM market, offering services designed to help clients enter new global markets, get products to market faster, manage customer and supplier relationships, and reduce costs.

         Our BPM services include:

         .Financial Process Management. We offer a full range of scalable services that enable clients to bridge the gap between paper and electronic payment processing environments. Offerings include credit card processing, ATM and kiosk transaction processing, debit and gateway authorization, check processing, remittance processing, mortgage and consumer loan processing, relocation services, and a wide variety of document management services. Services are aimed at several different types of clients, including banks and other lending institutions, card issuing institutions, merchants and merchant acquiring banks, as well as medium-to-large size billers from multiple industries.

         .Administrative Process Management. With more than 30 years of experience, we provide end-to-end services for city, state and federal programs that operate in conjunction with a program's overall strategy to improve and increase efficiency. We provide solutions to improve business processes around Medicaid and Medicare claims processing, red light photo enforcement and false alarm detection services. Additional services provided to the public sector include: decision support services, fraud and abuse detection services, immunization and vaccine services, child health care services and pharmacy benefit management services. In the private sector, we provide business process improvement services to clients to enhance and manage policyholder services for insurance companies and banks.

         .Customer Relationship Management. Our expert management of customer interactions enables clients to develop individual customer relationships, build brand loyalty, and improve customer acquisition, retention and life-time value. We are a global leader in Customer Relationship Management (CRM), supporting hundreds of clients with our end-to-end capabilities across the areas of contact centers, database and analytics, fulfillment, and distribution services. Together with our other lines of business, we provide the full range of CRM services
          - from management consulting and systems integration to ongoing business process management and outsourcing.

E.solutions

         In 1999, we established the E.solutions business unit to combine many of our electronic business capabilities into a single business unit to address this growing market. E.solutions includes the consulting, implementation and solutions management capabilities of our former electronic business, CIO Services, human performance, enterprise solutions and business intelligence services units, as well as elements of the Systemhouse business that we acquired in April 1999. E.solutions offers electronic business strategy, solutions consulting, systems integration, implementation and hosting services on a global basis. Substantially all of these capabilities are part of our systems and technology services reportable business segment.

         The E.solutions practice areas include the following:

         .E.strategy and consulting. Transforms enterprises through E.strategy, E.pmo (project management office), Web Universities and Training, and E.industry solutions service lines.

         .Interactive Architects. Delivers a full complement of Internet capabilities and includes the E.design, E.marketing, E.apps and E.communities service lines.

         .E.platforms. Includes E.infrastructure, E.security, E.messaging, and
          Web Hosting service lines.

         .Digital Value Chain. Develops business integration solutions to include Supply Chain Management, Enterprise Resource Planning, Customer Relationship Management, Business Intelligence and Enterprise Application Integration.

A.T. Kearney

         A.T. Kearney, a leading global management consultancy, became a subsidiary of EDS in 1995. The firm provides clients with high value-added management consulting services, including strategy, e-Business services, strategic information technology, organization and operations consulting, as well as executive search services. A.T. Kearney addresses top management and CEO issues through delivery of leading-edge solutions to complex problems.

         A.T. Kearney serves clients through practice teams focused on major industries, including automotive, consumer products, retail, financial institutions, communications/high technology and energy, as well as aerospace and defense, transportation, utilities, health care and pharmaceuticals.

         A.T. Kearney's services include:

         .Strategy Consulting. A.T. Kearney's global Strategy Practice includes a broad spectrum of services from traditional corporate and business unit strategy and industry restructuring to experience in performance measurement and e.business strategy. The practice helps clients turn strategy into action, viewing strategy as the design of the entire business system and an integrated set of actions to continuously create and redefine competitive advantage.

         .E-Business Consulting. A.T. Kearney focuses on developing and delivering the e-Business priorities within our client CEO's digital marketplace agenda. Key issues addressed include e-competitive strategy, digital supply chain, digital customer experience, and e-technology strategy. Working in collaboration with the E.solutions line of business, A.T. Kearney provides global clients end-to-end e-Business capabilities to issues and strategies from insight through implementation.

         .Strategic Information Technology Consulting. A.T. Kearney's Strategic
          IT Consulting Practice provides insight, planning and operational improvement/implementation services for clients. The practice focuses on technology enabled business transformation. It assists clients in achieving business results by improving their ability to leverage and use IT or formulating results-oriented business strategies in which IT plays a central role.

         .Organization Consulting. The Organization Consulting Practice focuses on change management, enterprise transformation, business re-engineering and HR management.

         .Operations Consulting. A.T. Kearney's Operations Consulting Practice involves all phases of operations, including sourcing, manufacturing, supply chain management, and negotiations. It is linked with A.T. Kearney's strategy, IT and industry practices.

Revenues

         Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our client contracts generally range from less than one year in the high-value consulting business to up to ten years in our IT outsourcing business. Other than GM, no one client accounted for more than 5% of our total revenues in any of the past three years. Approximately 42% of our 1999 revenues were generated outside the United States.

Acquisitions, Strategic Alliances and Investments

         From time to time, EDS has made acquisitions and entered into strategic alliances in an effort to obtain a competitive advantage or a new or expanded presence in targeted geographic or service markets. In April 1999, we acquired the Systemhouse business from MCI WorldCom for approximately $1.6 billion in cash. In January 2000, we announced the creation of a venture fund to facilitate strategic investments in the Internet, e-commerce and the emerging business-to-business (B2B) marketplace. We believe that acquisitions, strategic alliances and investments will continue to be important to our ability to compete effectively.

Competition

         We experience competition in all four of our lines of business. Our Information Solutions line of business faces competition principally from other companies providing IT systems and services. The principal competitors of our Information Solutions line of business are Andersen Consulting LLP, Computer Sciences Corporation (CSC), International Business Machines Corporation (IBM) and Perot Systems Corporation. The principal competitors of our business process management line of business are First Data Corp., Fiserv Inc., Deluxe Corp., CSC, Consultec, Inc., Unisys Corp., Convergys Corp., Harte-Hanks and UPS Logistics. Our E.solutions line of business competes with IBM and the "big five" accounting firms, as well as a number of other emerging technology companies. The Internet services and solutions consulting markets are converging as more enterprises become extended enterprises and Internet service providers increasingly enter the solutions consulting space, providing Web enablement and enterprise systems integration. Principal competitors of A.T. Kearney include Andersen Consulting LLP, Bain & Company, Booz Allen & Hamilton, Boston Consulting Group and McKinsey & Company. In addition, all four of our lines of business experience competition from numerous smaller, niche-oriented consulting and other firms, such as Razorfish, Inc., USWeb/CKS-Whittman-Hart, Sapient Corp., Exodus and Appnet.

         Technology and its application within the business enterprise is in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. We believe that to continue to compete effectively we must be able to develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis.

Employees

         As of December 31, 1999, we employed approximately 121,000 persons in the United States and around the world. None of our U.S. employees is currently employed under an agreement with a collective bargaining unit, and we believe that our relations with employees are good. To maintain our technical expertise and responsiveness to evolving client needs, we provide our employees with extensive continuing education and training, as well as leadership and professional development programs.

Patents, Proprietary Rights and Licenses

         We hold a number of patents and pending patent applications in the United States and other countries. Our policy generally is to pursue patent protection that we consider necessary or advisable for the patentable inventions and technological improvements of our business. We also significantly rely on trade secrets; copyrights; technical expertise and know-how; continuing technological innovations; and other means, such as confidentiality agreements with employees, consultants and customers, to protect and enhance our competitive position.

         Some of our business areas are highly patent-intensive. Many of our competitors have obtained, and may obtain in the future, patents that cover or affect services or products directly or indirectly related to those that we offer. We routinely receive communications from third parties asserting patent or other rights covering our products and services. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In general, if one or more of our products or services infringe patents held by others, we would be required to cease developing or marketing such products or services, obtain licenses from the holders of the patents, or redesign our products or services to avoid infringing the patent claims. There is no assurance that we would be able to take any of such remedial actions or, if we are able to do so, that the costs incurred would not be significant.

         We are not aware of any pending patent or proprietary right disputes that would have a material adverse effect on our consolidated financial position or results of operations.

Regulation

         Various aspects of our business are subject to governmental regulation in the United States and other countries in which we operate. Failure to comply with such regulation may, depending upon the nature of the noncompliance, result in the suspension or revocation of any license or registration at issue, the termination or loss of any contract at issue, or the imposition of contractual damages, civil fines or criminal penalties. We have experienced no material difficulties in complying with the various laws and regulations affecting our business.

Services for General Motors

         Approximately 19% of our total revenues in 1999 was attributable to GM and its affiliates. We are the primary provider of data processing and other information technology services for GM and certain of its affiliates worldwide, including integrated information systems for payroll, health and benefits, office automation, and plant automation functions. The loss of GM as an ongoing major customer would have a material adverse effect on EDS.

         Immediately prior to our split-off from GM in 1996, we entered into a new Master Service Agreement, or MSA, with GM that serves as a framework for the negotiation and operation of service agreements for certain "in-scope" IT services (as defined in the MSA) we provide to GM on a worldwide basis. These "in-scope" services accounted for approximately $3.0 billion of the $3.6 billion of GM revenues in 1999. The remainder was attributable to goods and services provided outside the scope of the MSA. Historical GM revenue shown above excludes revenues from Delphi Automotive Systems Corporation, which was spun off from GM in May 1999. At that time, we entered into a new five year master services agreement with Delphi under which we continue to provide a myriad of services to Delphi previously provided pursuant to the MSA with GM.

         The term of the MSA will continue until 2006 and may be extended by mutual agreement of the parties. In addition, the MSA may be terminated by GM if there occurs a "change of control" of EDS and certain other conditions are met (including a determination by GM's Board of Directors that there is substantial uncertainty about EDS' ability to perform its obligations under the MSA or any other significant threat to the business relationship between the parties). Reference is made to the MSA, a copy of which has been filed with the SEC, for a description of the other terms and conditions of that agreement, including certain market testing procedures to test the competitiveness of the services we provide thereunder.

ITEM 2. PROPERTIES

         As of December 31, 1999, we operated approximately 400 locations in 41 states and 202 cities in the United States and 416 locations in 255 cities in 41 countries outside the United States. At such date, we owned approximately 4.3 million square feet of space and leased from third parties 23 million square feet of space. Our global headquarters campus in Plano, Texas contains approximately 3.5 million square feet of office and data center space. Other than the 1.6 million square foot EDS Centre building, which we lease for an initial term expiring in 2022 (which lease has certain fixed price purchase options we may exercise during and at the end of such initial term), we own all buildings and real estate comprising the Plano campus.

         We operate large scale service management centers, or SMCs, in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom. In addition, we operate service delivery centers, or SDCs, at customer-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of customers with more specialized requirements than those supported at the large scale, multiple customer SMCs. Our leased properties consist primarily of office, warehouse, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific customer contract, have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at customer locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant customer contract.

         We believe that our facilities are suitable and adequate for our business. We periodically review our space requirements and consolidate and dispose of or sublet facilities that we no longer require for our business and acquire new space to meet the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We do not believe that disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None submitted.

EXECUTIVE OFFICERS OF EDS

         The following sets forth certain information with respect to the executive officers of EDS as of February 29, 2000:

         Richard H. Brown, 52, has been Chairman and Chief Executive Officer of EDS since January 1999. He was Chief Executive Officer of Cable & Wireless plc from July 1996 to December 1998 and President and Chief Executive Officer of H&R Block, Inc., and Chairman of its CompuServe subsidiary, from May 1995 to July 1996. Mr. Brown was Vice Chairman of Ameritech Corporation from January 1993 to May 1995 and President of its Illinois Bell subsidiary from 1990 to 1993. He held various executive positions with United Telecommunications, Inc. from 1981 to 1990, most recently as Executive Vice President, and was with Ohio Bell from 1969 to 1981.

         Jeffrey M. Heller, 60, has been the President and Chief Operating Officer of EDS since June 1996 and a director of EDS since 1983. He has been the Chairman of EDS' Unigraphics Solutions Inc. subsidiary since January 1999. Mr. Heller was a Senior Vice President of EDS from 1984 until June 1996. He joined EDS in 1968 and has served in numerous technical and management capacities.

         Paul J. Chiapparone, 60, has been an Executive Vice President of EDS since June 1996 and prior to that time had been a Senior Vice President since April 1986. He has responsibility for our GM client on a global basis. Mr. Chiapparone joined EDS in 1966 and has served in numerous management capacities.

         James E. Daley, 58, has been Executive Vice President and Chief Financial Officer of EDS since March 1999. Before joining EDS, he had been with Price Waterhouse, L.L.P from 1963 to 1998, serving as its Co Chairman-Operations from 1988 to 1995, Vice Chairman International from 1995 to 1996, Global ABS Leader of Financial Services Industry Practices from 1997 to 1998, and as a member of its Policy Board from 1984 to 1995, Management Committee from 1986 to 1996, World Board from 1988 to 1996 and World Firm Management Committee from 1988 to 1995.

         Douglas L. Frederick, 50, has been President of EDS' Information Solutions line of business since July 1999. Prior to joining EDS, he had served as Executive Vice President, Baan Customer Initiatives, of the Baan Company, a provider of enterprise business solutions, and Chairman and outside director of the Bain Company, a software technology company, from April 1997 to July 1999. Mr. Frederick was employed by The Boeing Company from 1979 to March 1997, holding senior executive IT positions commencing in 1990.

         John McCain, 40, has been President of EDS' E.Solutions line of business since August 1999. He served as President of the E.Solutions consulting group from May 1999 to July 1999. From December 1996 through April 1999, Mr. McCain was head of EDS' CIO Services strategic business line, which unit delivered technology based solutions, including Y2K services, around the world. He served as Vice President of EDS' Consumer Products business unit from August 1994 through November 1996. Mr. McCain joined EDS in 1986 in its marketing development program.

         Kim McMann, 42, has been President of EDS' Business Process Management line of business since October 1999. Prior to that time, she served as President of EDS' State Business unit from July 1999 to September 1999, President of EDS' State Health Care strategic business unit from September 1995 to July 1999, and President of EDS' Commercial Services strategic business unit, which focused on the U.S. retail industry, from July 1993 to September 1995. Ms. McMann began her career with EDS in 1979.

         Fred Steingraber, 61, is Chairman and CEO of A.T. Kearney, the high-value management consultancy which became a subsidiary of EDS in August 1995. He joined A.T. Kearney more than 35 years ago and has served as its CEO since 1983 and Chairman from 1985 to 1995 and since January 1999.

         Troy W. Todd, 71, has been Executive Vice President - Leadership and Change Management of EDS since April 1999, with responsibility for the company's corporate communications, employee administration, executive compensation, and professional and technical development functions. Prior to joining EDS, he served in several senior management positions in the utilities and telecommunications industries, including CEO of Cable & Wireless Panama Telephone Company from June 1997 to March 1999, general manager of the Orlando Utilities Commission from 1992 to 1995 and President and CEO of United Telephone Company of Florida from 1982 to 1992.

         Executive officers serve at the discretion of our Board of Directors.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "EDS." The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Common Stock for the periods indicated.

         Calendar Year                                       High         Low
         -----------------------------------------------------------------------
         1998
            First Quarter...............................    $50.88      $40.50
            Second Quarter..............................     46.75       33.94
            Third Quarter...............................     42.25       30.56
            Fourth Quarter..............................     51.31       30.44

         1999
            First Quarter...............................     53.94       44.13
            Second Quarter..............................     59.94       46.88
            Third Quarter...............................     67.38       52.38
            Fourth Quarter..............................     70.00       47.88

         The last reported sale price of the Common Stock on the NYSE on February 29, 2000, was $64.50 per share. As of that date, there were approximately 201,306 record holders of Common Stock.

         EDS declared quarterly dividends on the Common Stock at the rate of $.15 per share for each quarter of 1998 and 1999.

ITEM 6. SELECTED FINANCIAL DATA
(in millions, except per share amounts)

                                                                        As of and for the Years Ended December 31,
                                                               -------------------------------------------------------------------
                                                                 1999          1998          1997          1996           1995
                                                               -------------------------------------------------------------------
         Operating results
            Revenues....................................       $18,534.2     $16,891.0     $15,235.6     $14,441.3     $12,422.1
            Cost of revenues............................        15,170.6      13,938.2      12,164.1      11,452.4       9,601.6
            Selling, general and administrative.........         1,852.6       1,837.9       1,528.3       1,403.3       1,291.5
            Restructuring and other charges.............         1,038.3          48.1         329.6         789.5           -
            One-time split-off costs....................             -             -             -            45.5           -
            Other income (expense)......................           185.0          66.9         (72.0)        (76.5)        (62.0)
            Provision for income taxes..................           236.8         390.3         411.0         242.6         528.1
                                                               -------------------------------------------------------------------
              Net income................................       $   420.9     $   743.4     $   730.6     $   431.5     $   938.9
                                                               ===================================================================
         Per share data
            Basic earnings per share
              of common stock...........................       $     0.87    $     1.51    $     1.49    $     0.89    $     1.96
            Diluted earnings per share
              of common stock...........................             0.85          1.50          1.48          0.88          1.94
            Cash dividends per share
              of common stock..........................              0.60          0.60          0.60          0.60          0.52

         Financial position
            Current assets..............................       $ 5,877.7     $ 5,633.3     $ 5,169.4     $ 4,945.2     $ 4,381.5
            Property and equipment, net.................         2,459.8       2,708.1       2,868.4       3,097.0       3,242.4
            Operating and other assets..................         4,184.8       3,184.7       3,136.3       3,150.7       3,208.5
            Total assets................................        12,522.3      11,526.1      11,174.1      11,192.9      10,832.4
            Current liabilities.........................         4,996.0       3,656.8       3,257.6       3,162.8       3,221.5
            Long-term debt, less current portion........         2,215.7       1,184.3       1,790.9       2,324.3       1,852.8
            Redeemable preferred stock of
              subsidiaries, minority interests, and
              other long-term liabilities...............           507.8         405.9         341.4         493.3          39.9
            Shareholders' equity........................         4,534.6       5,916.5       5,309.4       4,783.1       4,978.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Electronic Data Systems Corporation, or EDS, is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information processing facilities, business operations and related personnel. This discussion refers to EDS and its consolidated subsidiaries.

Forward-Looking Statements

         The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated cost savings from our restructuring activities, future operating margins, the impact of the renegotiation of certain sector agreements with GM, future performance of our base, or non-GM, business, total contract values for new business and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog and the value of new contract signings, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

         Revenues. For the years ended December 31, 1999, 1998 and 1997, we operated primarily in the following reportable segments: systems and technology services, business process management, and management consulting services. Systems and technology services encompasses systems development, systems integration and systems management. Also included in this area are desktop services, Year 2000 conversions and enterprise software solutions. Business process management focuses on the use of technology to manage various business processes within the client's enterprise, including such activities as remittance processing, procurement logistics, customer relationship management, customer service and training, as well as IT operations. Management consulting services are provided by A.T. Kearney, an EDS subsidiary. Services in this area provide clients with high value-added strategy, operations and IT capabilities combined with implementation skills that improve overall business performance and competitive positioning. In 1999, we announced the reorganization of our business, effective January 1, 2000, into four business lines: Information Solutions, our IT outsourcing business; Business Process Management, our business process management business; E.solutions, our electronic business unit; and A.T. Kearney, our high value-added management consulting subsidiary.

         The following table displays the percentage of revenues by various categories for the years ended December 31, 1999, 1998 and 1997:


                                                                                                    Percentage of Revenues
                                                                                                  ---------------------------
                                                                                                   1999       1998      1997
                                                                                                  ---------------------------
         Reportable Segments:
         Systems and technology services.......................................................     80%         77%        78%
         Business process management...........................................................     14          15         13
         Management consulting services........................................................      6           7          6
         All other.............................................................................      -           1          3
                                                                                                  ---------------------------
            Total..............................................................................    100%        100%       100%
                                                                                                  ===========================

         GM/Non-GM:
         Non-GM clients........................................................................     81%         79%        76%
         GM and affiliates.....................................................................     19          21         24
                                                                                                  ---------------------------
            Total..............................................................................    100%        100%       100%
                                                                                                  ===========================

         Geographies:
         United States.........................................................................     58%         61%        65%
         United Kingdom........................................................................     11          11         10
         All other, none greater than 10%......................................................     31          28         25
                                                                                                  ---------------------------
            Total..............................................................................    100%        100%       100%
                                                                                                  ===========================


         Total revenues increased 10% in 1999 to $18.5 billion, up from $16.9 billion in 1998, which represented an 11% increase over 1997 total revenues of $15.2 billion. On May 28, 1999, Delphi Automotive Systems Corporation, previously a wholly owned subsidiary of GM, was spun off from GM. For comparative purposes in this discussion, revenues from contracts with Delphi in both the current and prior periods have been classified as revenues from non-GM clients. Revenues from non-GM clients grew 13% in 1999 to $14.9 billion, compared with a 15% increase to $13.3 billion in 1998, up from $11.5 billion in 1997. Approximately one-half of the increase in revenues from non-GM clients in 1999 was attributable to Systemhouse, which was acquired in April 1999, while the other half of the increase resulted from new contract signings. These increases in revenues from non-GM clients were partially offset by decreases resulting from the divestiture of certain business units and the discontinuation of certain contracts to align service offerings with our four global lines of business to capture synergies and further leverage our delivery platforms. As a result of these strategic divestitures, we expect revenue growth, when compared to the corresponding periods in 1999, to be stronger in the latter half of 2000 than in the first half of the year. Total revenues related to GM and its affiliates were $3.6 billion, $3.6 billion and $3.7 billion in 1999, 1998 and 1997, respectively. The percentage of total revenues from GM and its affiliates declined to 19% in 1999 from 21% in 1998 and 24% in 1997. We expect this trend to continue as revenues from non-GM clients are anticipated to increase, while revenues from GM are anticipated to decline in 2000. Revenues from non-GM clients in 1998 included a negative adjustment of $200.0 million primarily as a result of a legal dispute with a client. The negative impact of this adjustment was partially offset by a gain of $69.0 million recorded to revenues resulting from the sale of a portion of our leasing portfolio.

         Other than GM, no client accounted for more than 5% of our total revenues in 1999, 1998 or 1997.

         Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 18% in 1999 compared with 17% in 1998, which decreased from 20% in 1997. As a result of our cost saving initiatives implemented during 1999, we realized an improvement in our gross margins in the latter half of the year. These improvements were partially offset by lower gross margins in the first half of the year. The increase in 1999 was also due in part to negative adjustments to revenues in 1998. See "Revenues" above. The decrease in gross margins subsequent to 1997 was due primarily to a decrease in the gross margin on contracts with GM. During 1999 and 1998, we incurred additional costs necessary for the successful long-term support of our contracts with GM. In addition, billing rates for certain services provided to GM decreased in 1999 and 1998, and commensurate cost reductions were not realized. Although the declines in revenues related to these existing services were partially offset by new contracts with GM for additional products and services, the gross margins on these new contracts were lower than historical levels. The renegotiation of our sector agreements with GM covering its North American operations and GMAC, which became effective

January 1, 2000, is expected to adversely impact future revenues and margins attributable to our contracts with GM. This negative impact on future margins is expected to be offset by cost savings resulting from initiatives implemented in 1999 that are designed to improve future operating margins associated with non-GM clients. See "Restructuring and other charges" below.

         As a percentage of revenues, selling, general and administrative ("SG&A") expenses in 1999, 1998 and 1997 were 10%, 11% and 10%, respectively. The increase in 1998 was due in part to the recognition of $49.4 million related to the retirements of the former chairman and vice chairman. In addition, we incurred incremental SG&A expenses during 1998 related to the improvement of certain of our internal systems, the implementation of the SAP enterprise resource process system, increased spending on employee development and a management retention plan. We also experienced rapid growth in our A.T. Kearney management consulting business, our Unigraphics Solutions Inc. software business and our business process management line of business, each of which has inherently higher SG&A costs as a percentage of revenues than traditional systems and technology services. During 1999, we implemented plans designed to improve operating margins, including decreasing SG&A as a percentage of revenues. Cost savings realized from these initiatives were partially offset by increased spending for marketing and branding, improvements to certain of our internal systems, and other areas of strategic importance.

         Restructuring and other charges. In the first quarter of 1999, we began the implementation of initiatives designed to reduce costs, streamline our organizational structure and exit certain operating activities. As a result of these initiatives, we recorded restructuring charges and related asset writedowns totaling $1.1 billion for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted our early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to a curtailment gain and special termination benefits related to the early retirement offer, including amounts under our defined benefit pension plan (see Note 13), and $51.3 million from changes to the vesting conditions for unvested restricted stock units and options (see Note 10). In addition, these initiatives have resulted in the exit of certain business activities, the consolidation of facilities and the writedown of certain assets to net realizable value. Charges associated with these actions include $93.9 million relating to business exit and facilities consolidation costs, and asset writedowns of $107.3 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $15.5 million to terminate software license agreements, $39.6 million to terminate certain leases, $16.8 million to terminate certain customer contracts and $22.0 million for other costs. These costs are associated with the exit of several lines of business, primarily within systems and technology services. Asset writedowns related to the restructuring activities consist of $57.8 million to write-off software, goodwill and other intangibles, and $49.5 million for writedowns of computer-related equipment and other assets. Such asset writedowns, which predominantly related to businesses that we have decided to exit in the systems and technology, business process management and consulting lines of business, were primarily determined based on the present value of anticipated future cash flows.

         As of December 31, 1999, approximately 7,400 employees left the company through involuntary termination as a result of the 1999 initiatives, and approximately $258.9 million of termination benefits have been charged to the accrual. In addition, we paid approximately $35.0 million in connection with the exit activities described above. We expect that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

         During 1997, we implemented an enterprisewide business transformation initiative to reduce our costs, streamline our organizational structure, and align our strategy, services and delivery with market opportunities. This initiative involved the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition and termination of employees. As a result of this initiative, we recorded restructuring charges totaling $125.3 million, primarily relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees. In addition, we recorded asset writedowns of $99.7 million relating to operations that we discontinued. These operations primarily consisted of several processing centers that we consolidated and certain product lines and related services provided to certain industries. Asset writedowns relating to these product lines included investments; software, goodwill and other intangibles; and buildings and computer equipment. We also recorded asset writedowns of $104.6 million in 1997 and $27.8 million in 1998 primarily relating to operating assets initially identified for sale in 1997. As of December 31, 1998, all such assets had been sold.

         Restructuring activities in 1996 and 1997 resulted in the involuntary termination of approximately 4,750 employees and the acceptance by approximately 1,750 employees of early retirement offers. These restructuring activities have resulted in cash expenditures of $274.4 million since the beginning of the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of December 31, 1999, with remaining restructuring reserves comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities.

         Expected cost savings resulting from our 1999 initiatives are anticipated to play a significant role in our goal of achieving at least $1.0 billion in annualized compensation and other operating expense reductions, as well as our goal of achieving an annualized 10% operating margin by the end of the year 2000. These cost savings will be partially offset by increased spending for marketing and branding, improvements to certain of our internal systems, and other areas of strategic importance.

         Solid Edge acquisition. On March 2, 1998, our then wholly owned subsidiary Unigraphics Solutions Inc. ("UGS") completed the acquisition of Intergraph Corporation's mechanical CAD/CAM business for a purchase price of $105.0 million, excluding approximately $2.0 million of acquisition costs. In connection with the allocation of the purchase price to identifiable intangible assets, UGS allocated $42.5 million to in-process research and development ("R&D") that was expensed upon acquisition. The in-process R&D related to the modification of Solid Edge Version 4.0 software to include UGS' Parasolid solid modeling kernel software. This project commenced in July 1997 and was completed in May 1998. Initial sales of Solid Edge Version 5.0 ("Solid Edge 5.0") occurred shortly thereafter. The value assigned to in-process R&D was determined based on estimates of the resulting net cash flows from Solid Edge 5.0 and the discounting of such cash flows to present value.

         In projecting net cash flows resulting from Solid Edge 5.0, management estimated revenues, cost of sales, R&D, SG&A and income taxes for the software. These estimates were based on the following assumptions:

     . Estimated revenues projected a compound annual growth rate over five years of approximately 46%, with annual growth rates ranging from 33% to 75%. Virtually all projected revenues were ascribed to Solid Edge
         5.0 because the integration of the Parasolid solid modeling kernel software into Solid Edge 4.0 was the critical enabling factor to allow the Solid Edge product to provide the geometric modeling capabilities and user interfaces necessary to compete with other products in the product design and consumer products markets. In addition, management expected sales of Solid Edge 4.0 to cease subsequent to May 1998. Projections of revenue growth were based on management's estimates of market size and growth, supported by independent market data and by the nature and expected timing of the development of product enhancements and new products by UGS and its competitors.

     . The estimated cost of sales as a percentage of revenue (11-12%) was consistent with the historical rates for the Solid Edge business as well as industry standards.

     . Estimated SG&A costs were expected to increase as a percentage of sales, from 37% in 1998 to 45% in 2002. Incremental sales in later years were expected to require proportionally greater selling efforts to meet revenue growth plans.

     . The estimated R&D costs were expected to decrease as a percentage of sales, from 22% in 1998 to 12% in 2002. R&D costs in 1998 were higher as a percentage of sales than projected for later years due to the costs of combining two R&D departments in 1998 and the continuing R&D efforts.

     . Royalty income on the Parasolid solid modeling kernel software was expected to be received by UGS from outside persons. The royalty income associated with Solid Edge 5.0 was assumed to be 6%, the standard royalty rate for the Parasolid solid modeling kernel software. Due to the declining value of Solid Edge 5.0 over the future periods, the royalty income associated with Solid Edge 5.0, to determine the R&D valuation, is reduced accordingly from 6.0% in 1998 to 3.7% in 2002.

         The projected net cash flows for Solid Edge 5.0 were discounted using a 15% weighted-average cost of capital ("WACC") based upon an analysis of the WACC for publicly traded companies within UGS' industry. The calculation produces the average required rate of return of an investment in an operating enterprise. A WACC of 15% was also used to determine the value of the return on working capital and return on work force acquired as part of the purchase of Solid Edge. In determining the appropriate WACC, UGS considered the attribution of a higher WACC to the in-process technology due to the risks inherent in the development process; however, a higher WACC was not used because these risks had been significantly reduced by the acquisition date (as evidenced by the completion of the development in early May 1998). In addition, the impact of the use of a higher WACC (e.g., 16-20%) on the amount of the purchase price allocated to in-process R&D was not material.

         Revenues of Solid Edge 5.0 subsequent to the completion of development are lower than those used in projected net cash flows for purchase price allocation due to lower than expected sales performance on the part of U. S. distributors and a three-month delay in the integration of Solid Edge distribution channels into UGS' existing distribution network. In addition, R&D expenses associated with Solid Edge 5.0 have also been lower than those used in the net cash flow projection. As a result of the preceding factors, actual net cash flows approximate those used in our original projection. Management continues to believe that the original net cash flow projections for Solid Edge
5.0 are reasonable.

         Other income (expense). The components of other income (expense) are presented below for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                    1999       1998      1997
                                                  -----------------------------
         Interest and other income..............  $ 335.0    $ 148.6   $  117.8
         Interest expense.......................   (150.0)    (131.3)    (189.8)
         Gain on sale of stock of subsidiary....        -       49.6          -
                                                  -----------------------------
            Total...............................  $ 185.0    $  66.9   $  (72.0)
                                                  =============================

         Other income (expense) increased to $185.0 million in 1999, compared with $66.9 million in 1998 and $(72.0) million in 1997. Interest and other income increased $186.4 million in 1999, to $335.0 million, compared with $148.6 million in 1998, due primarily to the recognition of incremental gains resulting from the sale of our limited partnership portfolio and the disposition of certain investments. Interest and other income increased $30.8 million in 1998, to $148.6 million, compared with $117.8 million in 1997, due primarily to incremental gains resulting from sales of assets and additional income from investments accounted for under the equity method of accounting. Interest expense increased $18.7 million in 1999 to $150.0 million, compared with $131.3 million in 1998, due to additional borrowings used primarily to finance the repurchase of our common stock and to partially fund the acquisition of Systemhouse. See "Liquidity and Capital Resources" below. Interest expense decreased $58.5 million to $131.3 million in 1998, compared with $189.8 million in 1997, due to a reduced level of debt. Also included in other income (expense) during 1998 was the recognition of a non-taxable gain of $49.6 million resulting from the sale of stock in connection with UGS' initial public offering. No taxes were provided for this gain as we believe we will recover our basis in the shares sold in a tax-free manner.

         Income taxes. The effective income tax rates in 1999, 1998 and 1997 were 36%, 34% and 36%, respectively.

         Net income. Net income (including all charges, gains and adjustments discussed above) decreased to $420.9 million in 1999, compared with $743.4 million in 1998 and $730.6 million in 1997. Basic earnings per share decreased to $0.87 per share from $1.51 in 1998 and $1.49 in 1997. Diluted earnings per share decreased to $0.85 per share in 1998 from $1.50 in 1998 and $1.48 in 1997.

         As discussed above, during 1999 we recorded pre-tax restructuring and other charges, net of the reversal of certain previously recorded accruals, of $1.0 billion and recorded pre-tax gains of $199.5 million resulting from the disposition of certain investments. Excluding these charges and gains, net income for 1999 would have been $957.8 million, and basic and diluted earnings per share would have been $1.97 and $1.92, respectively.

         During 1998 we recorded certain pre-tax charges and adjustments, including $49.4 million related to senior executive retirements, $42.5 million for a writeoff associated with acquired in-process R&D, $27.8 million for asset writedowns, and $200.0 million for revenue adjustments resulting primarily from a legal dispute with a client. The negative impact of these items was partially offset by a non-taxable gain of $49.6 million associated with the sale of stock of UGS, a gain of $69.0 million related to the sale of a portion of our leasing portfolio, and positive adjustments of $22.2 million to reverse residual accruals related to previously recorded restructuring charges. Excluding these charges, gains and adjustments, net income would have been $840.1 million, and basic and diluted earnings per share would have been $1.71 and $1.70, respectively.

         Excluding pre-tax charges of $329.6 million in 1997 related to restructuring activities and asset writedowns, net income would have been $941.6 million, and basic and diluted earnings per share would have been $1.92 and $1.91, respectively.

         The following table summarizes the adjustments discussed in the three preceding paragraphs (dollars in millions, except per share amounts):


                                                                                            1999           1998          1997
                                                                                          --------------------------------------
         Revenues - as reported.....................................................      $18,534.2      $16,891.0     $15,235.6
            Adjusting items:
               Contract revenue adjustments.........................................              -          200.0             -
               Sale of portion of leasing portfolio ................................              -          (69.0)            -
                                                                                          --------------------------------------
         Revenues - pro forma.......................................................       18,534.2       17,022.0      15,235.6
                                                                                          --------------------------------------

         Costs and expenses - as reported...........................................       18,061.5       15,824.2      14,022.0
            Adjusting items:
               Restructuring activities/related asset writedowns....................       (1,038.3)          22.2        (225.0)
               Senior executive retirements.........................................              -          (49.4)            -
               Write-off of acquired in-process R&D.................................              -          (42.5)            -
               Certain other asset writedowns.......................................              -          (27.8)       (104.6)
                                                                                          --------------------------------------
         Costs and expenses - pro forma.............................................       17,023.2       15,726.7      13,692.4
                                                                                          --------------------------------------

         Operating income - pro forma...............................................        1,511.0        1,295.3       1,543.2
                                                                                          --------------------------------------

         Other income (expense) - as reported.......................................          185.0           66.9         (72.0)
            Adjusting items:
               Gain on disposition of certain investments...........................         (199.5)             -             -
               Gain on sale of stock of subsidiary..................................              -          (49.6)            -
                                                                                          --------------------------------------
         Other income (expense) - pro forma.........................................          (14.5)          17.3         (72.0)
                                                                                          --------------------------------------

         Income before income taxes - pro forma.....................................        1,496.5        1,312.6       1,471.2
         Provision for income taxes - pro forma.....................................          538.7          472.5         529.6
                                                                                          --------------------------------------
         Net income - pro forma.....................................................      $   957.8      $   840.1     $   941.6
                                                                                          ======================================
         Earnings per share - pro forma
            Basic...................................................................      $    1.97      $    1.71     $    1.92
                                                                                          ======================================
            Diluted.................................................................      $    1.92      $    1.70     $    1.91
                                                                                          ======================================


         Percentage of completion. We may from time to time modify our contractual arrangements with clients. For client contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a change in accounting estimate in the period the revisions are determined.

         Seasonality and inflation. Our revenues and net income vary over the calendar year, with the fourth quarter generally reflecting the highest revenues and net income for the year due to certain services that are purchased more heavily in that quarter as a result of the spending patterns of several clients. In addition, revenues generally increase from quarter to quarter as a result of new business added throughout the year. Inflation generally had little effect on our results of operations during the past three years.

Financial Position

         Assets. Total assets increased to $12.5 billion at December 31, 1999, up from $11.5 billion at December 31, 1998, due primarily to the acquisition of Systemhouse. At December 31, 1999, we held cash and cash equivalents of $537.2 million, had working capital of $881.7 million and a current ratio of 1.2-to-1. This compares with cash and cash equivalents of $1.0 billion, $2.0 billion in working capital, and a current ratio of 1.5-to-1 at December 31, 1998.

         Liabilities and shareholders' equity. Total debt increased to $2.9 billion at December 31, 1999, from $1.4 billion at December 31, 1998. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. The increase in total debt in 1999 was attributable to additional borrowings used primarily to finance the repurchase of our common stock and to partially fund the acquisition of Systemhouse. During 1999, we repurchased approximately 27 million shares of our common stock at a cost of approximately $1.5 billion. This repurchase is intended to serve as a hedge against our long-term exposure with respect to outstanding options and restricted stock units. To fund this repurchase, we completed the sale during October 1999 of $500.0 million in principal amount of our 6.850% Notes due 2004, $700.0 million in principal amount of our 7.125% Notes due 2009, and $300.0 million in principal amount of our 7.450% Notes due 2029. The purchase of Systemhouse for approximately $1.6 billion was financed approximately 50% with cash and 50% with debt. The total debt-to-capital ratio (which includes total debt as a component of capital) was 38.9% and 19.3% at December 31, 1999 and 1998, respectively. The ratio of non-current debt-to-capital (which includes non-current debt as a component of capital) was 34.5% and 18.7% at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, we had committed lines of credit of $1.3 billion and $2.5 billion, respectively, all of which was unused. These lines of credit serve as backup for our commercial paper borrowings.

New Accounting Standards

         In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, was issued. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are now effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is allowed. We plan to adopt the provisions of this SFAS on January 1, 2001. We do not expect the adoption of this standard to have a material effect on our results of operations or financial position.

Derivative Financial Instruments

         We are exposed to market risk from changes in interest rates, equity prices and foreign currency exchange rates. We enter into various hedging transactions to manage this risk. We do not hold or issue derivative financial instruments for trading purposes and are not a party to any leveraged derivative transactions. A discussion of our accounting policies for financial instruments, and further disclosure relating to financial instruments, are included in Note 12: "Financial Instruments and Risk Management."

         Interest rate risk. Our earnings are affected by changes in short-term interest rates as a result of the issuance of short-term commercial paper and variable-rate notes. However, the effects of interest rate changes are reduced by our management of our debt portfolio between fixed- and variable-rate instruments as well as the utilization of interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2000 than in 1999, there would be no material adverse impact on our results of operations or financial position. During 1999, had short-term market interest rates averaged 10% more than in 1998, there would have been no material adverse impact on our results of operations or financial position.

         Publicly traded equity price sensitivity. Our financial position is affected by changes in publicly traded equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our publicly traded equity security investments. If the market price of our investments in publicly traded equity securities in 2000 were to fall by 10% below the level at the end of 1999, there would be no material adverse impact on our results of operations or financial position. During 1999, had the market price of our investments in publicly traded equity securities fallen by 10% below the end of 1998, there would have been no material adverse impact on our results of operations or financial position.

         Foreign exchange risk. We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, the United Kingdom, those Western European countries who use the euro as a common currency, Australia and New Zealand. The Company has entered into forward foreign exchange contracts primarily to hedge amounts due from and the net assets of selected subsidiaries denominated in foreign currencies against fluctuations in exchange rates. We have not entered into forward foreign exchange contracts for speculative or trading purposes. In 1999, we discontinued the use of a value-at-risk model to assess the foreign exchange market risk of derivative instruments in favor of a one-to-one matching of contracts against exposures. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. We enter into foreign currency forward contracts with durations of generally less than twelve months to hedge such transactions.

         Gains and losses related to hedges of firm commitments or other transactions qualifying for hedge accounting treatment are deferred in accrued liabilities and recognized in earnings at the time of recognition of the underlying hedged transaction. All other foreign exchange contracts are marked-to-market on a current basis. To the extent hedges of firm commitments are no longer effective as hedges of the underlying transaction, they are closed, with gains and losses recognized in earnings on a current basis. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign denominated balance would be offset by the gain or loss on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates averaged 10% more in 2000 than in 1999, there would be no material adverse impact on our results of operations or financial position. During 1999, had foreign currency rates averaged 10% more than in 1998, there would have been no material adverse impact on our results of operations or financial position.

Liquidity and Capital Resources

         For the years ended December 31, 1999, 1998 and 1997, net cash provided by operating activities was $2.1 billion, $2.1 billion, and $2.2 billion, respectively. The decrease in 1998 as compared with 1997 was due primarily to a decrease in net income prior to non-cash items.

         For the year ended December 31, 1999, net cash used in investing activities increased $1.1 billion from 1998, to $1.9 billion, due primarily to payments related to the acquisition of Systemhouse and a decrease in proceeds from divestitures, partially offset by a decrease in payments for the purchase of property, plant and equipment and investments and other assets, as well as from increased proceeds from the sale of investments and other assets. For the year ended December 31, 1998, net cash used in investing activities decreased $469.2 million from 1997, to $778.8 million, due primarily to proceeds from divestitures.

         For the year ended December 31, 1999, net cash used in financing activities decreased $387.0 million, to $554.4 million, compared with $941.4 million in 1998, due primarily to a net increase in proceeds from long-term debt partially offset by funds used to repurchase our common stock. For the year ended December 31, 1998, net cash used in financing activities decreased $188.4 million, to $941.4 million, compared with $1.1 billion in the prior year, due primarily to a decrease in the amount of reduction of debt. We paid cash dividends totaling $291.4 million, $295.3 million and $293.8 million in 1999, 1998 and 1997, respectively.

         We expect that the principal use of funds for the foreseeable future will be for capital expenditures and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, buildings and facilities, land, and software, as well as acquisitions and joint ventures. We estimate that gross capital expenditures during 2000, excluding acquisition and joint venture activities as well as anticipated proceeds from divestitures, will be approximately $1.0 billion. Total capital expenditures for 2000 will depend to a significant extent on the level of our acquisition and joint venture activities, capital requirements for new business and proceeds from divestitures. We anticipate that cash reserves, cash flows from operations and unused borrowing capacity under the existing lines of credit will provide sufficient funds to meet our needs for at least the next year.


ITEM 8. Financial Statements and Supplementary Data

         Index to Financial Statements and Financial Statement Schedule     Page

         Independent Auditors' Report....................................    19

         Consolidated Statements of Income for the years ended
            December 31, 1999, 1998 and 1997.............................    20

         Consolidated Balance Sheets as of December 31, 1999 and 1998....    21

         Consolidated Statements of Shareholders' Equity and
            Comprehensive Income as of and for the years ended
            December 31, 1999, 1998 and 1997.............................    22

         Consolidated Statements of Cash Flows for the years
            ended December 31, 1999, 1998 and 1997.......................    23

         Notes to Consolidated Financial Statements......................    24

         Financial Statement Schedule II - Valuation and
            Qualifying Accounts..........................................    51

Independent Auditors' Report

The Board of Directors
Electronic Data Systems Corporation:

         We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Dallas, Texas
February 1, 2000

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                                                Years Ended December 31,
                                                                                        ------------------------------------------
                                                                                            1999          1998          1997
                                                                                        ------------------------------------------
Revenues.............................................................................   $  18,534.2   $  16,891.0     $  15,235.6
                                                                                        ------------------------------------------

Costs and expenses
     Cost of revenues................................................................      15,170.6      13,938.2        12,164.1
     Selling, general and administrative.............................................       1,852.6       1,837.9         1,528.3
     Restructuring and other charges (Note 18).......................................       1,038.3          48.1           329.6
                                                                                        ------------------------------------------
        Total costs and expenses.....................................................      18,061.5      15,824.2        14,022.0
                                                                                        ------------------------------------------
        Operating income.............................................................         472.7       1,066.8         1,213.6
                                                                                        ------------------------------------------
Other income (expense)
     Interest expense and other, net.................................................         185.0          17.3           (72.0)
     Gain on sale of stock of subsidiary (Note 8)....................................             -          49.6             -
                                                                                        ------------------------------------------
        Total other income (expense).................................................         185.0          66.9           (72.0)
                                                                                        ------------------------------------------
        Income before income taxes...................................................         657.7       1,133.7         1,141.6
Provision for income taxes...........................................................         236.8         390.3           411.0
                                                                                        ------------------------------------------
        Net income...................................................................   $     420.9   $     743.4     $     730.6
                                                                                        ==========================================
Basic earnings per share of common stock.............................................   $      0.87   $      1.51     $       1.49
                                                                                        ==========================================
Diluted earnings per share of common stock...........................................   $      0.85   $      1.50     $       1.48
                                                                                        ==========================================

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)


                                                                                                            December 31,
                                                                                                      -----------------------
                                                                                                         1999         1998
                                                                                                      -----------------------
ASSETS
Current assets
     Cash and cash equivalents.....................................................................   $   537.2     $ 1,038.8
     Marketable securities.........................................................................       191.5         272.9
     Accounts receivable, net......................................................................     4,423.4       3,835.0
     Prepaids and other............................................................................       725.6         486.6
                                                                                                      -----------------------
        Total current assets.......................................................................     5,877.7       5,633.3
                                                                                                      -----------------------
Property and equipment, net........................................................................     2,459.8       2,708.1
                                                                                                      -----------------------
Operating and other assets
     Investments and other assets..................................................................     1,483.6       1,717.6
     Software, goodwill and other intangibles, net.................................................     2,701.2       1,467.1
                                                                                                      -----------------------
        Total operating and other assets...........................................................     4,184.8       3,184.7
                                                                                                      -----------------------
           Total assets............................................................................   $12,522.3     $11,526.1
                                                                                                      =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities......................................................   $ 3,690.7     $ 2,840.9
     Deferred revenue..............................................................................       718.3         593.3
     Income taxes..................................................................................        93.4         174.9
     Current portion of long-term debt.............................................................       493.6          47.7
                                                                                                      -----------------------
        Total current liabilities..................................................................     4,996.0       3,656.8
                                                                                                      -----------------------
Deferred income taxes..............................................................................       268.2         362.6
                                                                                                      -----------------------
Long-term debt, less current portion...............................................................     2,215.7       1,184.3
                                                                                                      -----------------------
Redeemable preferred stock of subsidiaries, minority interests, and other long-term liabilities....       507.8         405.9
                                                                                                      -----------------------
Commitments and contingencies
Shareholders' equity
     Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued...................           -             -
     Common stock, $.01 par value; authorized 2,000,000,000 shares;
        493,415,265 shares issued at December 31, 1999; 493,131,404 shares
         issued at December 31, 1998...............................................................         4.9           4.9
     Additional paid-in capital....................................................................       971.9         958.3
     Retained earnings.............................................................................     5,179.2       5,049.7
     Accumulated other comprehensive income........................................................       (79.7)        (96.2)
     Treasury stock, at cost, 27,222,631 and 7,160 shares at
        December 31, 1999 and 1998, respectively...................................................    (1,541.7)         (0.2)
                                                                                                      -----------------------
           Total shareholders' equity..............................................................     4,534.6       5,916.5
                                                                                                      -----------------------
               Total liabilities and shareholders' equity..........................................   $12,522.3     $11,526.1
                                                                                                      =======================

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in millions)

                                                                           Accumulated
                                             Common Stock                     Other               Treasury Stock
                                        ---------------------   Additional   Compre-             -----------------  Consolidated
                                           Shares                Paid-in     hensive  Retained   Shares             Shareholders'
                                        Outstanding    Amount    Capital     Income   Earnings    Held      Amount     Equity
                                        -----------------------------------------------------------------------------------------
Balance at December 31, 1996..........      487.2       $4.9      $682.8    $ (98.2)   $4,200.6    0.4  $      (7.0)   $4,783.1
   Comprehensive income:
      Net income......................          -          -           -          -       730.6      -            -       730.6
      Currency translation adjustment.          -          -           -      (82.4)          -      -            -       (82.4)
      Unrealized gains on securities,
        net of tax effect of $14.7 and
        reclassification adjustment...          -          -           -       27.8           -      -            -        27.8
                                                                                                                       ---------
      Total comprehensive income......                                                                                    676.0
                                                                                                                       ---------
   Dividends declared.................          -          -           -          -      (293.8)     -            -      (293.8)
   Stock award transactions...........        4.4          -       172.9          -           -   (0.4)         7.0       179.9
   Preacquisition losses of a
      previous cost basis investee....          -          -           -          -       (35.8)     -            -       (35.8)
                                        ----------------------------------------------------------------------------------------

Balance at December 31, 1997..........      491.6        4.9       855.7     (152.8)    4,601.6      -            -     5,309.4
   Comprehensive income:
      Net income......................          -          -           -          -       743.4      -            -       743.4
      Currency translation adjustment.          -          -           -        5.3           -      -            -         5.3
      Unrealized gains on securities,
        net of tax effect of $34.3 and
        reclassification adjustment...          -          -           -       51.3           -      -            -        51.3
                                                                                                                       ---------
      Total comprehensive income......                                                                                    800.0
                                                                                                                       ---------
   Dividends declared.................          -          -           -          -      (295.3)     -            -      (295.3)
   Stock award transactions...........        1.5          -       102.6          -           -   (2.2)        93.1       195.7
   Purchase of treasury shares........          -          -           -          -           -    2.2        (93.3)      (93.3)
                                        ----------------------------------------------------------------------------------------

Balance at December 31, 1998..........      493.1        4.9       958.3      (96.2)    5,049.7      -         (0.2)    5,916.5
   Comprehensive income:
      Net income......................          -          -           -          -       420.9      -            -       420.9
      Currency translation adjustment.          -          -           -     (163.1)          -      -            -      (163.1)
      Unrealized gains on securities,
        net of tax effect of $146.5 and
        reclassification adjustment...          -          -           -      186.7           -      -            -       186.7
      Minimum pension liability,
        net of tax effect of $4.0.....          -          -           -       (7.1)          -      -            -        (7.1)
                                                                                                                       ---------
      Total comprehensive income......                                                                                    437.4
                                                                                                                       ---------
   Dividends declared.................          -          -           -          -      (291.4)     -            -      (291.4)
   Stock award transactions...........        0.3          -        13.6          -           -   (7.4)       294.2       307.8
   Purchase of treasury shares........          -          -           -          -           -   34.6     (1,835.7)   (1,835.7)
                                        ----------------------------------------------------------------------------------------

Balance at December 31, 1999..........      493.4       $4.9      $971.9    $ (79.7)   $5,179.2   27.2    $(1,541.7)   $4,534.6
                                        ========================================================================================

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                              Years Ended December 31,
                                                                                       ---------------------------------------
                                                                                           1999          1998         1997
                                                                                       ---------------------------------------
Cash Flows from Operating Activities
     Net income.....................................................................   $     420.9    $    743.4    $    730.6
                                                                                       ---------------------------------------
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization............................................       1,435.8       1,393.7       1,208.5
           Deferred compensation....................................................         112.9         156.2         103.2
           Asset writedowns.........................................................         129.2          70.3         204.3
           Gain on sale of stock of subsidiary......................................             -         (49.6)            -
           Other....................................................................        (222.4)       (145.6)         83.9
           Changes in operating assets and liabilities, net of
               effects of acquired companies:
                 Accounts receivable................................................          20.7        (129.3)       (209.7)
                 Prepaids and other.................................................         (88.7)       (155.9)        (77.9)
                 Accounts payable and accrued liabilities...........................         367.6         181.2         263.4
                 Deferred revenue...................................................         162.1         133.7        (148.7)
                 Income taxes payable...............................................        (275.7)       (110.5)         32.5
                                                                                       ---------------------------------------
                    Total adjustments...............................................       1,641.5       1,344.2       1,459.5
                                                                                       ---------------------------------------
     Net cash provided by operating activities......................................       2,062.4       2,087.6       2,190.1
                                                                                       ---------------------------------------

Cash Flows from Investing Activities
     Proceeds from sales of marketable securities...................................         278.5         134.1          90.8
     Proceeds from investments and other assets.....................................         411.1         271.4         255.4
     Proceeds from divestitures.....................................................          66.5         408.4          36.5
     Payments for purchases of property and equipment...............................        (684.9)       (870.3)       (769.2)
     Payments for investments and other assets......................................        (222.8)       (440.6)       (308.8)
     Payments related to acquisitions, net of cash acquired.........................      (1,722.1)       (108.1)       (180.4)
     Payments for purchases of software and other intangibles.......................        (113.7)       (110.0)       (132.3)
     Payments for purchases of marketable securities................................         (47.2)       (120.8)       (326.2)
     Other..........................................................................         160.2          57.1          86.2
                                                                                       ---------------------------------------
     Net cash used in investing activities..........................................      (1,874.4)       (778.8)     (1,248.0)
                                                                                       ---------------------------------------

Cash Flows from Financing Activities
     Proceeds from commercial paper and long-term debt..............................      30,366.2       7,254.8       8,377.3
     Payments on commercial paper and long-term debt................................     (28,955.8)     (7,911.7)     (9,155.3)
     Purchase of treasury stock.....................................................      (1,835.7)        (93.3)            -
     Employee stock transactions and related tax benefits...........................         162.3          39.0          76.8
     Dividends paid.................................................................        (291.4)       (295.3)       (293.8)
     Proceeds from sale of stock of subsidiaries....................................             -          65.1         553.3
     Redemption of stock of subsidiaries............................................             -             -        (688.1)
                                                                                       ---------------------------------------
     Net cash used in financing activities..........................................        (554.4)       (941.4)     (1,129.8)
                                                                                       ---------------------------------------
Effect of exchange rate changes on cash and cash equivalents........................        (135.2)         (6.0)        (14.8)
                                                                                       ---------------------------------------
Net increase (decrease) in cash and cash equivalents................................        (501.6)        361.4        (202.5)
Cash and cash equivalents at beginning of year......................................       1,038.8         677.4         879.9
                                                                                       ---------------------------------------
Cash and cash equivalents at end of year............................................   $     537.2     $ 1,038.8    $    677.4
                                                                                       =======================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information processing facilities, business operations and related personnel. As used herein, the terms "EDS" and the "Company" refer to Electronic Data Systems Corporation, and its consolidated subsidiaries.

Principles of Consolidation

         The consolidated financial statements include the accounts of EDS and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investments in companies in which it does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

Earnings Per Share

         Basic earnings per share of common stock is computed using the weighted-average number of EDS common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and restricted stock units that would have had a dilutive effect on earnings per share. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                             Years Ended December 31,
                                                             ------------------------
                                                                 1999   1998   1997
                                                             ------------------------
         Basic earnings per share of common stock:
            Weighted-average common shares outstanding.....     486.2  492.2  489.8
         Effect of dilutive securities (Note 10):
            Restricted stock units.........................       6.0    2.7    3.7
            Stock options..................................       5.8    0.6    0.4
                                                             ------------------------
         Diluted earnings per share:
            Weighted-average common and common equivalent
               shares outstanding..........................     498.0  495.5  493.9
                                                             ========================

         Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include restricted stock units of 0.4 million and 5.4 million shares for the years ended December 31, 1998 and 1997, respectively, and options to purchase
1.6 million, 9.6 million and 10.1 million shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively.

Marketable Securities

         Marketable securities at December 31, 1999 and 1998 consist of government and agency obligations, corporate debt, and corporate equity securities. The Company classifies all of its debt and marketable equity securities as available-for-sale, and they are recorded at fair value. Unrealized holding gains, net of the related tax effect, totaling $261.5 million, $74.8 million and $23.5 million at December 31, 1999, 1998 and 1997, respectively, are excluded from earnings and are reported as a component of shareholders' equity until realized. Any decline in the fair value of an available-for-sale security below its cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Property and Equipment

         Property and equipment are carried at cost. Depreciation of property and equipment is calculated using the straight-line method over the lesser of the asset's estimated useful life, the life of the related customer contract, or the term of the lease in the case of leasehold improvements. The ranges of estimated useful lives are as follows:

                                                                         Years
                                                                         -----
         Buildings....................................................   20-40
         Facilities...................................................    5-20
         Computer equipment...........................................    3-8
         Other equipment and furniture................................    3-15

Software, Goodwill and Other Intangibles

         Software purchased by the Company and utilized in designing, installing and operating business information and communications systems is capitalized and amortized on a straight-line basis over a two- to five-year period. Costs of developing and maintaining software systems are incurred primarily in connection with client contracts and are considered contract costs. Software development costs for computer software that is sold, leased or otherwise marketed as a separate product or as part of a product or process that are incurred subsequent to establishing technological feasibility are capitalized. Effective January 1, 1999, software development costs that are incurred to meet the Company's internal needs are capitalized. Amounts capitalized as software development costs are amortized on a straight-line basis over three years.

         The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or independent appraisals. Such lives range from two to ten years. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the useful life. The useful life is determined based on the individual characteristics of the acquired entity and ranges from five to forty years.

         The Company periodically evaluates the carrying amounts of goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the acquired operation over the remaining useful lives of the related goodwill. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to future undiscounted cash flows. The assessment of the recoverability of goodwill will be affected if estimated future operating cash flows are not achieved.

Revenue Recognition

         The Company provides services under level-of-effort and fixed-price contracts, which generally extend up to ten years. Under level-of-effort contracts, revenue is recognized as services are provided to the client in accordance with contractual billing schedules. For certain fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage that incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses are made in the period in which the loss first becomes apparent. Revenue under non-refundable fixed-price contracts for software licenses is recognized after the software has been delivered and all significant uncertainties regarding customer acceptance have expired. The portion of the fixed-fee revenue related to maintenance is deferred and recognized ratably over the contract period.

         Deferred revenues of $718.3 million and $593.3 million at December 31, 1999 and 1998, respectively, represent billings in excess of costs and related profits on certain contracts. Included in accounts receivable are unbilled receivables of $999.5 million and $821.0 million at December 31, 1999 and 1998, respectively. Unbilled receivables represent costs and related profits in excess of billings on certain fixed-price contracts. Unbilled receivables were not billable at the balance sheet date but are recoverable over the remaining life of the contract through billings that will be made in accordance with contractual agreements. Of the unbilled receivables at December 31, 1999, billings to such clients totaling $143.2 million are expected to be collected in 2001 and thereafter. A specific client's unbilled receivable balance may not be directly decreased for such future years' billings because additional costs may also be incurred in the future in accordance with the contractual agreements.

Currency Translation

         Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income, but are reflected as a component of shareholders' equity. Cumulative currency translation adjustment losses included in shareholders' equity were $334.1 million, $171.0 million and $176.3 million at December 31, 1999, 1998 and 1997, respectively. Non-functional currency transaction gains and losses, net of income taxes, are included in determining net income and were a gain of $1.0 million, a loss of $8.5 million and a gain of $3.9 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

Comprehensive Income

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The related tax effect allocated to each component of other comprehensive income is as follows (in millions):


                                                                                                  December 31, 1999
                                                                                     -------------------------------------------
                                                                                     Before Tax      Tax (Expense)    Net of Tax
                                                                                       Amount           Benefit         Amount
                                                                                     -------------------------------------------
         Foreign currency translation adjustments.................................      $(163.1)         $     -       $(163.1)
                                                                                     -------------------------------------------
         Minimum pension liability adjustment.....................................        (11.1)             4.0          (7.1)
                                                                                     -------------------------------------------
         Unrealized holding gains on securities:
            Unrealized holding gains arising during the period....................        406.9           (146.5)        260.4
            Reclassification adjustment for gains realized in income..............       (115.2)            41.5         (73.7)
                                                                                     -------------------------------------------
            Net unrealized gains..................................................        291.7           (105.0)        186.7
                                                                                     -------------------------------------------
         Other comprehensive income...............................................      $ 117.5          $(101.0)     $   16.5
                                                                                     ===========================================

         For the years ended December 31, 1998 and 1997, reclassification adjustments for gains (losses) realized in income were $15.0 million and $(2.5) million, respectively, net of the related tax expense (benefit) of $5.4 million and $(0.9) million, respectively.

Income Taxes

         The Company provides for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The deferral method is used to account for investment tax credits.

Statements of Cash Flows

         The Company considers the following items with original maturities of three months or less, to be cash equivalents: certificates of deposit, commercial paper, repurchase agreements and money market funds.

Financial Instruments

         The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 (in millions):

                                                                                              December 31,
                                                                           ---------------------------------------------------
                                                                                    1999                       1998
                                                                           ---------------------------------------------------
                                                                            Carrying     Estimated     Carrying      Estimated
                                                                             Amount     Fair Value      Amount      Fair Value
                                                                           ---------------------------------------------------
         Current available-for-sale marketable securities (Note 2).....    $    191.5   $    191.5    $    272.9    $    272.9
         Investment in securities, joint ventures and partnerships,
            excluding equity method investments (Note 4)...............         476.2        485.2         564.8         584.1
         Long-term debt (Note 7).......................................      (2,709.3)    (2,806.4)     (1,232.0)     (1,332.7)
         Redeemable preferred stock of subsidiaries and related
            interest rate swap agreements (Note 8).....................        (175.0)      (175.0)       (175.0)       (175.0)
         Foreign exchange forward contracts,
            net asset (liability) (Note 12)............................         (12.5)       (12.5)          3.4           3.4

         Current available-for-sale marketable securities are carried at their estimated fair value based on current market quotes. The fair values of certain long-term investments are estimated based on quoted market prices for these or similar investments. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The fair value of long-term debt and redeemable preferred stock of subsidiaries, including related interest rate swap agreements, is estimated based on the current rates offered to the Company for instruments with similar terms, degree of risk and remaining maturities. The fair value of foreign exchange forward contracts is based on the estimated amount to settle the contracts using current market exchange rates. The carrying value of other financial instruments, such as cash equivalents, accounts and notes receivable, and accounts payable, approximates their fair value.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Concentration of Credit Risk

         Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients forming the Company's client base and their dispersion across different industries and geographic areas. Accounts receivable are shown net of allowances of $95.2 million and $144.7 million at December 31, 1999 and 1998, respectively.

Stock-Based Compensation

         The Company recognizes compensation cost over the vesting period for the difference between the quoted market price of an award at the date of grant and the purchase or exercise price of the share.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

         The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

         Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

NOTE 2: MARKETABLE SECURITIES

         The following is a summary of current available-for-sale marketable securities at December 31, 1999 and 1998 (in millions):


                                                                                             December 31, 1999
                                                                            --------------------------------------------------
                                                                                            Gross        Gross
                                                                            Amortized    Unrealized   Unrealized     Estimated
                                                                               Cost         Gains       Losses      Fair Value
                                                                            --------------------------------------------------

         Government and agency obligations...............................     $113.2       $     -       $(2.7)        $110.5
         Other debt securities...........................................       60.4             -        (1.9)          58.5
                                                                              -----------------------------------------------
            Total debt securities........................................      173.6             -        (4.6)         169.0
         Equity securities...............................................       22.3           0.4        (0.2)          22.5
                                                                              -----------------------------------------------
            Total current available-for-sale securities..................     $195.9          $0.4       $(4.8)        $191.5
                                                                              ===============================================
                                                                                             December 31, 1998
                                                                            --------------------------------------------------
                                                                                            Gross        Gross
                                                                            Amortized    Unrealized   Unrealized     Estimated
                                                                               Cost         Gains       Losses      Fair Value
                                                                            --------------------------------------------------
         Government and agency obligations...............................     $187.4        $  3.9       $(0.2)        $191.1
         Other debt securities...........................................       68.7           1.0        (0.1)          69.6
                                                                              -----------------------------------------------
            Total debt securities........................................      256.1           4.9        (0.3)         260.7
         Equity securities...............................................        4.2           8.0           -           12.2
                                                                              -----------------------------------------------
            Total current available-for-sale securities..................     $260.3         $12.9       $(0.3)        $272.9
                                                                              ===============================================

         Non-current securities are included in Investments and Other Assets (see Note 4). In addition, at December 31, 1999 and 1998, certain available-for-sale marketable securities with carrying amounts of $422.5 million and $197.3 million, including unrealized gains of $407.4 million and $103.4 million, respectively, were classified as Investments and Other Assets. Such classification resulted from the Company's intent to hold the securities for greater than one year.

         The amortized cost and estimated fair value of current debt securities at December 31, 1999, by contractual maturity, are shown below (in millions). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.
                                                           December 31, 1999
                                                       -------------------------
                                                       Amortized      Estimated
                                                          Cost       Fair Value
                                                       -------------------------
         Debt securities:
            Due in one year or less...................   $ 20.1         $ 20.1
            Due after one year through five years.....    153.5          148.9
                                                         ---------------------
               Total debt securities..................   $173.6         $169.0
                                                         =====================

         The following table summarizes sales of available-for-sale securities for the years ended December 31, 1999, 1998 and 1997 (in millions). Specific identification was used to determine cost in computing realized gain or loss.

                                                                                                   Years Ended December 31,
                                                                                                  --------------------------
                                                                                                   1999       1998      1997
                                                                                                  --------------------------
         Proceeds from sales...................................................................   $278.5     $134.1    $90.8
         Gross realized gains..................................................................   $ 91.0     $ 32.2    $   -
         Gross realized losses.................................................................   $ (0.2)    $    -    $(1.4)

NOTE 3: PROPERTY AND EQUIPMENT (IN MILLIONS)

                                                                                                             December 31,
                                                                                                        ----------------------
                                                                                                           1999         1998
                                                                                                        ----------------------
         Land.......................................................................................    $   139.3    $   136.1
         Buildings and facilities...................................................................      1,232.3      1,146.7
         Computer equipment.........................................................................      4,775.0      4,975.9
         Other equipment and furniture..............................................................        559.6        683.6
                                                                                                        ----------------------
            Subtotal................................................................................      6,706.2      6,942.3
         Less accumulated depreciation..............................................................     (4,246.4)    (4,234.2)
                                                                                                        ----------------------
            Total...................................................................................    $ 2,459.8    $ 2,708.1
                                                                                                        ======================

NOTE 4: INVESTMENTS AND OTHER ASSETS (IN MILLIONS)

                                                                                                              December 31,
                                                                                                         ---------------------
                                                                                                            1999        1998
                                                                                                         ---------------------
         Lease contracts receivable (net of principal and interest on non-recourse debt).............    $  329.4     $  340.5
         Estimated residual values of leased assets (not guaranteed).................................       240.0        267.5
         Unearned income, including deferred investment tax credits..................................      (206.5)      (223.7)
                                                                                                         ---------------------
            Total investment in leveraged leases (excluding deferred taxes of $306.3
               and $305.7 at December 31, 1999 and 1998, respectively)...............................       362.9        384.3
         Investment in securities, joint ventures and partnerships...................................       522.6        626.9
         Deferred pension costs......................................................................       159.0        263.8
         Deferred software license fees..............................................................       179.4        211.3
         Other ......................................................................................       259.7        231.3
                                                                                                         ---------------------
            Total....................................................................................    $1,483.6     $1,717.6
                                                                                                         =====================

         Financing leases that are financed with non-recourse borrowings at lease inception are accounted for as leveraged leases. Such borrowings are secured by substantially all of the lessor's rights under the lease plus the residual value of the asset. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. A portion of the Company's leveraged lease portfolio is concentrated within the airline industry. The Company historically has not experienced credit losses from these transactions, and the portfolios are diversified among unrelated lessees.

         Investment in securities, joint ventures and partnerships includes investments accounted for under the equity method of $46.4 million and $62.1 million at December 31, 1999 and 1998, respectively. A decline in the market value of any investment that is deemed to be other than temporary is charged to earnings.

NOTE 5: SOFTWARE, GOODWILL AND OTHER INTANGIBLES (IN MILLIONS)

                                                                                                             December 31,
                                                                                                       -----------------------
                                                                                                          1999         1998
                                                                                                       -----------------------
         Software..................................................................................    $   981.5     $   928.2
         Goodwill..................................................................................      2,751.8       1,392.8
         Other intangibles.........................................................................        396.0         468.3
                                                                                                       -----------------------
            Subtotal...............................................................................      4,129.3       2,789.3
         Less accumulated amortization.............................................................     (1,428.1)     (1,322.2)
                                                                                                       -----------------------
            Total..................................................................................    $ 2,701.2     $ 1,467.1
                                                                                                       =======================

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (IN MILLIONS)

                                                                                                              December 31,
                                                                                                        ----------------------
                                                                                                           1999         1998
                                                                                                        ----------------------
         Accounts payable............................................................................   $  378.1      $  329.8
         Contract-related............................................................................      726.0         743.7
         Payroll-related.............................................................................    1,080.8         849.5
         Restructuring...............................................................................      462.8          33.8
         Property, sales and franchise taxes.........................................................      150.4         191.8
         Other.......................................................................................      892.6         692.3
                                                                                                        ----------------------
            Total....................................................................................   $3,690.7      $2,840.9
                                                                                                        ======================

NOTE 7: LONG-TERM DEBT (IN MILLIONS)

                                                                                                             December 31,
                                                                                                        ----------------------
                                                                                                           1999        1998
                                                                                                        ----------------------
         Commercial paper, weighted-average interest rate of 5.81%...................................   $   66.5     $       -
         Notes payable, fixed rate, weighted-average interest rate of 7.04%,
            due 2000 to 2029, net of discount........................................................    2,524.5       1,214.2
         Short-term line of credit, weighted average interest rate of 6.01%..........................      102.7             -
         Other.......................................................................................       15.6          17.8
                                                                                                        ----------------------
            Subtotal.................................................................................    2,709.3       1,232.0
         Less current portion of long-term debt......................................................     (493.6)        (47.7)
                                                                                                        ----------------------
            Total....................................................................................   $2,215.7      $1,184.3
                                                                                                        ======================

         Commercial paper is classified as non-current debt, as it is intended to be maintained on a long-term basis, with ongoing credit availability provided by the Company's revolving, committed lines of credit. The Company maintains a credit agreement with a syndicate of banks that provides for $1.2 billion of committed lines of credit, of which $625.0 million expires in 2000, with the option to convert any outstanding amounts under these lines into term loans that mature in 2002. The remaining $625.0 million expires in 2004. The Company pays annual commitment fees of 0.05% to 0.075% on the unused portion of the lines of credit.

         During 1999, the Company issued debt instruments in the principal amount of $1.5 billion. These notes include $500.0 million that bear interest at the rate of 6.85% and mature in 2004, $700.0 million that bear interest at the rate of 7.125% and mature in 2009, and $300.0 million that bear interest at the rate of 7.45% and mature in 2029. Such notes were issued to fund the repurchase of 27.0 million shares of the Company's common stock. (See Note 12 for a discussion of related interest rate swap agreements.)

         Maturities of long-term debt for years subsequent to December 31, 1999, are as follows (in millions):

         2000......................................................................................................   $  493.6
         2001......................................................................................................       10.3
         2002......................................................................................................        3.2
         2003......................................................................................................        2.9
         2004......................................................................................................      567.9
         Thereafter................................................................................................    1,631.4
                                                                                                                      --------
            Total..................................................................................................   $2,709.3
                                                                                                                      ========

         The Company's credit facilities and the indentures governing its long-term notes contain certain financial and other covenants, including the maintenance of a minimum net worth and restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. As of December 31, 1999, the Company was in compliance with all of these covenants.

NOTE 8: REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES, MINORITY INTERESTS, AND OTHER LONG-TERM LIABILITIES

         At December 31, 1999, 1998 and 1997, a consolidated subsidiary of the Company had redeemable preferred stock outstanding of $175.0 million. Holders of the preferred shares have the right to redeem such shares from 2001 to 2003 for cash equal to the issue amount plus cumulative unpaid dividends. Dividends on such preferred shares are cumulative from the effective date of issue at fixed rates ranging from 6.95% to 7.7%. (See Note 12 for a discussion of related interest rate swap agreements.) The preferred shares are non-voting and provide the holders with a priority position with respect to any class of the issuing subsidiary's stock in the event of dissolution. The Company may call the redeemable preferred stock outstanding in 2003.

         In June 1998, Unigraphics Solutions Inc., a then wholly owned subsidiary of the Company, sold five million shares of its Class A common stock, representing 13.8% of its total outstanding common stock, in an initial public offering. Net proceeds from the offering were $65.1 million. The Company recognized a gain on the sale of stock of this subsidiary of $49.6 million. Income taxes have not been provided for this gain, as the Company believes that it will recover its basis in the shares sold in a tax-free manner.

NOTE 9: INCOME TAXES

         The provision for income tax expense is summarized as follows (in millions):

                                                                                      U.S.
                                                                                    Federal    Non-U.S.     State       Total
                                                                                    -----------------------------------------
         Year Ended December 31, 1999
         Current................................................................    $ 457.3    $ 249.1    $  20.4     $ 726.8
         Deferred...............................................................     (298.9)    (167.5)     (23.6)     (490.0)
                                                                                    -----------------------------------------
            Total...............................................................    $ 158.4   $   81.6   $   (3.2)    $ 236.8
                                                                                    =========================================

         Year Ended December 31, 1998
         Current................................................................    $ 391.8    $ 121.6    $  58.2     $ 571.6
         Deferred...............................................................     (169.0)       9.7      (22.0)     (181.3)
                                                                                    -----------------------------------------
            Total...............................................................    $ 222.8    $ 131.3    $  36.2     $ 390.3
                                                                                    =========================================

         Year Ended December 31, 1997
         Current................................................................    $ 243.9   $   60.3    $  32.4     $ 336.6
         Deferred...............................................................       51.7       11.7       11.0        74.4
                                                                                    -----------------------------------------
            Total...............................................................    $ 295.6   $   72.0    $  43.4     $ 411.0
                                                                                    =========================================

         Income before income taxes included the following components (in millions):

                                                                                                 Years Ended December 31,
                                                                                             --------------------------------
                                                                                              1999        1998         1997
                                                                                             --------------------------------
         U.S. Income......................................................................   $635.4     $  806.2     $1,017.8
         Non-U.S. Income..................................................................     22.3        327.5        123.8
                                                                                             --------------------------------
            Total.........................................................................   $657.7     $1,133.7     $1,141.6
                                                                                             ================================

         A reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to the actual income tax expense follows (in millions):


                                                                                                 Years Ended December 31,
                                                                                             --------------------------------
                                                                                              1999        1998         1997
                                                                                             --------------------------------
         Income before income taxes.......................................................   $657.7     $1,133.7     $1,141.6
         Statutory U.S. federal income tax................................................    230.2        396.8        399.6
         State income tax, net............................................................     14.5         23.5         28.2
         Non-U.S. taxes, net of credit....................................................     11.1          4.8          3.0
         Non-deductible goodwill..........................................................     33.3         32.6         18.0
         Research & experimentation credits...............................................    (37.4)       (36.8)       (28.0)
         Prior year valuation allowance release...........................................     (4.2)       (35.0)           -
         IPO of subsidiary stock..........................................................        -        (17.4)           -
         Other............................................................................    (10.7)        21.8         (9.8)
                                                                                             --------------------------------
            Total.........................................................................   $236.8    $   390.3    $   411.0
                                                                                             ================================
         Effective income tax rate........................................................     36.0%        34.4%        36.0%
                                                                                             ================================

         The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows (in millions):

                                                                                                  December 31,
                                                                                 --------------------------------------------
                                                                                          1999                 1998
                                                                                 --------------------------------------------
                                                                                  Assets   Liabilities   Assets   Liabilities
                                                                                 --------------------------------------------
         Leasing basis differences...........................................    $    8.9    $  404.6     $    -     $  491.5
         Accrual accounting differences......................................       200.3       269.1      181.6        246.1
         Employee benefit plans..............................................        20.1       103.1       22.4        111.9
         Depreciation/amortization differences...............................        52.7       264.9       69.8        269.8
         Net operating loss and tax credit carryforwards.....................       296.9           -      251.4            -
         Employee-related compensation.......................................       406.4           -      179.4            -
         Other...............................................................       386.0       350.5      273.9        249.0
                                                                                 --------------------------------------------
            Subtotal.........................................................     1,371.3     1,392.2      978.5      1,368.3
         Less valuation allowance............................................       (96.8)          -      (90.0)           -
                                                                                 --------------------------------------------
            Total deferred taxes.............................................    $1,274.5    $1,392.2     $888.5     $1,368.3
                                                                                 ============================================

         The net changes in the total valuation allowance for the years ended December 31, 1999, 1998 and 1997 were an increase of $6.8 million, a decrease of $86.0 million and an increase in $1.4 million, respectively. Certain of the Company's foreign subsidiaries have net operating loss carryforwards that expire over periods through 2009 and others are unlimited. A majority of the carryforwards with definite expiration periods are included in the valuation allowance. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 10: STOCK PURCHASE AND INCENTIVE PLANS

         Compensation cost charged against income in connection with stock plans was $112.9 million, $156.2 million and $103.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between the quoted market price as of the date of the grant and the purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan. Pro forma net income and earnings per share disclosures, as required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, are computed as if the Company recorded compensation expense based on the fair value for stock-based awards and are as follows (in millions, except per share amounts):

                                                                                                    Years Ended December 31,
                                                                                                 ----------------------------
                                                                                                  1999       1998       1997
                                                                                                 ----------------------------
         Net income
            As reported.......................................................................   $420.9     $743.4     $730.6
            Pro forma.........................................................................   $376.2     $710.7     $701.5

         Earnings per share of common stock:
            Basic
              As reported.....................................................................   $  0.87    $  1.51    $  1.49
              Pro forma.......................................................................   $  0.77    $  1.44    $  1.43

            Diluted
              As reported.....................................................................   $  0.85    $  1.50    $  1.48
              Pro forma.......................................................................   $  0.76    $  1.43    $  1.42

         The weighted-average fair value of options granted during the year was $17.98, $14.07 and $14.48 for 1999, 1998 and 1997, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: dividend yields of 1.2%, 1.5% and 1.6%; expected volatility of 30.1%, 29.5% and 25.5%; risk-free interest rate of 5.3%, 5.1% and 6.4%; and expected lives of 6.1 years, 7.1 years and 7.8 years.

EDS Stock Purchase Plan

         The EDS Stock Purchase Plan enables EDS employees to purchase up to
57.5 million shares of EDS common stock at 85% of the quoted market price through payroll deductions of up to 10% of their compensation. Shares of EDS common stock purchased under the EDS Stock Purchase Plan may not be sold or transferred within two years of the date of purchase unless they are first offered to EDS at the lesser of the original purchase price or the fair market value on the date of sale. The number of shares available for future sale under the EDS Stock Purchase Plan was 52.2 million shares at December 31, 1999.

PerformanceShare Plan

         The PerformanceShare Plan covers up to 20.0 million shares of EDS common stock and permits the granting of stock-based awards in the form of stock options to eligible employees. The maximum number of shares for which future options may be granted under the provisions of the PerformanceShare Plan was 4.6 million shares at December 31, 1999.

Incentive Plan

         The Incentive Plan covers up to 77.0 million shares of EDS common stock. The Incentive Plan permits the granting of stock-based awards in the form of restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees, officers and non-employee directors. The exercise price for stock options has been equal to the quoted market price on the date of the grant. The maximum number of shares for which additional shares, rights or options may be granted or sold under the provisions of the Incentive Plan was 25.0 million shares at December 31, 1999.

         During the years ended December 31, 1999, 1998 and 1997, 0.9 million,
1.7 million and 5.2 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over a period of five to ten years. The weighted-average fair value of the restricted stock units granted was $55.77, $41.01 and $42.92 for the years ended December 31, 1999, 1998 and 1997, respectively. The quoted market price as of the date of grant is charged to operations over the vesting period. The total unvested number of units at December 31, 1999, was 12.5 million.

         During 1999, in connection with the restructuring activities described in Note 18, the Company recognized compensation expense totaling $51.3 million resulting from changes to vesting conditions for unvested restricted stock units and options pursuant to the Company's officer retention plan. The plan provides for cash benefits and accelerated vesting of restricted stock units and options in the event of termination of employment without cause and other benefits in the event the officer remained employed at the end of the retention period.

         During 1998, the Company recognized compensation expense totaling $49.4 million due to the retirement of its former Chairman and Vice Chairman. Such expense resulted from changes to vesting conditions for unvested restricted stock units and the grant of additional supplemental executive retirement and other cash benefits.

         In 1999, 1998 and 1997, non-employee directors were granted a total of 3,452, 4,411 and 7,349 restricted shares, respectively, of EDS common stock that vest over a three-year period. The quoted market price on the date of grant is charged to expense over the vesting period for these shares.

         A summary of the Company's stock options issued under the PerformanceShare and Incentive Plans during the years ended December 31, 1999, 1998 and 1997, is presented below (in millions, except per share amounts):

                                                                               Years Ended December 31,
                                                         ---------------------------------------------------------------------
                                                                 1999                    1998                     1997
                                                         ---------------------------------------------------------------------
                                                                    Weighted-                Weighted-               Weighted-
                                                                     Average                  Average                 Average
                                                                    Exercise                 Exercise                Exercise
         Fixed Options:                                  Shares       Price      Shares        Price      Shares       Price
                                                         ---------------------------------------------------------------------
         Outstanding at beginning of year.............    32.7         $41        23.2          $41         6.1         $48
         Granted......................................    11.3         $51        11.2          $40        19.0         $39
         Exercised....................................    (1.9)        $38         -              -         -             -
         Forfeited....................................    (4.5)        $42        (1.7)         $41        (1.9)        $39
                                                          ----                    ----                     ----
         Outstanding at end of year...................    37.6         $43        32.7          $41        23.2         $41
                                                          ====                    ====                     ====
         Exercisable..................................     5.9         $39         0.6          $43         -             -
                                                          ====                    ====                     ====

         At December 31, 1999, 21.9 million options outstanding with exercise prices of $36 to $44 had a weighted-average remaining contractual life and exercise price of ten years and $39, respectively, and 15.7 million options with exercise prices of $45 to $61 had a weighted-average remaining contractual life and exercise price of nine years and $49, respectively.

NOTE 11: SEGMENT INFORMATION

         The Company aggregates its client contracts by business line for reporting purposes. Reportable segments consist of systems and technology services, business process management and management consulting. Systems and technology services encompasses systems development, systems integration and systems management. Also included in this area are desktop services, Year 2000 conversions and enterprise software solutions. Business process management focuses on the use of technology to manage various business processes within the client's enterprise, including such activities as remittance processing, procurement logistics, customer relationship management, customer service and training, as well as IT operations. Management consulting services are provided by A.T. Kearney, an EDS subsidiary. Services in this area provide clients with high value-added strategy, operations and information technology capabilities combined with implementation skills that improve overall business performance and competitive positioning.

         The Company uses gross profit, which consists of segment revenues less cost of revenues, to measure segment profit or loss. Revenue and gross profit of foreign operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. Segment gross profit excludes selling, general and administrative expenses; restructuring charges; and asset writedowns that are not allocated to individual segments for management reporting purposes.

         The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                                                                       1999
                                                                                         ------------------------------------
                                                                                                       Gross         Total
                                                                                          Revenue      Profit        Assets
                                                                                         ------------------------------------
         Systems and technology services..............................................   $14,783.8     $2,968.3    $  7,675.3
         Business process management..................................................     2,566.2        340.1       1,465.5
         Management consulting services...............................................     1,151.9        198.6         927.9
         All other....................................................................        32.3       (143.4)      2,453.6
                                                                                         ------------------------------------
            Total.....................................................................   $18,534.2     $3,363.6     $12,522.3
                                                                                         ====================================
                                                                                                       1998
                                                                                         ------------------------------------
                                                                                                       Gross         Total
                                                                                          Revenue      Profit        Assets
                                                                                         ------------------------------------
         Systems and technology services..............................................    $12,969.8    $2,335.7      $5,076.2
         Business process management..................................................      2,580.3       410.2       1,773.5
         Management consulting services...............................................      1,139.4       177.2         841.0
         All other....................................................................        201.5        29.7       3,835.4
                                                                                         ------------------------------------
            Total.....................................................................    $16,891.0    $2,952.8     $11,526.1
                                                                                         ====================================
                                                                                                       1997
                                                                                         ------------------------------------
                                                                                                       Gross         Total
                                                                                          Revenue      Profit        Assets
                                                                                         ------------------------------------
         Systems and technology services..............................................   $11,934.7     $2,723.9      $4,914.8
         Business process management..................................................     1,918.9        351.5       1,761.6
         Management consulting services...............................................       969.2        130.5         610.4
         All other....................................................................       412.8       (134.4)      3,887.3
                                                                                         ------------------------------------
            Total.....................................................................   $15,235.6     $3,071.5     $11,174.1
                                                                                         ====================================

         Amounts reported in prior years have been reclassified to conform to the 1999 presentation.

         The following is a summary of depreciation and amortization included in the calculation of gross profit above (in millions):

                                                                                                   Years Ended December 31,
                                                                                              ----------------------------------
                                                                                               1999         1998         1997
                                                                                              ----------------------------------
         Systems and technology services................................................      $  592.8     $  685.7     $  604.8
         Business process management....................................................         117.4        223.2        189.5
         Management consulting services.................................................          44.2         45.9         41.9
         All other......................................................................         488.0        284.1        245.7
                                                                                              ----------------------------------
            Total.......................................................................      $1,242.4     $1,238.9     $1,081.9
                                                                                              ==================================

         Depreciation amounts reported in 1998 and 1997 for systems and technology services and business process management include depreciation related to certain leveraged corporate assets classified in the "all other" category. In 1999, depreciation related to these assets is included in the "all other" category.

         Depreciation and amortization of $193.4 million, $154.8 million and $126.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, are included in selling, general and administrative expenses.

         Total assets in the "all other" category include $914.6 million, $2,655.2 million and $2,802.7 million of unallocated assets, primarily certain intangible assets, corporate fixed assets and investments and foreign exchange rate differences as of December 31, 1999, 1998 and 1997, respectively.

         The following reconciles segment gross profit to the Company's consolidated operating income for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                                                                  Years Ended December 31,
                                                                                            ------------------------------------
                                                                                              1999          1998          1997
                                                                                            ------------------------------------
         Total gross profit for reportable segments..................................       $ 3,363.6    $ 2,952.8     $ 3,071.5
         Selling, general and administrative.........................................        (1,852.6)    (1,837.9)     (1,528.3)
         Restructuring and other charges.............................................        (1,038.3)       (48.1)       (329.6)
                                                                                            ------------------------------------
            Consolidated operating income............................................       $   472.7    $ 1,066.8     $ 1,213.6
                                                                                            ====================================

         The following presents information about the Company's operations in different geographic regions as of and for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                           1999                       1998                       1997
                                                    ----------------------------------------------------------------------------
                                                                   Long-                      Long-                      Long-
                                                                   Lived                      Lived                      Lived
                                                    Revenues       Assets      Revenues       Assets      Revenues       Assets
                                                    ----------------------------------------------------------------------------
         United States.......................       $10,777.5     $2,717.0     $10,302.9     $3,276.8    $  9,939.1     $3,370.5
         United Kingdom......................         2,076.1        316.0       1,910.6        371.3       1,562.5        436.2
         Other...............................         5,680.6        910.4       4,677.5        777.6       3,734.0        650.1
                                                    ----------------------------------------------------------------------------
            Totals...........................       $18,534.2     $3,943.4     $16,891.0     $4,425.7     $15,235.6     $4,456.8
                                                    ============================================================================

         On May 28, 1999, Delphi Automotive Systems Corporation ("Delphi"), previously a wholly owned subsidiary of General Motors ("GM"), was spun off from GM. For comparative purposes, revenues from contracts with Delphi have been classified as revenues from non-GM entities. For the years ended December 31, 1999, 1998 and 1997, total revenue from contracts with GM and its affiliates totaled $3.6 billion, $3.6 billion and $3.7 billion, respectively. Revenues from contracts with GM were reported in each of the Company's reportable segments. Accounts receivable from GM and its affiliates totaled $585.1 million, $282.5 million and $299.7 million as of December 31, 1999, 1998 and 1997, respectively.

NOTE 12: FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         The Company operates on a global basis, receiving revenues and incurring expenses in many countries. As a result of these activities, the Company has exposure to market risks arising from changes in interest rates and foreign exchange rates. Derivative financial instruments are used by the Company for the purpose of hedging against these risks by creating offsetting market positions. The Company does not hold or issue derivative financial instruments for trading purposes.

         The notional amounts of derivative contracts, summarized below as part of the description of the instruments utilized, do not necessarily represent the amounts exchanged by the parties and thus are not a measure of the exposure of the Company resulting from its use of derivatives. The amounts exchanged by the parties are normally calculated on the basis of the notional amounts and the other terms of the derivatives. The Company is not a party to leveraged derivatives. Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest expense. Gains and losses on foreign exchange forward contracts that are designated as and effective as a hedge of a foreign currency firm commitment are deferred and included in the measurement of the hedged transaction upon settlement. Deferred gains and losses relating to these instruments were not material in the years ended December 31, 1999, 1998 and 1997. Gains and losses on other foreign currency forward contracts are reflected in other income in the period in which the currency fluctuation occurs.

         The Company is exposed to credit risk in the event of non-performance by counterparties to interest rate swaps and foreign exchange contracts. However, because the Company deals only with major commercial banks with high-quality credit ratings, the Company does not anticipate non-performance by any of these counterparties.

Interest Risk Management

         As of December 31, 1999, in connection with the debt issuance discussed in Note 7, the Company had interest rate swaps outstanding in the notional amount of $500.0 million. Under the swaps, the Company receives a fixed rate of 7.125% and pays a floating rate tied to the London Interbank Offered Rate ("LIBOR"), which was 6.25%. As of December 31, 1998, in connection with a 1997 debt issuance transaction, the Company had interest rate swaps outstanding in the notional amount of $200.0 million and paid a fixed rate of 6.975% and received a floating rate tied to the LIBOR of 6.34%.

         In connection with the preferred stock transactions discussed in Note 8, the Company had both fixed-to-variable interest rate and currency swaps outstanding in the notional amount of $175.0 million as of December 31, 1999 and 1998. At December 31, 1999, the floating rates to pay were tied to the LIBOR and were 5.64% to 6.09%, and the fixed rates to receive were 6.95% to 7.70%. The related currency swaps converted the British pound LIBOR paid by the Company to the U.S. dollar LIBOR.

Foreign Exchange Risk Management

         The Company uses derivative financial instruments, particularly foreign exchange forward contracts, to hedge transactions denominated in different currencies on a continuing basis. The purpose of the Company's hedging activities is to reduce the levels of risk of exposure to exchange rate movements, most significantly in Canada, the United Kingdom, those Western European countries who use the euro as common currency, Australia and New Zealand. At December 31, 1999 and 1998, the Company had forward exchange contracts maturing predominantly in the following year to purchase various foreign currencies in the amount of $234.1 million and $678.9 million, respectively, and to sell various foreign currencies in the amount of $1.8 billion and $1.6 billion, respectively.

NOTE 13: RETIREMENT PLANS

         The Company has several qualified and non-qualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are non-contributory. In general, employees become fully vested upon attaining five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes.

         The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1999, and a statement of the funded status as of December 31 of both years (in millions):

                                                                December 31,
                                                          ---------------------
                                                            1999         1998
                                                          ---------------------

     Reconciliation of Benefit Obligation
        Obligation at January 1........................   $2,568.6     $2,511.3
        Service cost...................................      256.2        186.9
        Interest cost..................................      182.7        162.7
        Plan amendments................................       30.2       (440.3)
        Actuarial loss.................................       62.3        169.0
        Foreign currency exchange rate changes.........      (63.7)        17.3
        Benefit payments...............................      (82.9)       (55.9)
        Curtailments and special termination benefits..      171.7            -
        Settlements....................................       18.3            -
        Other..........................................       56.4         17.6
                                                          ---------------------
          Obligation at December 31....................   $3,199.8     $2,568.6
                                                          =====================

     Reconciliation of Fair Value of Plan Assets
        Fair value of plan assets at January 1.........   $2,562.5     $2,376.9
        Actual return on plan assets...................      587.9         75.2
        Foreign currency exchange rate changes.........      (33.9)         3.6
        Employer contributions.........................      141.1        145.2
        Benefit payments...............................      (82.9)       (55.9)
        Other..........................................       49.2         17.5
                                                          ---------------------
          Fair value of plan assets at December 31.....   $3,223.9     $2,562.5
                                                          =====================

     Funded Status
        Funded status at December 31...................   $   24.1     $   (6.1)
        Unrecognized transition obligation.............       17.1         17.6
        Unrecognized prior-service cost................     (328.5)      (412.5)
        Unrecognized loss..............................      152.5        438.9
                                                          ---------------------
          Net amount recognized........................   $ (134.8)    $   37.9
                                                          =====================

         The following table provides the amounts recognized in the balance sheets for pension benefits (in millions):

                                                                                                                December 31,
                                                                                                             -------------------
                                                                                                              1999        1998
                                                                                                             -------------------
         Prepaid benefit cost (Note 4).................................................................      $ 134.0     $ 225.7
         Accrued benefit liability.....................................................................       (304.9)     (214.2)
         Intangible asset (Note 4).....................................................................         25.0        26.4
         Accumulated other comprehensive income and deferred income taxes..............................         11.1         -
                                                                                                             -------------------
            Net amount recognized......................................................................      $(134.8)   $   37.9
                                                                                                             ===================

         The Company has certain pension plans, primarily international plans, with accumulated benefit obligations in excess of plan assets. The accumulated benefit obligations for these plans were $204.5 million and $178.5 million at December 31, 1999 and 1998, respectively. Total plan assets for these plans were $19.3 million and $16.0 million at December 31, 1999 and 1998, respectively.

         The following table provides the components of net periodic pension cost (in millions):

                                                                                                     Years Ended December 31,
                                                                                                  ------------------------------
                                                                                                   1999        1998        1997
                                                                                                  ------------------------------
         Service cost.......................................................................      $ 256.2     $ 186.9    $ 135.8
         Interest cost......................................................................        182.7       162.7      159.8
         Expected return on plan assets.....................................................       (252.4)     (246.1)    (181.9)
         Amortization of transition obligation..............................................          1.2         1.1        1.2
         Amortization of prior-service cost.................................................        (32.6)      (27.1)       1.3
         Amortization of net loss...........................................................         15.6         -          7.8
                                                                                                  ------------------------------
            Net periodic benefit cost.......................................................        170.7        77.5      124.0
         Curtailment gain...................................................................        (29.1)        -          -
         Settlement loss....................................................................         18.3         -          -
                                                                                                  ------------------------------
            Net periodic benefit cost after curtailments and settlements....................      $ 159.9    $   77.5    $ 124.0
                                                                                                  ==============================

         The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

         In connection with its 1999 restructuring (see Note 18), the Company recognized a charge of $174.8 million for special termination benefits for employees who accepted early retirement or were involuntarily terminated. The Company recorded a curtailment gain of $28.6 million in connection with this restructuring.

         At December 31, 1999 and 1998, the Plans' assets consisted primarily of equity and fixed-income securities and U.S. government obligations. During 1998, the Company amended the U.S. pension plan to convert it to a cash balance plan, using a benefit formula based on years of service, age and career-average earnings. These amendments to the U.S. pension plan were effective July 1, 1998. The impact of these amendments on the Company's 1998 financial position and results of operations was to reduce the benefit obligation by approximately $492.0 million and pension cost by $57.0 million, respectively.

         The weighted-average assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                                                         Years Ended December 31,
                                                                                                         ------------------------
                                                                                                          1999     1998      1997
                                                                                                         ------------------------
         Discount rate............................................................................        7.0%     6.8%      7.3%
         Rate of increase in compensation levels..................................................        5.2%     5.2%      5.5%
         Long-term rate of return on assets.......................................................        9.9%     9.9%     10.1%

         In addition to the plans described above, the EDS 401(k) Plan (the "401(k) Plan") provides a long-term savings program for participants. The 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. The Company amended the 401(k) Plan, effective July 1, 1998, to provide for employer-matching contributions in the form of EDS stock. During the years ended December 31, 1999 and 1998, employer-matching contributions totaled $33.9 million and $14.3 million, respectively.

NOTE 14: COMMITMENTS AND RENTAL EXPENSE

         Commitments for rental payments for each of the next five years and thereafter under non-cancelable operating leases for computer equipment, software and facilities are $548.3 million, $342.9 million, $288.9 million, $214.0 million, $188.4 million and $508.6 million.

         Total rentals under cancelable and non-cancelable leases, principally computer equipment, leased facilities, software and other leased assets, included in costs and charged to expenses were $1.5 billion, $1.3 billion and $1.0 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, the Company had $63.5 million outstanding under standby letters of credit related to payment and performance guarantees.

NOTE 15: CONTINGENCIES

         There are various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. However, the amount of liability on claims and pending actions at December 31, 1999, was not determinable. In the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial position.

         In the normal course of business, the Company provides IT consulting and processing services to its clients under contracts that sometimes require the Company to comply with certain project-related performance criteria, including project deadlines, defined IT system deliverables or level-of-effort measurements. Under certain contracts, the Company could be required to purchase project-related IT processing assets of its clients totaling $449.8 million if the Company does not comply with such criteria. The Company believes that it is in compliance with the performance provisions of these contracts and that the ultimate liability, if any, incurred under these contracts will not have a material adverse effect on the Company's consolidated results of operations or financial position.

         The Company is exposed to market risk on investments it holds in trust on behalf of one of its customers. These investments, which consist primarily of corporate and government bonds with maturities less than 90 days, had a market value of $207.8 million and $228.5 million at December 31, 1999 and 1998, respectively.

NOTE 16: ACQUISITIONS

         On April 22, 1999, the Company acquired MCI WorldCom's information technology services unit, MCI Systemhouse ("Systemhouse"), for approximately $1.6 billion in a transaction accounted for as a purchase. The excess purchase price over the fair value of net tangible assets acquired, pending final determination of certain acquired balances, was $1.4 billion and is being amortized to expense over periods ranging from five to twenty-five years.

         The accompanying consolidated financial statements include the operations of Systemhouse since the date of acquisition. The following table is prepared on a pro forma basis as though Systemhouse had been acquired as of January 1, 1998, after including the estimated impact of adjustments such as amortization of goodwill and other intangible assets, interest expense, elimination of certain MCI WorldCom intercompany charges and related tax effects (unaudited; in millions, except per share amounts):

                                                                                                        Years Ended December 31,
                                                                                                        -------------------------
                                                                                                          1999            1998
                                                                                                        -------------------------
         Revenues.................................................................................      $19,073.4      $18,639.6
         Net income...............................................................................          381.0          677.3
         Earnings per share - basic...............................................................           0.78           1.38
         Earnings per share - diluted.............................................................           0.77           1.37

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

         On March 2, 1998, the Company's subsidiary, Unigraphics Solutions Inc., acquired the Mechanical CAD/CAM business of Intergraph Corporation (the "Solid Edge Acquisition") for a purchase price of $105.0 million excluding approximately $2.0 million of acquisition costs, in a transaction accounted for as a purchase. The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to in-process research and development in the amount of $42.5 million were expensed upon acquisition. The remaining purchase price of $64.5 million was assigned to the various intangible assets and is being amortized over periods of two to seven years.

         On August 29, 1997, EDS acquired all remaining outstanding equity interests in Neodata Corporation ("Neodata"), a Colorado-based integrated marketing communications services company, for $61.7 million, net of cash acquired, in a transaction accounted for as a purchase. The excess purchase price over the fair value of assets acquired and liabilities assumed was $260.5 million and is being amortized to expense over periods ranging from three to twenty years. Prior to August 29, 1997, the Company's investment in Neodata, which was first made in 1993, was accounted for under the cost method. With the acquisition of the remaining outstanding equity interests of Neodata, preacquisition losses for years prior to 1997 of $35.8 million were charged to retained earnings.

         The accompanying consolidated financial statements include the operations of Neodata and Solid Edge since the dates of acquisition. Pro forma disclosure relating to such acquisitions is not presented, as the impact is immaterial to EDS.

         The Company made various other acquisitions during the years ended December 31, 1999, 1998 and 1997, none of which had a material effect on the Company's financial position or results of operations during the periods presented. In conjunction with the aforementioned acquisitions, assets acquired and liabilities assumed for the years ended December 31, 1999, 1998 and 1997 are summarized as follows (in millions):

                                                                                                    Years Ended December 31,
                                                                                               ---------------------------------
                                                                                                 1999         1998         1997
                                                                                               ---------------------------------
         Fair value of assets acquired....................................................     $ 2,262.3     $ 269.0     $ 526.9
         Less cash paid for stock and assets, net of cash acquired........................      (1,722.1)     (108.1)     (180.4)
                                                                                               ---------------------------------
            Liabilities assumed...........................................................     $   540.2     $ 160.9     $ 346.5
                                                                                               =================================

NOTE 17: SUPPLEMENTARY FINANCIAL INFORMATION

         The following summarizes supplemental financial information for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                                                                      Years Ended December 31,
                                                                                                    -----------------------------
                                                                                                     1999       1998       1997
                                                                                                    -----------------------------
         Depreciation of property and equipment...............................................      $891.7     $906.2     $876.1
         Amortization.........................................................................       544.1      487.5      332.4
         Interest and other income............................................................       335.0      148.6      117.8
         Interest expense.....................................................................       150.0      131.3      189.8
         Cash paid for:
            Income taxes, net of refunds......................................................       584.9      408.9      346.5
            Interest..........................................................................       122.9      132.3      191.2

NOTE 18: RESTRUCTURING AND OTHER CHARGES

         The following table summarizes activity in the restructuring accruals for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                                         1996             1997              1999
                                                                     Restructuring    Restructuring     Restructuring
                                                                        Charge           Charge            Charge        Total
                                                                     ------------------------------------------------------------
         Balance at December 31, 1996.............................      $ 97.5           $   -            $   -          $  97.5
            1997 Restructuring charge.............................         -               125.3              -            125.3
            Cash payments.........................................       (51.2)            (55.1)             -           (106.3)
                                                                        --------------------------------------------------------
         Balance at December 31, 1997.............................        46.3              70.2              -            116.5
            Cash payments.........................................        (7.4)            (53.1)             -            (60.5)
            Reversal of residual accruals.........................       (11.4)            (10.8)             -            (22.2)
                                                                        --------------------------------------------------------
         Balance at December 31, 1998.............................        27.5               6.3              -             33.8
            1999 Restructuring charge.............................         -                 -              759.2          759.2
            Cash payments.........................................        (6.4)             (0.5)          (293.9)        (300.8)
            Reversal of residual accruals.........................       (11.0)             (3.7)           (14.7)         (29.4)
                                                                        --------------------------------------------------------
         Balance at December 31, 1999.............................      $ 10.1           $   2.1          $ 450.6        $ 462.8
                                                                        ========================================================

         Beginning in the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure and exit certain operating activities. As a result of these initiatives, the Company recorded restructuring charges and related asset writedowns totaling $1,067.7 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to a curtailment gain and special termination benefits related to the early retirement offers, including amounts under the Company's defined benefit pension plan (see Note 13), and $51.3 million from changes to the vesting conditions for unvested restricted stock units and options (see Note 10). In addition, these initiatives have resulted in the exit of certain business activities, the consolidation of facilities and the writedown of certain assets to net realizable value. Charges associated with these actions include $93.9 million relating to business exit and facilities consolidation costs, and asset writedowns of $107.3 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $15.5 million to terminate software license agreements, $39.6 million to terminate certain leases, $16.8 million to terminate certain customer contracts and $22.0 million for other costs. These costs are associated with the exit of several lines of business, primarily within systems and technology services. Asset writedowns related to the restructuring activities consist of $57.8 million to write-off software, goodwill and other intangibles, and $49.5 million for writedowns of computer-related equipment and other assets. Such asset writedowns, which predominantly related to businesses that the Company has decided to exit in the systems and technology, business process management and consulting lines of business, were primarily determined based on the present value of anticipated future cash flows.

         As of December 31, 1999, approximately 7,400 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $258.9 million of termination benefits have been charged to the accrual. In addition, approximately $35.0 million has been paid in connection with the exit activities described above. The Company expects that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

         The reversal of the residual accruals of $29.4 million in 1999 resulted primarily from the reversal of excess termination benefit accruals.

         During 1997, the Company implemented an enterprisewide business transformation initiative to reduce its costs, streamline its organizational structure and align its strategy, services and delivery with market opportunities. This initiative involved the elimination of approximately 8,500 positions through reassignment of personnel, elimination of open personnel requisitions, normal attrition and termination of employees. As a result of this initiative, the Company recorded restructuring charges totaling $125.3 million, primarily relating to the severance costs associated with the planned involuntary termination of approximately 2,600 employees. In addition, the Company recorded asset writedowns of $99.7 million relating to operations that the Company discontinued. These operations primarily consisted of several processing centers that the Company consolidated and certain product lines and related services provided to certain industries. Asset writedowns relating to these product lines included investments; software, goodwill and other intangibles; and buildings and computer equipment. The Company also recorded asset writedowns of $104.6 million in 1997 and $27.8 million in 1998 primarily relating to operating assets initially identified for sale in 1997. As of December 31, 1998, all such assets had been sold.

         Restructuring activities in 1996 and 1997 resulted in the involuntary termination of approximately 4,750 employees and the acceptance by approximately 1,750 employees of early retirement offers. These restructuring activities have resulted in cash expenditures of $274.4 million since the beginning of the second quarter of 1996. The restructuring actions contemplated under the 1996 and 1997 plans are essentially complete as of December 31, 1999, with remaining restructuring reserves comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities.

         Costs allocated to in-process research and development in the amount of $42.5 million in connection with the Solid Edge Acquisition were expensed in 1998 (see Note 16). The in-process research and development related to the modification of certain CAD/CAM software, known as Solid Edge Version 4.0, to include the Unigraphics' Parasolid solid modeling kernel software. This project commenced in July 1997 and was completed in May 1998. Initial sales of the resulting product, Solid Edge Version 5.0, occurred shortly thereafter. The value assigned to in-process research and development was determined based on management's estimates of the remaining costs to develop the in-process technology (e.g., Solid Edge Version 5.0) into a commercially viable product, the estimated future net cash flows from Solid Edge Version 5.0 and the discounting of such cash flows back to their present value.

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions, except per share amounts)

                                                                                  Year Ended December 31, 1999
                                                                    ------------------------------------------------------------
                                                                       First      Second       Third       Fourth
                                                                    Quarter(1)  Quarter(2)   Quarter(3)   Quarter(4)     Year
                                                                    ------------------------------------------------------------
         Revenues............................................       $4,326.3    $4,615.7     $4,714.8     $4,877.4     $18,534.2
         Gross profit from operations........................          717.6       814.0        860.4        971.6       3,363.6
         Restructuring and other charges.....................          379.8           -        236.3        422.2       1,038.3
         Income (loss) before income taxes...................          (32.2)      376.0        247.2         66.7         657.7
         Net income (loss)...................................          (20.6)      240.6        158.2         42.7         420.9
         Basic earnings (loss) per share of common stock.....          (0.04)       0.49         0.32         0.09          0.87
         Diluted earnings (loss) per share of common stock...          (0.04)       0.48         0.31         0.09          0.85
         Cash dividends per share of common stock............           0.15        0.15         0.15         0.15          0.60
                                                                                  Year Ended December 31, 1998
                                                                    ------------------------------------------------------------
                                                                     First        Second       Third        Fourth
                                                                    Quarter     Quarter(5)   Quarter(6)   Quarter(7)     Year
                                                                    ------------------------------------------------------------
         Revenues............................................       $3,942.0    $4,186.1     $4,352.7     $4,410.2     $16,891.0
         Gross profit from operations........................          713.8       732.9        797.5        708.6       2,952.8
         Restructuring and other charges.....................           42.5        27.8          -          (22.2)         48.1
         Income before income taxes..........................          287.7       318.9        304.9        222.2       1,133.7
         Net income..........................................          184.2       221.9        195.1        142.2         743.4
         Basic earnings per share of common stock............           0.37        0.45         0.40         0.29          1.51
         Diluted earnings per share of common stock..........           0.37        0.45         0.39         0.29          1.50
         Cash dividends per share of common stock............           0.15        0.15         0.15         0.15          0.60

         (1) Includes $63.5 million gain on sale of limited partnership interests
         (2) Includes $26.5 million gain on sale of limited partnership interests
         (3) Includes $81.5 million net gain on sale of various investments
         (4) Includes $28.0 million gain on sale of various investments
         (5) Includes gain on sale of stock of subsidiary of $49.6 million
         (6) Includes gain on sale of leases of $69.0 million and senior executive retirement charges of $36.7 million
         (7) Includes negative contract adjustments of $200.0 million and senior executive retirement charges of $12.7 million

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For Item 10, the names and ages of our executive officers as of February 29, 2000, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Stockholders to be held on May 23, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

               Independent Auditors' Report.

               Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Balance Sheets as of December 31, 1999 and 1998.

               Consolidated Statements of Shareholders' Equity and Comprehensive Income as of and for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule of Electronic Data Systems Corporation and subsidiaries is included in Item 14(d):

               Schedule II - Valuation and Qualifying Accounts.

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits

The exhibits listed below are filed as a part of this annual report:

Exhibit No.    Description
-----------    -----------

3(a) Restated Certificate of Incorporation of Electronic Data Systems Corporation, as amended through June 7, 1996 - incorporated herein by reference to Exhibit 3(a) to the Current Report on Form 8-K of EDS dated June 7, 1996.

3(b) Amended and Restated Bylaws of Electronic Data Systems Corporation, as amended through June 7, 1996 - incorporated herein by reference to Exhibit 3(b) to the Current Report on Form 8-K of EDS dated June 7, 1996.

4(a) Rights Agreement dated as of March 12, 1996 between EDS and The Bank of New York, as Rights Agent - incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

4(b) Indenture dated as of August 12, 1996, between EDS and Texas Commerce Bank National Association, as Trustee - incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-3 of EDS (File No. 333-10145).

4(c) Supplemental Indenture dated as of October 12, 1999 between the Company and Chase Bank of Texas, National Association as trustee
               - incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of EDS dated October 12, 1999.

4(d) Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10(a) Master Service Agreement dated June 7, 1996 between General Motors Corporation and EDS (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) - incorporated herein by reference to Exhibit 10(a) to the Current Report on Form 8-K of EDS dated June 7, 1996.

10(b) 1996 Incentive Plan of Electronic Data Systems Corporation - incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of EDS for the quarter ended June 30, 1998.*

10(c) Electronic Data Systems Corporation 1998 Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-K of EDS for the year ended December 31, 1998.*

10(d)          EDS Executive Deferral Plan.*

10(e) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors - incorporated herein by reference to
               Exhibit 10(d) to the Quarterly Report on Form 10-Q of EDS for the quarter ended June 30, 1998.*

10(f) Form of Indemnification Agreement entered into between EDS and each of its directors and executive officers - incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).*

10(g) Registration Rights Agreement dated March 12, 1995 between General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan - incorporated herein by reference to Exhibit 10(j) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

10(h) Succession Agreement dated June 7, 1996 among EDS, General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan, with respect to the Registration Rights Agreement filed as
               Exhibit 10(j) above - incorporated herein by reference to Exhibit 10(k) to EDS' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(i) Form of Change in Control Employment Agreement entered into by EDS with each of its executive officers - incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-3 of EDS (File No. 333-06655).*

10(j) Senior Management Retention Plan of Electronic Data Systems Corporation - incorporated herein by reference to Exhibit 10(p) to EDS' Annual Report on Form 10-K for the year ended December 31, 1998.*

10(k) Employment Agreement effective January 1, 1999 between EDS and Richard H. Brown - incorporated herein by reference to Exhibit 10(q) to EDS' Annual Report on Form 10-K for the year ended December 31, 1998.*

10(l) Offer of Employment effective February 23, 1999 between EDS and James E. Daley.*

10(m) Management Consulting Services Employment Agreement entered into as of August 31, 1995 between A.T. Kearney, Inc. and Fred T. Steingraber.*

10(n) Management Consulting Services Special Retention Employment Agreement entered into as of December 1, 1998 between A.T. Kearney, Inc. and Fred T. Steingraber.*

10(o) Management Consulting Services Employment Agreement entered into as of February 28, 1998 between A.T. Kearney, Inc. and Fred T. Steingraber.

12             Computation of Ratios of Earnings to Fixed Charges.

21             Subsidiaries of EDS as of December 31, 1999.

23             Consent of Independent Auditors.

24 Powers of Attorney for Directors signing this Report on Form 10-K (included on signature pages to Form 10-K).

27 Financial Data Schedule for the year ended December 31, 1999, submitted to the Securities and Exchange Commission in electronic format.

--------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 1999, EDS filed the following Current Reports on Form 8-K: (i) Current Report on Form 8-K dated October 12, 1999 reporting under Items 5 and 7 the offering by EDS of an aggregate of $1.5 billion of its debt securities and (ii) Current Report on Form 8-K dated October 28, 1999 reporting under Items 5 and 7 the company's third quarter 1999 earnings release.

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

                                  ELECTRONIC DATA SYSTEMS CORPORATION



Dated: March 15, 2000             By:      /s/ RICHARD H. BROWN
                                     -----------------------------------------
                                                Richard H. Brown
                                           Chairman of the Board and
                                            Chief Executive Officer

                               POWER OF ATTORNEY

         Each of the undersigned officers and directors of Electronic Data Systems Corporation hereby severally constitutes and appoints James E. Daley and
D. Gilbert Friedlander, and each of them singly, his or her true and lawful attorneys with full power to them, and each of them singly, to execute on behalf of the undersigned in the capacities indicated below any and all amendments to this Report on Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.




Dated: March 15, 2000             By:       /s/ RICHARD H. BROWN
                                     -----------------------------------------
                                                 Richard H. Brown
                                             Chairman of the Board and
                                              Chief Executive Officer
                                           (Principal Executive Officer)


Dated: March 15, 2000             By:      /s/ JEFFREY M. HELLER
                                     -----------------------------------------
                                                Jeffrey M. Heller
                                         President, Chief Operating Officer
                                                  and Director

Dated: March 15, 2000             By:         /s/ JAMES E. DALEY
                                     -----------------------------------------
                                                   James E. Daley
                                            Executive Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer)


Dated: March 15, 2000             By:            /s/ JOHN ADAMS
                                     -----------------------------------------
                                                     John Adams
                                            Vice President and Controller
                                            (Principal Accounting Officer)

Dated: March 15, 2000             By:       /s/ JAMES A. BAKER, III
                                     -----------------------------------------
                                                James A. Baker, III
                                                      Director


Dated: March 15, 2000             By:        /s/ RICHARD B. CHENEY
                                     -----------------------------------------
                                                 Richard B. Cheney
                                                      Director


Dated: March 15, 2000             By:          /s/ ROGER A. ENRICO
                                     -----------------------------------------
                                                   Roger A. Enrico
                                                      Director


Dated: March 15, 2000             By:         /s/ WILLIAM H. GRAY, III
                                     -----------------------------------------
                                                  William H. Gray, III
                                                      Director


Dated: March 15, 2000             By:          /s/ RAY J. GROVES
                                     -----------------------------------------
                                                   Ray J. Groves
                                                      Director


Dated: March 15, 2000             By:           /s/ RAY L. HUNT
                                     -----------------------------------------
                                                    Ray L. Hunt
                                                      Director


Dated: March 15, 2000             By:         /s/ C. ROBERT KIDDER
                                     -----------------------------------------
                                                  C. Robert Kidder
                                                      Director


Dated: March 15, 2000             By:           /s/ JUDITH RODIN
                                     -----------------------------------------
                                                    Judith Rodin
                                                      Director

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

                                                                         Additions     Additions
                                                         Balance at     charged to    charged to
                                                          beginning      costs and       other                      Balance at
Description                                                of year       expenses      accounts      Deductions     end of year
---------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Allowances Deducted from Assets
     Accounts and notes receivable....................       $144.7        $ (8.1)     $ 15.9(a)      $ 57.3(b)         $ 95.2
     Inventories......................................          9.8          11.2        21.7(a)        16.2(c)           26.5
                                                             -----------------------------------------------------------------

        Total Allowances Deducted from Assets.........       $154.5         $ 3.1      $ 37.6         $ 73.5            $121.7
                                                             =================================================================

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowances Deducted from Assets
     Accounts and notes receivable....................       $105.4        $ 75.3      $    -         $ 36.0(b)         $144.7
     Inventories......................................         30.7           6.4           -           27.3(d)            9.8
                                                             -----------------------------------------------------------------

        Total Allowances Deducted from Assets.........       $136.1        $ 81.7      $    -         $ 63.3            $154.5
                                                             =================================================================

FOR THE YEAR ENDED DECEMBER 31, 1997
Allowances Deducted from Assets
     Accounts and notes receivable....................       $117.2        $ 37.8      $    -         $ 49.6(b)         $105.4
     Inventories......................................         25.6          17.3           -           12.2(c)           30.7
                                                             -----------------------------------------------------------------

        Total Allowances Deducted from Assets.........       $142.8        $ 55.1      $    -         $ 61.8            $136.1
                                                             =================================================================

Notes:
(a) Resulting from an acquisition
(b) Primarily accounts written off
(c) Obsolete inventory written off and foreign currency translation adjustments
(d) Primarily due to the outsourcing of the Company's computer equipment procurement operations