Form 10-Q
period 2000-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2000-05-15
CIK 1007456

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __ to __


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

     As of May 10, 2000, there were outstanding 465,813,331 shares of the registrant's Common Stock, $.01 par value per share.

===============================================================================

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------

Part I -- Financial Information (Unaudited)

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Statements of Operations........  3

          Unaudited Condensed Consolidated Balance Sheets..................  4

          Unaudited Condensed Consolidated Statements of Cash Flows........  5

          Notes to Unaudited Condensed Consolidated Financial Statements...  6


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  9

Part II -- Other Information

  Item 6. Exhibits and Reports on Form 8-K................................. 13

Signatures................................................................. 14


Exhibit 27   Financial Data Schedule (for SEC information only)

PART I


ITEM 1.  FINANCIAL STATEMENTS


             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in millions, except per share amounts)


                                                              Three Months Ended
                                                                   March 31,
                                                         -------------------------------
                                                            2000                 1999
                                                         ----------           ----------
Revenues                                                 $  4,530.4           $  4,326.3
                                                         ----------           ----------
Costs and expenses
 Cost of revenues                                           3,736.3              3,608.7
 Selling, general and administrative                          419.8                443.9
 Restructuring and other charges                                 --                379.8
                                                         ----------           ----------
  Total costs and expenses                                  4,156.1              4,432.4
                                                         ----------           ----------

Operating income (loss)                                       374.3               (106.1)

Interest expense and other, net                                77.1                 73.9
                                                         ----------           ----------
Income (loss) before income taxes                             451.4                (32.2)
Provision (benefit) for income taxes                          162.5                (11.6)
                                                         ----------           ----------
Net income (loss)                                        $    288.9           $    (20.6)
                                                         ==========           ==========
Earnings (loss) per share
 Basic                                                   $     0.62           $    (0.04)
                                                         ==========           ==========
 Diluted                                                 $     0.60           $    (0.04)
                                                         ==========           ==========
Cash dividends per share                                 $     0.15           $     0.15
                                                         ==========           ==========





See accompanying notes to unaudited condensed consolidated financial statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (in millions except share and per share amounts)

                                                                             March 31,            December 31,
                                                                                2000                  1999
                                                                             ---------            ------------
ASSETS
Current assets
 Cash and cash equivalents                                                   $   558.0               $   537.2
 Marketable securities                                                           267.7                   191.5
 Accounts receivable, net                                                      4,185.2                 4,423.4
 Prepaids and other                                                              821.5                   725.6
                                                                             ---------               ---------
  Total current assets                                                         5,832.4                 5,877.7
                                                                             ---------               ---------

Property and equipment, net                                                    2,377.9                 2,459.8
                                                                             ---------               ---------

Operating and other assets
 Investments and other assets                                                  1,515.6                 1,483.6
 Software, goodwill, and other intangibles, net                                2,762.5                 2,701.2
                                                                             ---------               ---------
  Total operating and other assets                                             4,278.1                 4,184.8
                                                                             ---------               ---------
     Total Assets                                                            $12,488.4               $12,522.3
                                                                             =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                            $   377.3               $   378.1
 Accrued liabilities                                                           3,174.3                 3,312.6
 Deferred revenue                                                                686.6                   718.3
 Income taxes                                                                    120.8                    93.4
 Current portion of long-term debt                                               381.0                   493.6
                                                                             ---------               ---------
  Total current liabilities                                                    4,740.0                 4,996.0
                                                                             ---------               ---------

Deferred income taxes                                                            191.4                   268.2
                                                                             ---------               ---------
Long-term debt, less current portion                                           2,485.5                 2,215.7
                                                                             ---------               ---------
Redeemable preferred stock of subsidiaries, minority interests, and
 other long-term liabilities                                                     466.4                   507.8
                                                                             ---------               ---------
Shareholders' equity
 Preferred stock, $.01 par value; authorized 200,000,000 shares, none
  issued                                                                            --                      --

 Common stock, $.01 par value; 2,000,000,000 shares authorized;
  493,420,519 shares issued at March 31, 2000;  493,415,265 shares
  issued at December 31, 1999                                                      4.9                     4.9


 Additional paid-in capital                                                      912.3                   971.9
 Retained earnings                                                             5,398.0                 5,179.2
 Accumulated other comprehensive income                                          (67.1)                  (79.7)
 Treasury stock, at cost, 28,012,893 shares at
  March 31, 2000; 27,222,631 shares at
  December 31, 1999                                                           (1,643.0)               (1,541.7)
                                                                             ---------               ---------
 Total shareholders' equity                                                    4,605.1                 4,534.6
                                                                             ---------               ---------
     Total Liabilities and Shareholders' Equity                              $12,488.4               $12,522.3
                                                                             =========               =========

See accompanying notes to unaudited condensed consolidated financial statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                 2000                1999
                                                                               -------             --------
Net cash provided by operating activities                                      $ 290.0             $  369.0
                                                                               -------             --------

Cash Flows from Investing Activities
 Proceeds from sales of marketable securities                                    166.7                 69.2
 Proceeds from investments and other assets                                       10.8                270.7
 Payments for purchases of property and equipment                               (127.1)              (148.5)
 Payments for investments and other assets                                      (221.5)               (53.5)
 Payments for purchases of software and other intangibles                        (25.4)               (30.0)
 Payments for purchases of marketable securities                                 (13.5)               (25.1)
 Other                                                                             1.7                 20.3
                                                                               -------             --------
  Net cash provided by (used in) investing activities                           (208.3)               103.1
                                                                               -------             --------

Cash Flows from Financing Activities
 Proceeds from commercial paper and long-term debt                               434.9                 19.0
 Payments on commercial paper and long-term debt                                (214.3)               (23.0)
 Purchase of treasury stock                                                     (210.0)              (144.9)
 Employee stock transactions and related tax benefits                             24.2                 (3.0)
 Dividends paid                                                                  (70.0)               (73.6)
                                                                               -------             --------
  Net cash used in financing activities                                          (35.2)              (225.5)
                                                                               -------             --------
Effect of exchange rate changes on cash and cash equivalents                     (25.7)               (39.8)
                                                                               -------             --------
Net increase in cash and cash equivalents                                         20.8                206.8
Cash and cash equivalents at beginning of period                                 537.2              1,038.8
                                                                               -------             --------
Cash and cash equivalents at end of period                                     $ 558.0             $1,245.6
                                                                               =======             ========



See accompanying notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1999 unaudited condensed consolidated financial statements to conform to the 2000 presentation.


NOTE 2.  EARNINGS PER SHARE

     The weighted-average number of shares outstanding used to compute basic and diluted earnings per share for the three months ended March 31, 2000 were 466.8 million and 481.2 million, respectively. The weighted-average number of shares outstanding used to compute basic and diluted loss per share for the three months ended March 31, 1999 was 492.2 million. Had the Company reported income from continuing operations for the three months ended March 31, 1999, diluted earnings per share would have been computed using 501.9 million shares.

     Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include restricted stock units of 16.2 million shares for the three months ended March 31, 1999 and options to purchase 0.5 million shares and 40.9 million shares for the three months ended March 31, 2000 and 1999, respectively. Had the Company reported income from continuing operations for the three months ended March 31, 1999, securities outstanding that would not have been included in the computation of earnings per share because their effect would have been antidilutive included restricted stock units of 0.2 million shares and options to purchase 1.3 million shares.


NOTE 3.  DEPRECIATION AND AMORTIZATION

     Property and equipment is stated net of accumulated depreciation of $4.2 billion at both March 31, 2000 and December 31, 1999. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.4 billion at both March 31, 2000 and December 31, 1999. Depreciation and amortization expense for the three months ended March 31, 2000 and 1999 was $354.6 million and $312.0 million, respectively.


NOTE 4.  RESTRUCTURING AND OTHER CHARGES

     Beginning in the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure, and exit certain operating activities. As a result of these initiatives, the Company recorded restructuring charges and related asset writedowns totaling $1,067.7 million for the year ended December 31, 1999, including $379.8 million in the first quarter of 1999. In the fourth quarter of 1999, the Company reversed residual accruals of $29.4 million related to previously recorded restructuring charges resulting in a net charge of $1,038.3 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to the expense associated with special termination benefits related to the early retirement offer (net of a curtailment gain), including amounts under our defined benefit pension plan, and $51.3 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with these actions include $93.9 million related to business exit and facilities consolidation costs, and asset writedowns of $107.3 million.

     Through March 31, 2000, approximately 9,100 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $358.4 million of termination benefits have been charged to the accrual. In addition, approximately $40.9 million has been paid in connection with the exit activities described above. The Company expects that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

     The following table depicts activity in the 1999 restructuring accrual for the three months ended March 31, 2000 (in millions):


                                     Involuntary
                                     Termination       Exit
                                       Costs           Costs        Total
                                       -----           -----        -----
Balance at December 31, 1999         $  399.3         $ 51.3       $  450.6
Payments                                (99.5)          (5.9)        (105.4)
                                     --------         ------       --------
Balance at March 31, 2000            $  299.8         $ 45.4       $  345.2
                                     ========         ======       ========


NOTE 5.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was $301.5 million and $(110.4) million, respectively. The primary differences between comprehensive income and net income for the three months ended March 31, 2000 was related to net unrealized holding gains on certain investments. The primary difference between comprehensive loss and net loss for the three months ended March 31, 1999 was related to foreign currency translation adjustments.


NOTE 6.  SEGMENT INFORMATION

     Effective January 1, 2000, the Company reorganized its business on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions, and A.T. Kearney. The Company's segment information is stated in accordance with the new organizational structure. Revenue and operating income (loss) from E.solutions and A.T. Kearney have been combined to produce the "Consulting" segment.

     Prior to the reorganization, the Company disclosed segment information by aggregating its client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management, and Management Consulting Services. Prior period segment data has been restated to reflect the new reporting structure.

     The following is a summary of certain financial information by reportable segment (in millions):


For the Three
Months Ended March 31,                       2000                                      1999
----------------------            ---------------------------            ---------------------------
                                                 Operating                               Operating
                                    Revenue      Income (Loss)             Revenue      Income (Loss)
                                    -------     -------------              -------      ------------
Information Solutions             $ 3,405.1        $    539.9            $ 3,220.6        $    476.9
Business Process Management           621.7              95.4                603.7              81.2
Consulting                            523.1              39.9                433.5              (0.5)
All other                             (19.5)           (300.9)                68.5            (283.9)
                                  ---------        ----------             --------           -------
                                    4,530.4             374.3              4,326.3             273.7
Restructuring and other charges         -                 -                    -              (379.8)
                                  ---------        ----------            ---------           -------
Totals                            $ 4,530.4        $    374.3            $ 4,326.3        $   (106.1)
                                  =========        ==========            =========        ==========

     The Company currently uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other charges), to measure segment profit or loss. The Company had previously measured segment performance using gross profit, which consists of segment revenues less segment cost of revenues. Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. In addition, the "all other" category includes the results of the Company's Unigraphics Solutions Inc. and EDS CoNext, Inc. subsidiaries, and corporate expenses. Certain historical financial information is not readily available under the new reporting structure, accordingly, certain group overhead cost allocations have been made to present 1999 operating income (loss) under the new reporting structure.

     The following is a summary of total assets by reportable segment (in millions):


                                            March 31,        December 31,
                                              2000              1999
                                              ----              ----
Information Solutions                       $ 7,473.2         $ 7,308.7
Business Process Management                   1,668.4           1,729.1
Consulting                                    1,636.2           1,710.2
All other                                     1,710.6           1,774.2
                                            ---------         ---------
Total                                       $12,488.4         $12,522.2
                                            =========         =========


     Total assets in the "all other" category include unallocated assets, primarily corporate cash, fixed assets and investments, and foreign exchange rate differences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Electronic Data Systems Corporation, or EDS, is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of information technology outsourcing, business process management and consulting. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 1999 Annual Report on Form 10-K.

Forward-Looking Statements

     The statements in this discussion which are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated cost savings from our productivity and repositioning initiatives, future operating margins, the impact of the renegotiation of certain sector agreements with GM, future performance of our base, or non-GM business, total contract values for new business and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, backlog and the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues, and margins; the financial performance of current and future client contracts; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures and our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

     Revenues. Total revenues for the quarter ended March 31, 2000, rose $204.1 million, or 5%, over the corresponding quarter in 1999 to $4.5 billion. Revenues from non-GM clients for the quarter ended March 31, 2000, rose $239.8 million, or 7%, to $3.7 billion from $3.4 billion for the same period in 1999. The increase in non-GM revenues was primarily the result of new contracts signed in 1999, and from revenues associated with the acquisition of Systemhouse in April 1999. This increase was partially offset by decreases resulting from the divestiture of certain business units and the discontinuation of certain contracts during 1999 in order to align service offerings with our four global lines of business to capture synergies and further leverage our delivery platforms. As a result of these strategic divestitures, we expect revenue growth, when compared to the corresponding periods in 1999, to be stronger in the latter half of 2000 than in the first half of the year. Revenues from GM decreased $35.7 million, or 4%, to $856.0 million during the three months ended March 31, 2000 compared with $891.7 million for the corresponding period in 1999. Delphi Automotive Systems Corporation, or Delphi, previously a wholly owned subsidiary of GM, was spun off from GM on May 28, 1999. For comparative purposes, revenues from Delphi have been excluded from the computation of revenues from GM for the first quarter of 1999. We estimate that revenues from GM for calendar year 2000 will be lower than in 1999.

     Effective January 1, 2000, the Company reorganized its operations on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions, and A.T. Kearney. The Company's segment information displayed below is in accordance with the new organizational structure. Revenue and operating income (loss) from E.solutions and A.T. Kearney have been combined to produce the "Consulting" segment.

     Prior to the reorganization, the Company disclosed segment information by aggregating its client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management, and Management Consulting Services.

     We evaluate our operating segment revenue growth on a constant foreign currency basis. On this basis, operating segment revenues from non-GM clients increased 10% for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The following table displays revenue growth by segment on a constant foreign currency basis for the three months ended March 31, 2000 as compared to the corresponding period in 1999:

                                                     Total
                                                     -----
     Information Solutions                             6 %
     Business Process Management                       3 %
     Consulting                                       21 %
        E.solutions                                   35 %
        A.T. Kearney                                  13 %


     Revenue growth is attributable primarily to new contract signings and to revenues associated with the acquisition of Systemhouse in April 1999. The divestiture of certain business units in 1999 had the largest impact on revenue growth in the Business Process Management segment.

     The following table displays the percentage of total revenue by segment:

     For the Three Months Ended March 31,           2000       1999
     ------------------------------------           ----       ----
     Information Solutions                            75%        74%
     Business Process Management                      14         14
     Consulting                                       11         10
     All other                                        --          2
                                                    ----       ----
     Total                                           100%       100%
                                                    ====       ====

     Revenues from non-GM clients comprised 81% and 79% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

     Costs and expenses. The gross margin percentage [(revenues less cost of revenues)/revenues] increased to 17.5% for the three months ended March 31, 2000, compared with 16.6% for the corresponding period in 1999. This increase was due primarily to company-wide productivity and repositioning initiatives implemented in 1999, and was partially offset by a decline in the gross margin on our GM business resulting from the previously announced renegotiation of our sector agreements with GM covering its North American operations and GMAC, which became effective January 1, 2000. In addition, EDS CoNext, our business-to-business (B2B) net markets offering subsidiary, incurred approximately $27 million in start-up costs for the three months ended March 31, 2000. Although we expect to continue to incur start-up costs for EDS CoNext for the remainder of the year, these incremental costs are expected to be more than offset by continued savings, as compared to the prior year, from the productivity and repositioning initiatives discussed above.

     Selling, general and administrative expenses as a percentage of revenues decreased to 9.3% for the three months ended March 31, 2000 compared to 10.3% in the corresponding period in 1999. This decrease resulted primarily from the cost-saving initiatives implemented in 1999. Savings from these initiatives were partially offset by increased spending for sales, corporate systems, training and other areas of strategic importance.

Restructuring and other charges

     Beginning in the first quarter of 1999, we began the implementation of initiatives designed to reduce costs, streamline our organizational structure, and exit certain operating activities. As a result of these initiatives, we recorded restructuring charges and related asset writedowns totaling $1,067.7 million for the year ended December 31, 1999, including $379.8 million in the first quarter of 1999. In the fourth quarter of 1999, the Company reversed residual accruals of $29.4 million related to previously recorded restructuring charges resulting in a net charge of

$1,038.3 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted our early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to the expense associated with special termination benefits related to the early retirement offer (net of a curtailment gain), including amounts under our defined benefit pension plan, and $51.3 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with these actions include $93.9 million related to business exit and facilities consolidation costs, and asset writedowns of $107.3 million.

     Through March 31, 2000, approximately 9,100 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $358.4 million of termination benefits have been charged to the accrual. In addition, approximately $40.9 million has been paid in connection with the exit activities described above. We expect that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

     The following table depicts activity in the 1999 restructuring accrual for the three months ended March 31, 2000 (in millions):

                                         Involuntary
                                         Termination
                                            Costs         Exit Costs     Total
                                            -----         ----------     -----
     Balance at December 31, 1999         $  399.3        $    51.3     $ 450.6
     Payments                                (99.5)            (5.9)     (105.4)
                                          --------        ---------     -------
     Balance at March 31, 2000            $  299.8        $    45.4     $ 345.2
                                          ========        =========     =======


     Interest expense and other, net. The components of interest and other income, net are presented below for the three months ended March 31, 2000 and 1999 (in millions):

                                            2000             1999
                                            ----             ----
     Interest and other income            $  137.8        $    95.7
     Interest expense                        (60.7)           (21.8)
                                          --------        ---------
     Total                                $   77.1        $    73.9
                                          ========        =========


     Interest expense and other, net increased $3.2 million in the first quarter of 2000 to $77.1 million, compared with $73.9 million in the corresponding period in 1999. Interest and other income increased $42.1 million, to $137.8 million from $95.7 million in the comparable period in 1999, due principally to incremental gains from the sale of certain investments, including a pre-tax gain of $97.6 million resulting primarily from the sale of our Kinetra subsidiary, an e-business venture started in 1998. Interest and other income for the three months ended March 31, 1999 included a pre-tax gain of $63.5 million associated with the sale of a portion of our limited partnership investments. Interest expense increased $38.9 million in the first quarter of 2000 to $60.7 million, compared with $21.8 million in the corresponding period of 1999, primarily as a result of an increased level of debt.

     Income taxes. The effective tax rate remained constant at 36.0% for the three months ended March 31, 2000 and 1999.

     Net income (loss). For the three months ended March 31, 2000, net income increased $309.5 million to $288.9 million compared to a net loss of $(20.6) million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.62 and $0.60, respectively, for the three months ended March 31, 2000. Both basic and diluted loss per share were $(0.04) for the three months ended March 31, 1999.

     Excluding the pre-tax gain of $97.6 million from the sale of investments, net income for the three months ended March 31, 2000 would have been $226.4 million, and basic and diluted earnings per share would have been

$0.49 and $0.47, respectively. Excluding the pre-tax charges of $379.8 million related to the restructuring and other charges, and the pre-tax gain of $63.5 million associated with the sale of a portion of our limited partnership investments, net income for the three months ended March 31, 1999 would have been $181.8 million, and basic and diluted earnings per share would have been $0.37 and $0.36, respectively.

     The following table summarizes the adjustments discussed in the preceding paragraph for the three months ended March 31, 2000 and 1999 (dollars in millions, except per share amounts):

                                                      2000           1999
                                                      ----           ----

     Revenues - as reported                        $ 4,530.4      $ 4,326.3
                                                   ---------      ---------

     Costs and expenses - as reported                4,156.1        4,432.4
     Adjusting item:
      Restructuring and other charges                   --           (379.8)
                                                   ---------      ---------
     Costs and expenses - pro forma                  4,156.1        4,052.6
                                                   ---------      ---------

     Operating income - pro forma                      374.3          273.7
                                                   ---------      ---------

     Interest expense and other, net - as reported      77.1           73.9
     Adjusting item:
      Gain on disposition of certain investments       (97.6)         (63.5)
                                                   ---------      ---------
     Interest expense and other, net - pro forma       (20.5)          10.4
                                                   ---------      ---------

     Income before income taxes - pro forma            353.8          284.1
     Provision for income taxes - pro forma            127.4          102.3
                                                   ---------      ---------
     Net income - pro forma                        $   226.4      $   181.8
                                                   =========      =========

     Earnings per share - pro forma
      Basic                                        $    0.49      $    0.37
                                                   =========      =========
      Diluted                                      $    0.47      $    0.36
                                                   =========      =========


Liquidity and Capital Resources

     At March 31, 2000, we held cash and cash equivalents of $558.0 million, had working capital of $1.1 billion, and had a current ratio of 1.2-to-1. This compares to cash and cash equivalents of $537.2 million, $881.7 million in working capital, and a current ratio of 1.2-to-1 at December 31, 1999.

     Total debt increased to $3.0 billion at March 31, 2000, from $2.9 billion at December 31, 1999. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. The total debt-to-capital ratio (which includes total debt and minority interests as a component of capital) was 38.9% at March 31, 2000, and 37.8% at December 31, 1999. At both March 31, 2000, and December 31, 1999, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings.

     Cash flows provided by operating activities decreased $79.0 million during the three months ended March 31, 2000 to $290.0 million from $369.0 million in the corresponding period in the prior year. This decrease was primarily due to changes in working capital items. Cash used in investing activities during the three months ended March 31, 2000 increased $311.4 million to $208.3 million compared to cash provided of $103.1 million in the corresponding period in the prior year, primarily due to reduced proceeds from the sale of investments and other assets and increased payments for investments and other assets. Cash flows used in financing activities decreased $190.3 million to $35.2 million during the three months ended March 31, 2000 compared to $225.5 million during the corresponding period of 1999 due primarily to net proceeds from long-term debt. For the three months ended March 31, 2000 and 1999, EDS paid cash dividends totaling $70.0 million and $73.6 million, respectively.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit
      Number                       Description
      ------------------------------------------------------------------

       27         Financial Data Schedule (for SEC information only)

(b)   Reports on Form 8-K

      During the quarter ended March 31, 2000, EDS filed the following Current Reports on Form 8-K:

      (i) Current Report on Form 8-K dated February 3, 2000 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

      (ii)   Current Report on Form 8-K dated February 17, 1999 reporting under
             Item 5 -Other Events and Item 7 - Exhibits, the Purchase Agreement dated February 17, 2000 among the Registrant, the General Motors Hourly Rate Employees Pension Plan (the "Pension Plan"), Morgan Stanley & Co. Incorporated , Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., and Salomon Smith Barney Inc. in connection with the offering by the Pension Plan of 15,000,000 shares of the Registrant's Common Stock.

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



                                   ELECTRONIC DATA SYSTEMS CORPORATION
                                   -----------------------------------
                                             (Registrant)



Dated:  May 12, 2000               By:    /S/ JAMES E. DALEY
                                       ------------------------------------
                                              James E. Daley
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



Dated:  May 12, 2000               By:    /S/ JOHN ADAMS
                                       ------------------------------------
                                              John Adams
                                           Vice President and Controller
                                           (Principal Accounting Officer)