Form 10-Q
period 2000-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2000-08-11
CIK 1007456

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

                 For the quarterly period ended June 30, 2000

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

As of July 31, 2000, there were outstanding 466,479,106 shares of the registrant's Common Stock, $.01 par value per share.


================================================================================

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                               Page No.
                                                                                               --------
Part I --  Financial Information (Unaudited)

     Item 1.   Financial Statements

               Unaudited Condensed Consolidated Statements of Income...........................     3

               Unaudited Condensed Consolidated Balance Sheets.................................     4

               Unaudited Condensed Consolidated Statements of Cash Flows.......................     5

               Notes to Unaudited Condensed Consolidated Financial Statements..................     6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations...................................................................     9

Part II -- Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders.............................    15

     Item 6.   Exhibits and Reports on Form 8-K................................................    15

Signatures.....................................................................................    16


Exhibit 10(b)  Amended and Restated 1996 Incentive Plan of Electronic Data Systems Corporation

Exhibit 27     Financial Data Schedule (for SEC information only)

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS


             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in millions, except per share amounts)


                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                                    --------                            --------
                                                             2000               1999              2000            1999
                                                          --------            --------          --------        --------
Revenues                                                  $4,616.2            $4,615.7          $9,146.6        $8,941.9
                                                          --------            --------          --------        --------

Costs and expenses
 Cost of revenues                                          3,754.9             3,801.7           7,491.2         7,410.3
 Selling, general and administrative                         424.3               457.6             844.1           901.5
 Restructuring and other charges                                --                  --                --           379.8
                                                          --------            --------          --------        --------
     Total costs and expenses                              4,179.2             4,259.3           8,335.3         8,691.6
                                                          --------            --------          --------        --------

Operating income                                             437.0               356.4             811.3           250.3
                                                          --------            --------          --------        --------

Interest expense and other, net                              (39.6)               19.6              37.5            93.4
                                                          --------            --------          --------        --------

Income before income taxes                                   397.4               376.0             848.8           343.7
Provision for income taxes                                   143.1               135.4             305.6           123.7
                                                          --------            --------          --------        --------
Net income                                                $  254.3            $  240.6          $  543.2        $  220.0
                                                          ========            ========          ========        ========

Earnings per share
 Basic                                                    $   0.55            $   0.49          $   1.16        $   0.45
                                                          ========            ========          ========        ========
 Diluted                                                  $   0.53            $   0.48          $   1.13        $   0.44
                                                          ========            ========          ========        ========
Cash dividends per share                                  $   0.15            $   0.15          $   0.30        $   0.30
                                                          ========            ========          ========        ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (in millions except share and per share amounts)


                                                                     June 30,            December 31,
                                                                       2000                  1999
                                                                    ---------             ---------
Assets
Current assets
  Cash and cash equivalents                                         $   455.2             $   537.2
  Marketable securities                                                 397.0                 191.5
  Accounts receivable, net                                            4,309.8               4,423.4
  Prepaids and other                                                    754.7                 725.6
                                                                    ---------             ---------
      Total current assets                                            5,916.7               5,877.7
                                                                    ---------             ---------

Property and equipment, net                                           2,506.3               2,459.8
                                                                    ---------             ---------

Operating and other assets
  Investments and other assets                                        1,353.9               1,483.6
  Software, goodwill, and other intangibles, net                      2,768.5               2,701.2
                                                                    ---------             ---------
      Total operating and other assets                                4,122.4               4,184.8
                                                                    ---------             ---------
Total assets                                                        $12,545.4             $12,522.3
                                                                    =========             =========

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                                  $   370.0             $   378.1
  Accrued liabilities                                                 3,065.4               3,312.6
  Deferred revenue                                                      558.4                 718.3
  Income taxes                                                           39.2                  93.4
  Current portion of long-term debt                                      29.6                 493.6
                                                                    ---------             ---------
      Total current liabilities                                       4,062.6               4,996.0
                                                                    ---------             ---------

Deferred income taxes                                                   245.4                 268.2
Long-term debt, less current portion                                  2,814.0               2,215.7
Redeemable preferred stock of subsidiaries, minority
  interests and other long-term liabilities                             590.1                 507.8
Shareholders' equity
  Preferred stock, $.01 par value; authorized
      200,000,000 shares, none issued                                      --                    --
  Common stock, $.01 par value; 2,000,000,000 shares
      authorized; 493,425,759 shares issued at June 30,
      2000; 493,415,265 shares issued at December 31, 1999                4.9                   4.9
  Additional paid-in capital                                            949.8                 971.9
  Retained earnings                                                   5,543.6               5,179.2
  Accumulated other comprehensive income                                (67.1)                (79.7)
  Treasury stock, at cost, 27,140,736 shares at
      June 30, 2000, and 27,222,631 shares
      at December 31, 1999                                           (1,597.9)             (1,541.7)
                                                                    ---------             ---------
  Total shareholders' equity                                          4,833.3               4,534.6
                                                                    ---------             ---------
Total liabilities and shareholders' equity                          $12,545.4             $12,522.3
                                                                    =========             =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                 2000                  1999
                                                                              ---------             ---------
Net Cash Provided by Operating Activities                                     $   517.3             $   686.0
                                                                              ---------             ---------
Cash Flows from Investing Activities
 Proceeds from sales of marketable securities                                     179.8                  83.6
 Proceeds from investments and other assets                                        48.9                 346.2
 Payments for purchases of property and equipment                                (338.7)               (358.1)
 Payments for investments and other assets                                       (259.4)               (144.2)
 Payments related to acquisitions, net of cash acquired                              --              (1,658.7)
 Payments for purchases of software and other intangibles                        (167.0)                (53.5)
 Payments for purchases of marketable securities                                  (68.5)                (25.1)
 Other                                                                              9.0                  83.2
                                                                              ---------             ---------
      Net cash used in investing activities                                      (595.9)             (1,726.6)
                                                                              ---------             ---------

Cash Flows from Financing Activities
 Proceeds from long-term debt                                                  10,259.5               5,143.5
 Payments on long-term debt                                                    (9,939.3)             (4,228.2)
 Purchase of treasury stock                                                      (210.0)               (174.7)
 Employee stock transactions and related tax benefits                              71.8                  48.4
 Dividends paid                                                                  (139.9)               (147.5)
                                                                              ---------             ---------
      Net cash provided by financing  activities                                   42.1                 641.5
                                                                              ---------             ---------
Effect of exchange rate changes on cash and cash equivalents                      (45.5)                (66.2)
                                                                              ---------             ---------
Net decrease in cash and cash equivalents                                         (82.0)               (465.3)
Cash and cash equivalents at beginning of period                                  537.2               1,038.8
                                                                              ---------             ---------
Cash and cash equivalents at end of period                                    $   455.2             $   573.5
                                                                              =========             =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Certain reclassifications have been made to the 1999 unaudited condensed consolidated financial statements to conform to the 2000 presentation.

Note 2. Earnings per Share

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

                                                       2000     1999
                                                      -----    -----
     For the three months ended June 30:
        Basic earnings per share                      465.9    492.4
        Diluted earnings per share                    476.7    504.1

     For the six months ended June 30:
        Basic earnings per share                      466.3    492.3
        Diluted earnings per share                    478.9    503.0


Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 9.9 million and 0.5 million shares, respectively, for the three and six months ended June 30, 2000, and 867,412 shares for the three and six months ended June 30, 1999, and 109,657 restricted stock units for the three months ended June 30, 2000.


Note 3. Depreciation and Amortization

Property and equipment is stated net of accumulated depreciation of $4.3 billion and $4.2 billion, respectively, at June 30, 2000 and December 31, 1999. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.5 billion and $1.4 billion, respectively, at June 30, 2000 and December 31, 1999. Depreciation and amortization expense for the three and six months ended June 30, 2000 was $364.1 million and $718.7 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 1999 was $372.2 million and $684.2 million, respectively.


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

Through June 30, 2000, approximately 9,900 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $407.9 million of termination benefits have been charged to the accrual. In addition, approximately $54.7 million has been paid in connection with the exit activities described above. The Company expects that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

The following table depicts activity in the 1999 restructuring accrual for the six months ended June 30, 2000 (in millions):

                                      Involuntary
                                      Termination      Exit
                                         Costs         Costs         Total
                                        -------        ------        -----
Balance at December 31, 1999            $ 399.3        $ 51.3       $ 450.6
Payments                                 (149.0)        (19.7)       (168.7)
                                        -------        ------       -------
Balance at June 30, 2000                $ 250.3        $ 31.6       $ 281.9
                                        =======        ======       =======


Note 5.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2000 was $215.4 million and $516.9 million, respectively. Comprehensive income for the three and six months ended June 30, 1999 was $197.0 million and $86.6 million, respectively. The primary difference between comprehensive income and net income for the three and six months ended June 30, 2000 was related to foreign currency translation adjustments, partially offset by net unrealized holding gains on certain of the Company's investments. The primary difference between comprehensive income and net income for the three and six months ended June 30, 1999 was related to foreign currency translation adjustments.


Note 6.  Segment Information

Effective January 1, 2000, the Company reorganized its business on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions, and A.T. Kearney. The Company's segment information is stated in accordance with the new organizational structure. Revenue and operating income (loss) from E.solutions and A.T. Kearney have been combined to produce the "Consulting" segment. During the second quarter of 2000, we continued refining the alignment of contracts along our four lines of business. As a result, certain reclassifications have been made to current and prior year financial information to conform to the current alignment.

Prior to the reorganization, the Company disclosed segment information by aggregating its client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management, and Management Consulting Services. Prior period segment data has been restated to reflect the new reporting structure.

The following is a summary of certain financial information by reportable segment (in millions):


For the Three
Months Ended June 30,                                    2000                                      1999
---------------------                         -----------------------------             ----------------------------
                                                                 Operating                                Operating
                                              Revenue          Income (Loss)             Revenue        Income (Loss)
                                              -------          ------------             --------        ------------
Information Solutions                        $3,513.5            $ 611.0                $3,509.9           $ 545.7
Business Process Management                     655.7               98.5                   634.3              62.2
Consulting                                      543.5               46.0                   455.0              42.6
All other                                       (96.5)            (318.5)                   16.5            (294.1)
                                             --------            -------                --------           -------
Totals                                       $4,616.2            $ 437.0                $4,615.7           $ 356.4
                                             ========            =======                ========           =======
For the Six
Months Ended June 30,                                     2000                                      1999
---------------------                         -----------------------------             ----------------------------
                                                                 Operating                                Operating
                                              Revenue          Income (Loss)             Revenue        Income (Loss)
                                              -------          ------------             --------        ------------
Information Solutions                        $6,906.3           $1,146.0                $6,744.6          $1,040.1
Business Process Management                   1,289.6              198.2                 1,249.1             125.6
Consulting                                    1,066.9               80.6                   869.0              48.6
All other                                      (116.2)            (613.5)                   79.2            (584.2)
                                             --------           --------                --------          --------
                                              9,146.6              811.3                 8,941.9             630.1
Restructuring and other charges                    --                 --                      --            (379.8)
                                             --------           --------                --------          --------
Totals                                       $9,146.6           $  811.3                $8,941.9          $  250.3
                                             ========           ========                ========          ========


The Company currently uses operating income or loss, which consists of segment revenues less segment costs and expenses (before restructuring and other charges), to measure segment profit or loss. The Company had previously measured segment performance using gross profit, which consists of segment revenues less segment cost of revenues. Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. In addition, the "all other" category includes the results of the Company's Unigraphics Solutions Inc., EDS CoNext, Inc., and eBreviate, Inc. businesses. Certain historical financial information is not readily available under the new reporting structure, accordingly, certain group overhead cost allocations have been made to present 1999 operating income (loss) under the new reporting structure.

The following is a summary of total assets by reportable segment (in millions):

                                             June 30,        December 31,
                                               2000              1999
                                               ----             -----
Information Solutions                       $ 7,774.5         $ 7,374.9
Business Process Management                   1,746.5           1,708.2
Consulting                                    1,795.1           1,653.1
All other                                     1,229.3           1,786.1
                                            ---------         ---------
Total                                       $12,545.4         $12,522.3
                                            =========         =========

Total assets in the "all other" category include unallocated assets, primarily corporate cash, fixed assets and investments, and foreign exchange rate differences.

Note 7.  Commerce One Stock

In April 1999, EDS acquired 2,150,043 shares of Commerce One stock as part of the Company's acquisition of MCI Systemhouse from MCI WorldCom. In January 2000, EDS entered into a five-year forward sale of the stock that monetized the Company's position and established the difference between the Company's basis in the stock and the sales price on the date of the forward sale transaction as the minimum amount of appreciation that will be realized upon sale. The Company has the ability to realize further financial benefits if the market price of the stock appreciates above a certain level at the end of the five-year period.

The Company received $309.5 million in net proceeds as a result of entering into the forward sale, and recognized this amount as debt. Interest expense will be recognized over the five-year period using the effective interest rate implicit in the transaction. On an ongoing basis, EDS recognizes the change in the market values of Commerce One stock and the debt as components of other comprehensive income. There will be no further impact on cash flow from retiring the debt as it is redeemed by the delivery of Commerce One stock.


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

Forward-Looking Statements

The statements in this discussion which are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding future revenue growth, expenses and operating margins, as well as other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the impact of the renegotiation of certain sector agreements with GM, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures and our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

Revenues. Total revenues of $4.6 billion for the quarter ended June 30, 2000, remained flat, when compared to the corresponding period in 1999, as a result of an increase in revenues from non-GM clients offset by a decrease in revenues from GM. Revenues from non-GM clients for the quarter ended June 30, 2000, rose $72.4 million, or 2%, to $3.8 billion from $3.7 billion for the same period in 1999. The increase in non-GM revenues was primarily the result of new contracts signed in 1999 and 2000, and from revenues associated with the acquisition of Systemhouse in April 1999. This increase was partially offset by decreases resulting from the divestiture of certain business units and the discontinuation of certain contracts during 1999 in order to align service offerings with our four global lines of business to capture synergies and further leverage our delivery platforms. As a result of these strategic divestitures, we expect non-GM revenue growth, when compared to the corresponding periods in 1999, to be stronger in the second half of 2000 than in the first half of the year.
Revenues from GM decreased $71.9 million, or 8%, to $814.2 million during the three months ended June 30, 2000, compared with $886.1 million for the corresponding period in 1999. The decrease in revenues from GM is primarily attributable to the previously announced renegotiation of certain sector agreements, including the agreements covering GM's North American operations and GMAC, that became effective January 1, 2000. Revenues from both GM and non-GM clients were negatively impacted by foreign currency fluctuations during the three months ended June 30, 2000.

For the six months ended June 30, 2000, revenues rose $204.7 million, or 2%, to $9.1 billion when compared to $8.9 billion in the corresponding period in 1999. Revenues from non-GM clients for the six months ended June 30, 2000, rose $312.3 million, or 4%, to $7.5 billion from $7.2 billion in the corresponding period of 1999 primarily due to the reasons discussed above. Revenues from GM for the six months ended June 30, 2000, decreased $107.6 million, or 6%, to $1.7 billion from $1.8 billion in the comparable period in 1999 due primarily to the reasons discussed above. Revenues from both GM and non-GM clients were negatively impacted by foreign currency fluctuations during the six months ended June 30, 2000.

Effective January 1, 2000, the Company reorganized its operations on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions, and A.T. Kearney. The Company's segment information displayed below is in accordance with the new organizational structure. Revenue and operating income (loss) from E.solutions and A.T. Kearney have been combined to produce the "Consulting" segment. During the second quarter of 2000, we continued refining the alignment of contracts along our four lines of business. As a result, certain reclassifications have been made to current and prior year financial information to conform to the current alignment.

Prior to the reorganization, the Company disclosed segment information by aggregating its client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management, and Management Consulting Services.

We evaluate our operating segment revenue growth on a constant foreign currency basis. On this basis, operating segment revenues from non-GM clients increased 5% and 7%, respectively, for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999. The following table displays revenue growth by segment on a constant foreign currency basis for the three and six months ended June 30, 2000, as compared to the corresponding period in 1999:

                                    Three months ended    Six months ended
                                       June 30, 2000        June 30, 2000
                                       -------------        -------------
     Information Solutions                  -- %                 2 %
     Business Process Management             3 %                 3 %
     Consulting                             19 %                23 %
       E.solutions                          37 %                45 %
       A.T. Kearney                          9 %                11 %

Revenue growth for the three and six months periods ended June 30, 2000 as compared to the corresponding periods in the prior year, is attributable primarily to new contract signings and to revenues associated with the acquisition of Systemhouse in April 1999. The divestiture of certain business units in 1999 had the largest impact on revenue growth in the Business Process Management segment. Revenue growth for the six months ended June 30, 2000 reflects certain reclassifications as discussed above.

The following table displays the percentage of total revenue by segment:

     For the Three Months Ended June 30,               2000         1999
     -----------------------------------               ----         ----
     Information Solutions                               76%          76%
     Business Process Management                         14           14
     Consulting                                          12           10
     All other                                           (2)          --
                                                       ----         ----
     Total                                              100%         100%
                                                       ====         ====

     For the Six Months Ended June 30,                 2000         1999
     ---------------------------------                 ----         ----
     Information Solutions                               76%          75%
     Business Process Management                         14           14
     Consulting                                          12           10
     All other                                           (2)           1
                                                       ----         ----
     Total                                              100%         100%
                                                       ====         ====

Revenues from non-GM clients comprised 82% and 81%, respectively, of total revenues for the three months ended June 30, 2000 and 1999, and 82% and 80%, respectively, for the six months ended June 30, 2000 and 1999.

Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 18.7% for the three months ended June 30, 2000, compared with 17.6% for the corresponding period in 1999. For the six months ended June 30, 2000, the gross margin increased to 18.1%, compared with 17.1% for the comparable period in 1999. The increase in gross margin for the three and six months ended June 30, 2000, was due primarily to company-wide productivity and repositioning initiatives implemented in 1999, and was partially offset by a decline in the gross margin on our GM business resulting from the renegotiation of certain sector agreements. See "Revenues" above. In addition, we incurred incremental expenses during the three and six months ended June 30, 2000, when compared to the corresponding periods in the prior year, related to start-up activities for various e-business activities. We expect to continue to incur expenses related to these activities in future periods.

Selling, general and administrative, or SG&A, expenses as a percentage of revenues decreased to 9.2% for the three months ended June 30, 2000, compared to 9.9% in the corresponding period in 1999. For the six months ended June 30, 2000, SG&A decreased to 9.2%, compared with 10.1% for the comparable period in 1999. This decrease resulted primarily from the cost-saving initiatives implemented in 1999. Savings from these initiatives were partially offset by increased spending for sales, corporate systems, training and other areas of strategic importance.

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

Through June 30, 2000, approximately 9,900 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $407.9 million of termination benefits have been charged to the accrual. In addition, approximately $54.7 million has been paid in connection with the exit activities described above. We expect that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

The following table depicts activity in the 1999 restructuring accrual for the six months ended June 30, 2000 (in millions):

                                           Involuntary
                                           Termination     Exit
                                              Costs        Costs     Total
                                              -----        -----     -----
     Balance at December 31, 1999            $ 399.3      $ 51.3    $ 450.6
     Payments                                 (149.0)      (19.7)    (168.7)
                                             -------      ------    -------
     Balance at June 30, 2000                $ 250.3      $ 31.6    $ 281.9
                                             =======      ======    =======

Interest expense and other, net. The components of interest expense and other, net are presented below (in millions):

     For the three months ended June 30,      2000         1999
     ----------------------------------      ------       ------
     Interest and other income               $ 13.5       $ 59.0
     Interest expense                          53.1         39.4
                                             ------       ------
     Total                                   $(39.6)      $ 19.6
                                             ======       ======


     For the six months ended June 30,        2000         1999
     ---------------------------------       ------       ------
     Interest and other income               $143.5       $154.6
     Interest expense                         106.0         61.2
                                             ------       ------
     Total                                   $ 37.5       $ 93.4
                                             ======       ======

Interest expense and other, net decreased $59.2 million during the three months ended June 30, 2000, to ($39.6) million, compared with $19.6 million in the corresponding period in 1999. Interest and other income decreased $45.5 million, to $13.5 million from $59.0 million, due primarily to a pre-tax gain of $26.5 million recognized in 1999 resulting from the sale of limited partnership investments. Interest expense increased $13.7 million, to $53.1 million from $39.4 million, due primarily to an increased level of debt.

Interest expense and other, net decreased $55.9 million during the six months ended June 30, 2000, to $37.5 million, compared with $93.4 million in the corresponding period in 1999. Interest and other income decreased $11.1 million, to $143.5 million, compared with $154.6 million. Interest and other income for the six months ended June 30, 2000, includes a pre-tax gain of $97.6 million recorded in the first quarter of 2000 resulting primarily from the sale of our Kinetra subsidiary, an e-business venture started in 1998. Interest and other income for the six months ended June 30, 1999, includes a pre-tax gain of $90.0 million resulting from the sale of limited partnership investments. Interest expense increased $44.8 million during the six months ended June 30, 2000, to $106.0 million from $61.2 million, due primarily to an increased level of debt.

Income taxes.  The effective tax rate remained constant at 36.0% for the three
and six months ended   June 30, 2000 and 1999.

Net income. For the three months ended June 30, 2000, net income increased $13.7 million, to $254.3 million, compared with $240.6 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.55 and $0.53, respectively, for the three months ended June 30, 2000, and $0.49 and $0.48, respectively, for the comparable period in the prior year.

For the six months ended June 30, 2000, net income increased $323.2 million, to $543.2 million, compared with $220.0 million during the corresponding period of the prior year. Basic and diluted earnings per share were $1.16 and $1.13, respectively, for the six months ended June 30, 2000, and $0.45 and $0.44, respectively, for the comparable period in the prior year.

As discussed above, we recorded a pre-tax gain of $97.6 million in the first quarter of 2000 from the sale of investments. Excluding this gain, net income for the six months ended June 30, 2000 would have been $480.8 million, and basic and diluted earnings per share would have been $1.03 and $1.00, respectively. During 1999, we recorded pre-tax gains of $26.5 million and $90.0 million, respectively, during the three and six months ended June 30, 1999 related to the sale of limited partnership investments. We also recorded pre-tax charges of $379.8 million related to restructuring and other charges during the first quarter of 1999. Excluding these items, net income for the three months ended June 30, 1999 would have been $223.7 million, and basic and diluted earnings per share would have been $0.45 and $0.44, respectively. Net income for the six months ended June 30, 1999 would have been $405.5 million, and basic and diluted earnings per share would have been $0.82 and $0.80, respectively.

The following table summarizes the adjustments discussed in the preceding paragraph for the three and six months ended June 30, 2000 and 1999 (dollars in millions, except per share amounts):

                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                           ---------------------------           ---------------------------
                                                             2000               1999               2000               1999
                                                           --------           --------           --------           --------
Revenues - as reported                                     $4,616.2           $4,615.7           $9,146.6           $8,941.9
                                                           --------           --------           --------           --------

Costs and expenses - as reported                            4,179.2            4,259.3            8,335.3            8,691.6
Adjusting item:
 Restructuring and other charges                                 --                 --                 --             (379.8)
                                                           --------           --------           --------           --------
Costs and expenses - pro forma                              4,179.2            4,259.3            8,335.3            8,311.8
                                                           --------           --------           --------           --------

Operating income - pro forma                                  437.0              356.4              811.3              630.1
                                                           --------           --------           --------           --------

Interest expense and other, net - as reported                 (39.6)              19.6               37.5               93.4
Adjusting item:
 Gain on disposition of certain investments                      --              (26.5)             (97.6)             (90.0)
                                                           --------           --------           --------           --------
Interest expense and other, net - pro forma                   (39.6)              (6.9)             (60.1)               3.4
                                                           --------           --------           --------           --------

Income before income taxes - pro forma                        397.4              349.5              751.2              633.5
Provision for income taxes - pro forma                        143.1              125.8              270.4              228.0
                                                           --------           --------           --------           --------
Net income - pro forma                                     $  254.3           $  223.7           $  480.8           $  405.5
                                                           ========           ========           ========           ========

Earnings per share - pro forma
 Basic                                                     $   0.55           $   0.45           $   1.03           $   0.82
                                                           ========           ========           ========           ========
 Diluted                                                   $   0.53           $   0.44           $   1.00           $   0.80
                                                           ========           ========           ========           ========

Liquidity and Capital Resources

At June 30, 2000, we held cash and cash equivalents of $455.2 million, had working capital of $1.9 billion, and had a current ratio of 1.5-to-1. This compares to cash and cash equivalents of $537.2 million, $881.7 million in working capital, and a current ratio of 1.2-to-1 at December 31, 1999.

Total debt increased to $3.0 billion at June 30, 2000, from $2.9 billion at December 31, 1999. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. The total debt-to-capital ratio (which includes total debt and minority interests as a component of capital) was 38% at June 30, 2000, and at December 31, 1999. At both June 30, 2000, and December 31, 1999, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings.

Cash flows provided by operating activities decreased $168.7 million during the six months ended June 30, 2000, to $517.3 million from $686.0 million in the corresponding period in the prior year. This decrease was primarily due to changes in working capital items, partially offset by an increase in net income. Cash used in investing activities during the six months ended June 30, 2000 decreased $1.1 billion, to $595.9 million. Cash used in investing activities during the corresponding period in the prior year was $1.7 billion and included the acquisition of Systemhouse for approximately $1.6 billion. Cash flows provided by financing activities decreased $599.4 million to $42.1 million during the six months ended June 30, 2000, compared to $641.5 million during the corresponding period of 1999, due primarily to a decrease in net proceeds on long-term debt. For the six months ended June 30, 2000 and 1999, EDS paid cash dividends totaling $139.9 million and $147.5 million, respectively.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, are effective for financial statements for fiscal years beginning after June 15, 2000. We do not expect our adoption of the provisions of this statement on January 1, 2001, to have a material effect on our results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, and is effective July 1, 2000. We do not expect our adoption of this interpretation to have a material effect on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. We do not expect our adoption of the provisions of this statement effective October 1, 2000, to have a material effect on our results of operations or financial position.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EDS' 2000 Annual Meeting of Shareholders was held on May 23, 2000 in Plano, Texas. A total of 395,875,551 shares (approximately 84.6% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

     (i) Election of four Class I directors for a term expiring at the 2003 Annual Meeting of Shareholders: William H. Gray, III - 389,827,352 shares cast for election and 6,048,199 shares withheld; Ray J. Groves - 390,164,697 shares cast for election and 5,710,854 shares withheld; Jeffrey M. Heller - 390,187,148 shares cast for election and 5,688,403 shares withheld; and Ray L. Hunt - 390,321,145 shares cast for election and 5,554,406 shares withheld. The terms of the following directors continued after the meeting: James A. Baker, III, Richard H. Brown, Richard B. Cheney, Roger A. Enrico, C. Robert Kidder, and Judith Rodin. Mr. Cheney resigned as a director of EDS effective August 1, 2000.

     (ii) Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2000: 393,650,710 shares cast for the ratification, 1,025,474 shares cast against the ratification and 1,199,351 shares abstained.

     (iii) Stockholder proposal regarding poison pills: 217,034,724 shares cast for the proposal, 136,805,563 shares cast against the proposal and 2,884,495 shares abstained. There were 39,150,769 broker non-votes.

     (iv) Stockholder proposal regarding super-majority vote: 213,594,554 shares cast for the proposal, 139,640,689 shares cast against the proposal and 3,489,536 shares abstained. There were 39,150,772 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number         Description
     -------------------------------------------------------------------------

     10(b)          Amended and Restated 1996 Incentive Plan of Electronic Data
                    Systems Corporation
     27             Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K

     During the quarter ended June 30, 2000, EDS filed no Current Reports on Form 8-K.

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



                                   ELECTRONIC DATA SYSTEMS CORPORATION
                                   -----------------------------------
                                             (Registrant)



Dated:  August 11, 2000            By:      /s/ James E. Daley
                                      --------------------------------
                                               James E. Daley
                                        Executive Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)



Dated:  August 11, 2000            By:        /s/ John Adams
                                      --------------------------------
                                              John Adams
                                        Vice President and Controller
                                        (Principal Accounting Officer)