Form 10-Q
period 2000-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2000-11-14
CIK 1007456

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

               For the quarterly period ended September 30, 2000

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

     As of October 31, 2000, there were outstanding 467,630,598 shares of the registrant's Common Stock, $.01 par value per share.
===============================================================================

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                      Page No.
                                                                                     --------
Part I -- Financial Information (Unaudited)
  Item 1.   Financial Statements
            Unaudited Condensed Consolidated Statements of Income....................    3
            Unaudited Condensed Consolidated Balance Sheets..........................    4
            Unaudited Condensed Consolidated Statements of Cash Flows................    5
            Notes to Unaudited Condensed Consolidated Financial Statements...........    6
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations............................................................    9
Part II -- Other Information
  Item 6.   Exhibits and Reports on Form 8-K.........................................   15
Signatures...........................................................................   16

        Exhibit 27    Financial Data Schedule (for SEC information only)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in millions, except per share amounts)


                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                        -------------                   -------------
                                                      2000              1999            2000           1999
                                                    --------          --------       ---------      ---------

Revenues                                            $4,749.8          $4,714.8       $13,896.4      $13,656.8
                                                    --------          --------       ---------      ---------

Costs and expenses
     Cost of revenues                                3,844.6           3,854.4        11,335.8       11,264.8
     Selling, general and administrative               442.5             451.5         1,286.6        1,353.0
     Restructuring and other charges                      --             236.3              --          616.1
                                                    --------          --------       ---------      ---------
          Total costs and expenses                   4,287.1           4,542.2        12,622.4       13,233.9
                                                    --------          --------       ---------      ---------

Operating income                                       462.7             172.6         1,274.0          422.9
                                                    --------          --------       ---------      ---------

Interest expense and other, net                        (27.3)             74.6            10.2          168.1
                                                    --------          --------       ---------      ---------

Income before income taxes                             435.4             247.2         1,284.2          591.0
Provision for income taxes                             156.7              89.0           462.3          212.8
                                                    --------          --------       ---------      ---------
Net income                                          $  278.7          $  158.2       $   821.9      $   378.2
                                                    ========          ========       =========      =========

Earnings per share
     Basic                                          $   0.60          $   0.32       $    1.76      $    0.77
                                                    ========          ========       =========      =========
     Diluted                                        $   0.59          $   0.31       $    1.72      $    0.75
                                                    ========          ========       =========      =========
Cash dividends per share                            $   0.15          $   0.15       $    0.45      $    0.45
                                                    ========          ========       =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

              ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (in millions, except share and per share amounts)

                                                               September 30,        December 31,
                                                                    2000                 1999
                                                                 ---------            ---------
Assets
Current assets
     Cash and cash equivalents                                   $   317.7            $   537.2
     Marketable securities                                           350.6                191.5
     Accounts receivable, net                                      4,443.0              4,423.4
     Prepaids and other                                              723.8                725.6
                                                                 ---------            ---------
          Total current assets                                     5,835.1              5,877.7
                                                                 ---------            ---------

Property and equipment, net                                        2,459.8              2,459.8
                                                                 ---------            ---------

Operating and other assets
     Investments and other assets                                  1,494.4              1,483.6
     Software, goodwill, and other intangibles, net                2,652.0              2,701.2
                                                                 ---------            ---------
          Total operating and other assets                         4,146.4              4,184.8
                                                                 ---------            ---------
Total Assets                                                     $12,441.3            $12,522.3
                                                                 =========            =========

Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable and accrued liabilities                    $ 3,408.2            $ 3,690.7
     Deferred revenue                                                528.0                718.3
     Income taxes                                                      6.7                 93.4
     Current portion of long-term debt                                18.6                493.6
                                                                 ---------            ---------
          Total current liabilities                                3,961.5              4,996.0
                                                                 ---------            ---------

Deferred income taxes                                                258.0                268.2
                                                                 ---------            ---------
Long-term debt, less current portion                               2,697.1              2,215.7
                                                                 ---------            ---------
Redeemable preferred stock of subsidiaries, minority
 interests, and other long-term liabilities                          539.8                507.8
                                                                 ---------            ---------
Shareholders' equity
     Preferred stock, $.01 par value; authorized
      200,000,000 shares, none issued                                   --                   --
     Common stock, $.01 par value; authorized
      2,000,000,000 shares; 493,434,892 shares issued
      at September 30, 2000, and 493,415,265 shares
      issued at December 31, 1999                                      4.9                  4.9
     Additional paid-in capital                                      926.0                971.9
     Retained earnings                                             5,791.3              5,179.2
     Accumulated other comprehensive income                         (199.9)               (79.7)
     Treasury stock, at cost, 26,394,144 shares at
      September 30, 2000, and 27,222,631 shares at
      December 31, 1999                                           (1,537.4)            (1,541.7)
                                                                 ---------            ---------
     Total shareholders' equity                                    4,984.9              4,534.6
                                                                 ---------            ---------
Total Liabilities and Shareholders' Equity                       $12,441.3            $12,522.3
                                                                 =========            =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                             2000               1999
                                                                         ----------          ----------

Net Cash Provided by Operating Activities                                $    913.7          $  1,044.0
                                                                         ----------          ----------

Cash Flows from Investing Activities
     Proceeds from sales of marketable securities                             212.3               107.6
     Proceeds from investments and other assets                                64.5               677.4
     Payments for purchases of property and equipment                        (524.6)             (505.3)
     Payments for investments and other assets                               (299.4)             (182.0)
     Payments related to acquisitions, net of cash acquired                    (6.0)           (1,708.7)
     Payments for purchases of software and other intangibles                (207.6)              (78.3)
     Payments for purchases of marketable securities                          (39.0)              (33.4)
     Other                                                                     30.0               126.3
                                                                         ----------          ----------
          Net cash used in investing activities                              (769.8)           (1,596.4)
                                                                         ----------          ----------

Cash Flows from Financing Activities
     Proceeds from commercial paper and long-term debt                     28,276.5            16,437.7
     Payments on commercial paper and long-term debt                      (28,228.5)          (15,049.8)
     Purchase of treasury stock                                              (210.0)           (1,011.8)
     Employee stock transactions                                               68.0                86.1
     Dividends paid                                                          (209.8)             (221.5)
     Other                                                                      2.1                  --
                                                                         ----------          ----------
          Net cash provided by (used in) financing
           activities                                                        (301.7)              240.7
                                                                         ----------          ----------
Effect of exchange rate changes on cash and cash equivalents                  (61.7)              (97.0)
                                                                         ----------          ----------
Net decrease in cash and cash equivalents                                    (219.5)             (408.7)
Cash and cash equivalents at beginning of period                              537.2             1,038.8
                                                                         ----------          ----------
Cash and cash equivalents at end of period                               $    317.7          $    630.1
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

Certain reclassifications have been made to the 1999 unaudited condensed consolidated financial statements to conform to the 2000 presentation.

Note 2.  Earnings per Share

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

                                                 2000               1999
                                                -----              -----
For the three months ended September 30:
   Basic earnings per share                     466.3              490.8
   Diluted earnings per share                   472.6              503.7

For the nine months ended September 30:
   Basic earnings per share                     466.2              491.8
   Diluted earnings per share                   476.7              503.2

Securities which were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include 399,164 restricted stock units for the three and nine months ended September 30, 2000, and options to purchase 18.5 million shares for the three and nine months ended September 30, 2000, and options to purchase 0.9 million shares for the three and nine months ended September 30, 1999.


Note 3.  Depreciation and Amortization

Property and equipment is stated net of accumulated depreciation of $4.3 billion and $4.2 billion, respectively, at September 30, 2000 and December 31, 1999. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.5 billion and $1.4 billion, respectively, at September 30, 2000 and December 31, 1999. Depreciation and amortization expense for the three and nine months ended September 30, 2000 was $344.7 million and $1,063.4 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 1999 was $382.2 million and $1,066.4 million, respectively.

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

Through September 30, 2000, approximately 10,300 employees have left the Company through involuntary termination as a result of the 1999 initiatives, and approximately $438.3 million of termination benefits have been charged to the accrual. In addition, approximately $60.3 million has been paid in connection with the exit activities described above. The Company expects that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

The following table depicts activity in the 1999 restructuring accrual for the nine months ended September 30, 2000 (in millions):

                                 Involuntary
                                 Termination      Exit
                                    Costs         Costs        Total
                                 -----------   ----------   ----------
Balance at December 31, 1999     $   399.3     $     51.3   $    450.6
Payments                            (179.4)         (25.3)      (204.7)
                                 -----------   ----------   ----------
Balance at September 30, 2000    $   219.9     $     26.0   $    245.9
                                 ===========   ==========   ==========


Note 5.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2000 was $184.9 million and $701.8 million, respectively. Comprehensive income for the three and nine months ended September 30, 1999 was $136.6 million and $223.2 million, respectively. The primary difference between comprehensive income and net income for the three and nine months ended September 30, 2000 was related to foreign currency translation adjustments. The primary difference between comprehensive income and net income for the three months ended September 30, 1999 was related to the realization of previously unrecognized gains on certain of the Company's investments, partially offset by unrealized holding gains on certain other investments. For the nine months ended September 30, 1999, the difference between comprehensive income and net income was related to foreign currency translation adjustments and the realization of previously unrecognized gains on certain of the Company's investments, partially offset by unrealized holding gains on certain other investments.

Note 6.  Segment Information

Effective January 1, 2000, the Company reorganized its business on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions, and A.T. Kearney. The Company's segment information is stated in accordance with the new organizational structure. Revenue and operating income from E.solutions and A.T. Kearney have been combined to produce the "Consulting" segment. During the third quarter of 2000, the Company continued refining the alignment of contracts along the four lines of business. As a result, certain reclassifications have been made to current and prior year financial information to conform to the current alignment.

Prior to the reorganization, the Company disclosed segment information by aggregating its client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management, and Management Consulting Services. Prior period segment data has been restated to reflect the new reporting structure.

The following is a summary of certain financial information by reportable segment (in millions):

For the Three
Months Ended September 30,                                2000                                       1999
--------------------------                -----------------------------------        ----------------------------------
                                                               Operating                                  Operating
                                              Revenue         Income (Loss)              Revenue         Income (Loss)
                                              -------         -------------              -------         -------------
Information Solutions                      $  3,739.4        $        656.8           $  3,627.3        $        608.4
Business Process Management                     647.6                 102.0                666.7                  88.8
Consulting                                      510.8                  56.8                454.9                  50.4
All other                                      (148.0)               (352.9)               (34.1)               (338.7)
                                           ----------        --------------           ----------        --------------
                                              4,749.8                 462.7              4,714.8                 408.9
Restructuring and other charges                    --                    --                   --                (236.3)
                                           ----------        --------------           ----------        --------------
Totals                                     $  4,749.8        $        462.7           $  4,714.8        $        172.6
                                           ==========        ==============           ==========        ==============


For the Nine
Months Ended September 30,                                2000                                       1999
--------------------------                -----------------------------------        ----------------------------------
                                                               Operating                                  Operating
                                              Revenue         Income (Loss)              Revenue         Income (Loss)
                                              -------         -------------              -------         -------------
Information Solutions                      $ 10,666.4        $      1,799.3           $ 10,391.5        $      1,654.9
Business Process Management                   1,925.5                 287.3              1,886.6                 216.9
Consulting                                    1,568.7                 152.3              1,302.1                 101.6
All other                                      (264.2)               (964.9)                76.6                (934.4)
                                           ----------        --------------           ----------        --------------
                                             13,896.4               1,274.0             13,656.8               1,039.0
Restructuring and other charges                    --                    --                   --                (616.1)
                                           ----------        --------------           ----------        --------------
Totals                                     $ 13,896.4        $      1,274.0           $ 13,656.8        $        422.9
                                           ==========        ==============           ==========        ==============


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

The following is a summary of total assets by reportable segment (in millions):

                                           September 30,    December 31,
                                                2000           1999
                                           -------------    ------------
Information Solutions                      $     7,964.5    $    7,501.1
Business Process Management                      1,677.9         1,679.8
Consulting                                       1,619.9         1,596.6
All other                                        1,179.0         1,744.8
                                           -------------    ------------
Total                                      $    12,441.3    $   12,522.3
                                           =============    ============

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

The accounting for the forward sale arrangement will change upon the adoption of new accounting standards for derivative instruments on January 1, 2001 as described under "New Accounting Standards" in Management's Discussion and Analysis of Financial Condition and Results of Operations below.


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

Forward-Looking Statements

  The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding future revenue growth, expenses and operating margins, as well as other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for certain contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; fluctuations in foreign currency exchange rates; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures and our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

  Revenues. For the three months ended September 30, 2000, total revenues increased $35.0 million, or 1%, to $4.7 billion when compared to the corresponding period in 1999 as a result of an increase in revenues from non-GM clients partially offset by a decrease in revenues from GM. Revenues from non-GM clients for the quarter ended September 30, 2000, rose $68.1 million, or 2%, to $3.9 billion when compared to the corresponding period in 1999 primarily as a result of new contracts signed in 1999 and 2000. This increase was partially offset by decreases resulting from the divestiture of certain business units and the discontinuation of certain contracts during 1999 in order to align service offerings with our four global lines of business to capture synergies and further leverage our delivery platforms. As a result of these strategic divestitures, we expect non-GM revenue growth, when compared to the corresponding periods in 1999, to be stronger in the second half of 2000 than in the first half of the year. Revenues from GM decreased $33.1 million, or 4%, to $836.6 million during the three months ended September 30, 2000, compared with $869.7 million for the corresponding period in 1999. The decrease in revenues from GM is primarily attributable to the previously announced renegotiation of certain sector agreements, including the agreements covering GM's North American operations and GMAC, that became effective January 1, 2000. Revenues from both GM and non-GM clients were negatively impacted by foreign currency fluctuations, due primarily to the relative decline of the euro against the U.S. dollar, during the three months ended September 30, 2000. On a constant foreign currency basis, total revenues for the three months ended September 30, 2000 increased 3% over the corresponding period in 1999, resulting from an increase of 5% in revenues from non-GM clients and a decline of 2% in revenues from GM.

     For the nine months ended September 30, 2000, total revenues rose $239.6 million, or 2%, to $13.9 billion when compared to $13.7 billion in the corresponding period in 1999. Revenues from non-GM clients for the nine months ended September 30, 2000, rose $380.3 million, or 3%, to $11.4 billion from $11.0 billion in the corresponding period of 1999 primarily as a result of new contracts signed in 1999 and 2000, and from revenues associated with the acquisition of Systemhouse in April 1999. Revenues from GM for the nine months ended September 30, 2000, decreased $140.7 million, or 5%, to $2.5 billion from $2.6 billion in the comparable period in 1999 due primarily to the reasons discussed above. Revenues from both GM and non-GM clients were negatively impacted by foreign currency fluctuations, due primarily to the relative decline of the euro against the U.S. dollar, during the nine months ended September 30, 2000. On a constant foreign currency basis, total revenues for the nine months ended September 30, 2000 increased 4% over the corresponding period in 1999, resulting from an increase of 6% in revenues from non-GM clients and a decline of 4% in revenues from GM.

  Effective January 1, 2000, we reorganized our operations on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions, and A.T. Kearney. The segment information displayed below is in accordance with the new organizational structure. Our E.solutions and A.T. Kearney lines of business have been combined to produce the "Consulting" segment. During the third quarter of 2000, we continued refining the alignment of contracts along our four lines of business. As a result, certain reclassifications have been made to current and prior year financial information to conform to the current alignment.

  Prior to the reorganization, we disclosed segment information by aggregating our client contracts along the following three lines of business: Systems and Technology Services, Business Process Management, and Management Consulting Services.

  We evaluate our operating segment revenue growth on a constant foreign
currency basis.    The following table displays total revenue growth by segment on a constant foreign currency basis for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999:

                                   Three months ended        Nine months ended
                                   September 30, 2000        September 30, 2000
                                   ------------------        ------------------
Information Solutions                      3 %                       3 %
Business Process Management               (3)%                       2 %
Consulting                                12 %                      20 %
  E.solutions                             31 %                      45 %
  A.T. Kearney                             1 %                       8 %

    Revenue growth for the three and nine month periods ended September
30, 2000, as compared to the corresponding periods in the prior year, is attributable primarily to new contract signings. Revenue growth for the nine months ended September 2000 is also due in part to revenues associated with the acquisition of Systemhouse in April 1999. The divestiture of certain business units in 1999 had the largest impact on revenue growth in the Business Process Management segment. Revenue growth for the nine months ended September 30, 2000 reflects certain reclassifications as discussed above.

    The following table displays the percentage of total revenue by segment:

    For the Three Months Ended September 30,       2000       1999
    ----------------------------------------       ----       ----
    Information Solutions                            79%        77%
    Business Process Management                      13         14
    Consulting                                       11         10
    All other                                        (3)        (1)
                                                   ----       ----
    Total                                           100%       100%
                                                   ====       ====

    For the Nine Months Ended September 30,        2000       1999
    ----------------------------------------       ----       ----
    Information Solutions                            77%        76%
    Business Process Management                      14         14
    Consulting                                       11          9
    All other                                        (2)         1
                                                   ----       ----
    Total                                           100%       100%
                                                   ====       ====

   Revenues from non-GM clients comprised 82% of total revenues for each of the three-month periods ended September 30, 2000 and 1999, and 82% and 81%, respectively, for the nine months ended September 30, 2000 and 1999.

   Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 19.1% for the three months ended September 30, 2000, compared with 18.2% for the corresponding period in 1999. For the nine months ended September 30, 2000, the gross margin increased to 18.4%, compared with 17.5% for the comparable period in 1999. The increase in gross margin for the three and nine months ended September 30, 2000, was due primarily to ongoing company-wide productivity and repositioning initiatives, and was partially offset by a decline in the gross margin on our GM business resulting from the renegotiation of certain sector agreements. See "Revenues" above. In addition, we incurred incremental expenses during the three and nine months ended September 30, 2000, when compared to the corresponding periods in the prior year, related to start-up activities for various e-business activities. We expect to continue to incur expenses related to these activities in future periods.

   Selling, general and administrative, or SG&A, expenses as a percentage of revenues decreased to 9.3% for the three months ended September 30, 2000, compared to 9.6% in the corresponding period in 1999. For the nine months ended September 30, 2000, SG&A decreased to 9.3%, compared with 9.9% for the comparable period in 1999. These decreases resulted primarily from the cost-saving initiatives implemented in 1999. Savings from these initiatives were partially offset by increased spending for sales, corporate systems, training and other areas of strategic importance.

    In the first quarter of 1999, we began the implementation of initiatives designed to reduce costs, streamline our organizational structure, and exit certain operating activities. As a result of these initiatives, we recorded restructuring charges and related asset writedowns totaling $1,067.7 million for the year ended December 31, 1999. In the fourth quarter of 1999, we reversed residual accruals of $29.4 million related to previously recorded restructuring charges resulting in a net charge of $1,038.3 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted our early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to the expense associated with special termination benefits related to the early retirement offer (net of a curtailment gain), including amounts under our defined benefit pension plan, and $51.3 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities, and the writedown of certain assets to net realizable value. Charges associated with these actions include $93.9 million related to business exit and facilities consolidation costs, and asset writedowns of $107.3 million.

    Through September 30, 2000, approximately 10,300 employees have left the company through involuntary termination as a result of the 1999 initiatives, and approximately $438.3 million of termination benefits have been charged to the accrual. In addition, approximately $60.3 million has been paid in connection with the exit activities described above. We expect that remaining cash expenditures relating to this charge will be incurred primarily in 2000.

    The following table depicts activity in the 1999 restructuring accrual for the nine months ended September 30, 2000 (in millions):

                                     Involuntary
                                     Termination
                                        Costs       Exit Costs      Total
                                     -----------    ----------    --------
    Balance at December 31, 1999     $     399.3    $     51.3    $  450.6
    Payments                              (179.4)        (25.3)     (204.7)
                                     -----------    ----------    --------
    Balance at September 30, 2000    $     219.9    $     26.0    $  245.9
                                     ===========    ==========    ========

    Interest expense and other, net. The components of interest expense and other, net are presented below (in millions):

For the three months ended September 30,       2000            1999
----------------------------------------     ------           ------
Interest and other income                    $ 23.0           $109.9
Interest expense                               50.3             35.3
                                             ------           ------
Total                                        $(27.3)          $ 74.6
                                             ======           ======


For the nine months ended September 30,        2000             1999
---------------------------------------      ------           ------
Interest and other income                    $166.5           $264.6
Interest expense                              156.3             96.5
                                             ------           ------
Total                                        $ 10.2           $168.1
                                             ======           ======

     For the three months ended September 30, 2000, interest expense and other, net decreased $101.9 million, to ($27.3) million, compared with $74.6 million in the corresponding period in 1999. Interest and other income decreased $86.9 million, to $23.0 million from $109.9 million, due primarily to a net pre-tax gain of $81.5 million recognized in 1999 resulting from the sale of certain equity investments. Interest expense increased $15.0 million, to $50.3 million from $35.3 million, due primarily to an increased level of debt.

     For the nine months ended September 30, 2000, interest expense and other, net decreased $157.9 million, to $10.2 million, compared with $168.1 million in the corresponding period in 1999. Interest and other income decreased $98.1 million, to $166.5 million, compared with $264.6 million. Interest and other income for the nine months ended September 30, 2000, includes a pre-tax gain of $97.6 million recorded in the first quarter of 2000 resulting primarily from the sale of our Kinetra subsidiary, an e-business venture started in 1998. Interest and other income for the nine months ended September 30, 1999, includes a pre-tax gain of $171.5 million resulting from the sale of certain investments. Interest expense increased $59.8 million during the nine months ended September 30, 2000, to $156.3 million from $96.5 million, due primarily to an increased level of debt.

     Income taxes. The effective tax rate remained constant at 36.0% for the three and nine months ended September 30, 2000 and 1999.

     Net income. For the three months ended September 30, 2000, net income increased $120.5 million, to $278.7 million, compared with $158.2 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.60 and $0.59, respectively, for the three months ended September 30, 2000, and $0.32 and $0.31, respectively, for the comparable period in the prior year.

     For the nine months ended September 30, 2000, net income increased $443.7 million, to $821.9 million, compared with $378.2 million during the corresponding period of the prior year. Basic and diluted earnings per share were $1.76 and $1.72, respectively, for the nine months ended September 30, 2000, and $0.77 and $0.75, respectively, for the comparable period in the prior year.

     As discussed above, we recorded a pre-tax gain of $97.6 million for the nine months ended September 30, 2000, related to the sale of certain investments. Excluding this gain, net income for the nine months ended September 30, 2000 would have been $759.4 million, and basic and diluted earnings per share would have been $1.63 and $1.59, respectively.

     During the three months ended September 30, 1999, we recorded a net pre-tax gain of $81.5 million related to the sale of certain investments, and a pre-tax charge of $236.3 million related to restructuring activities and asset writedowns. Excluding these items, net income for the three months ended September 30, 1999 would have been $257.3 million, and basic and diluted earnings per share would have been $0.52 and $0.51, respectively. During the nine months ended September 30, 1999, we recorded pre-tax gains of $171.5 million related to the sale of certain investments, and pre-tax charges of $616.1 million related to restructuring activities and asset writedowns. Excluding these items, net income for the nine months ended September 30, 1999 would have been $662.8 million, and basic and diluted earnings per share would have been $1.35 and $1.32, respectively.

     The following table summarizes the adjustments discussed in the two preceding paragraphs for the three and nine months ended September 30, 2000 and 1999 (dollars in millions, except per share amounts):


                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                              -------------                     -------------
                                                           2000             1999             2000             1999
                                                         --------         --------        ---------        ---------
Revenues - as reported                                   $4,749.8         $4,714.8        $13,896.4        $13,656.8
                                                         --------         --------        ---------        ---------

Costs and expenses - as reported                          4,287.1          4,542.2         12,622.4         13,233.9
Adjusting item:
 Restructuring and other charges                               --           (236.3)              --           (616.1)
                                                         --------         --------        ---------        ---------
Costs and expenses - pro forma                            4,287.1          4,305.9         12,622.4         12,617.8
                                                         --------         --------        ---------        ---------

Operating income - pro forma                                462.7            408.9          1,274.0          1,039.0
                                                         --------         --------        ---------        ---------

Interest expense and other, net - as reported               (27.3)            74.6             10.2            168.1
Adjusting item:
 Gain on disposition of certain investments                    --            (81.5)           (97.6)          (171.5)
                                                         --------         --------        ---------        ---------
Interest expense and other, net - pro forma                 (27.3)            (6.9)           (87.4)            (3.4)
                                                         --------         --------        ---------        ---------

Income before income taxes - pro forma                      435.4            402.0          1,186.6          1,035.6
Provision for income taxes - pro forma                      156.7            144.7            427.2            372.8
                                                         --------         --------        ---------        ---------
Net income - pro forma                                   $  278.7         $  257.3        $   759.4        $   662.8
                                                         ========         ========        =========        =========

Earnings per share - pro forma



 Basic                                                   $   0.60         $   0.52        $    1.63        $    1.35
                                                         ========         ========        =========        =========
 Diluted                                                 $   0.59         $   0.51        $    1.59        $    1.32
                                                         ========         ========        =========        =========

Liquidity and Capital Resources

    At September 30, 2000, we held cash and cash equivalents of $317.7 million, had working capital of $1.9 billion, and had a current ratio of 1.5-to-1. This compares to cash and cash equivalents of $537.2 million, $881.7 million in working capital, and a current ratio of 1.2-to-1 at December 31, 1999.

    Total debt of $2.9 billion remained constant at September 30, 2000 when compared with December 31, 1999. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) declined to 36% at September 30, 2000 when compared with 38% at December 31, 1999. At both September 30, 2000, and December 31, 1999, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings.

    Cash flows provided by operating activities decreased $130.3 million during the nine months ended September 30, 2000, to $913.7 million from $1.0 billion in the corresponding period in the prior year. This decrease was primarily due to changes in working capital items, partially offset by an increase in net income. Cash used in investing activities during the nine months ended September 30, 2000 decreased $826.6 million, to $769.8 million, due primarily to a decrease in payments related to acquisitions partially offset by a decrease in proceeds from investments and other assets. Cash used in investing activities during the corresponding period in the prior year included the acquisition of Systemhouse for approximately $1.6 billion. Cash flows used in financing activities increased $542.4 million during the nine months ended September 30, 2000, to $301.7 million, compared with cash provided by financing activities of $240.7 million during the corresponding period of 1999, due primarily to a decrease in net borrowings on long-term debt, partially offset by a decrease in the purchase of treasury stock. For the nine months ended September 30, 2000 and 1999, EDS paid cash dividends totaling $209.8 million and $221.5 million, respectively.

Recent Acquisition

    On October 23, 2000, our Unigraphics Solutions Inc. subsidiary completed the acquisition of all outstanding shares of common stock of Engineering Animation, Inc., or EAI, at a net price of $13.75 per share. EAI develops and produces Internet-enabled visual process management, collaboration, communication and analysis software solutions and related services for extended manufacturing enterprises. We estimate that the total amount of funds required to consummate the acquisition and to pay related fees and expenses will be approximately $209 million and will be funded through existing general corporate facilities. We expect that a portion of the EAI purchase price will be allocated to in-process research and development, or R&D, and expensed in the fourth quarter. Amounts allocated to in-process R&D will be based upon an independent, third-party appraisal.

New Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, and SFAS 138, Accounting for Certain Derivatives Instruments and Certain Hedging Activities, require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. If the Company adopted these accounting standards on October 1, 2000, adoption would result in a one-time increase in net income of approximately $175 million, primarily related to the reclassification of certain equity securities into the trading portfolio. The adoption would also impact assets and liabilities recorded on the balance sheet. The provisions of this statement are effective for the Company as of January 1, 2001. The impact of adopting this statement on January 1, 2001, will not be determinable until December 31, 2000.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, and is effective July 1, 2000. The adoption of this interpretation did not have a material effect on our results of operations or financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not expect our adoption of the provisions of this bulletin as of October 1, 2000, to have a material effect on our results of operations or financial position.


                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number                                       Description
    ------        --------------------------------------------------------------

     27           Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K

     During the quarter ended September 30, 2000, EDS filed the following Current Report on Form 8-K:

     (i) Current Report on Form 8-K dated September 5, 2000 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.

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



                                       ELECTRONIC DATA SYSTEMS CORPORATION
                                       -----------------------------------
                                                   (Registrant)



Dated: November 13, 2000               By:         /s/ James E. Daley
                                           -------------------------------
                                                    James E. Daley
                                              Executive Vice President and
                                                 Chief Financial Officer
                                             (Principal Financial Officer)



Dated: November 13, 2000               By:         /s/ John Adams
                                           -------------------------------
                                                      John Adams
                                             Vice President and Controller
                                             (Principal Accounting Officer)