Form 10-K
period 2000-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2001-03-16
CIK 1007456

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No. 01-11779


                                  [LOGO EDS]


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No  ___.
                                       ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $29,796,760,000.

There were 467,631,000 shares of the registrant's common stock outstanding as of February 28, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2001, are incorporated by reference in Part III.

                                    PART I

ITEM 1. BUSINESS

     Electronic Data Systems Corporation ("EDS") was incorporated in Delaware in 1994 and, at the time of its split-off from General Motors Corporation ("GM") in 1996, became the successor to the business and operations of the Texas corporation which had been incorporated under the same name in 1962. In 1984, GM acquired all of the capital stock of the Texas corporation, which prior to that time had been an independent publicly held corporation. As a result of the split-off, EDS once again became an independent publicly held corporation with its Common Stock listed for trading on the New York and London Stock Exchanges. Unless the context requires otherwise, references in this Form 10-K to EDS include its predecessor and subsidiaries.

     EDS has been a leader in the global information technology (IT) services industry for almost 40 years. We provide strategy, implementation, and hosting services and solutions for clients managing the complexities of the digital economy, bringing together the world's best technologies to address our clients' critical business imperatives. Our end-to-end portfolio of services integrates our four lines of business - Information Solutions, Business Process Management, E.solutions and A.T. Kearney - to help clients solve complex business issues and achieve results with technology. Our seven Global Industry Groups - Communications, Energy, Financial, Government, Health Care, Manufacturing and Retail, and Transportation - work with each of our lines of business and client executive teams to most effectively position the company within our target markets.

     As of December 31, 2000, we employed approximately 122,000 persons. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604-6000.

Information Solutions

     Information Solutions, our largest line of business, encompasses our traditional IT outsourcing business. Information Solutions includes network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Our capabilities help clients align IT and operations with business strategy while ensuring predictable performance and costs. We have been a leader in the IT services industry for almost 40 years.

     Our Information Solutions services include:

     . Centralized Systems Management. We offer data processing services for stand-alone, midrange or high-end systems physically located in one or more controlled environments. This includes management services for traditional application processing environments, as well as specialized services such as Web site hosting and data warehousing. These services help clients reduce risk, facilitate cost-effective growth, improve delivery, efficiency and quality, and enhance client-to-customer relationships.

     . Distributed Systems Management. We offer end-to-end services to plan, deploy, operate and refresh an enterprise's total distributed processing capability. These include traditional laptop and desktop environments, as well as the emerging applications service provider model supported by network-based applications (often referred to as apps on taps). Benefits to clients for these services may include reduced cost of ownership, increased return on investment, transformation of PCs into information tools, increased speed to market and enhanced flexibility in business operations.

     . Communications Management. We define, develop and manage consistent voice, video, data, multi-service and other global communications services. These services facilitate electronic commerce, increase competitiveness and market opportunities, and improve information sharing through a client's supply and demand chain.

     . Application Services. We offer applications development and management services on an outsourced or out-tasked basis. These services range from outsourcing of all application development and management to implementation and management of EDS-owned or third party industry applications. Benefits to clients for these services include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes.

     Our Information Solutions line of business accounted for a substantial majority of our revenues in 2000, and we expect it to continue to account for a majority of our revenues in 2001.

Business Process Management

     Business Process Management, or BPM, is the outsourcing of one or more business processes or functions to an external provider. Our BPM line of business focuses on clients' business goals to enhance their customers' total satisfaction with delivery, performance, quality and cost.

     Our BPM services include:

     . Financial Process Management. We offer a full range of scalable services that enable clients to bridge the gap between paper and electronic payment processing environments. Offerings include credit card processing, ATM and kiosk transaction processing, debit and gateway authorization, check processing, remittance processing, mortgage and consumer loan processing, relocation services, and a wide variety of document management services. Services are aimed at several different types of clients, including banks and other lending institutions, card issuing institutions, merchants and merchant acquiring banks, as well as medium-to-large-size billers from multiple industries.

     . Administrative Process Management. With more than 30 years of experience,
       EDS provides end-to-end services for city, state and federal programs that operate in conjunction with a program's overall strategy to improve and increase efficiency. We provide solutions to improve business processes around Medicaid and Medicare claims administration, electronic traffic enforcement, and alarm tracking and billing services. Additional services provided to the public sector include decision support services, fraud and abuse detection services, registry and tracking services for vaccines and immunizations, and pharmacy benefit management services. In the private sector, we provide improvement services to clients to enhance and manage policyholder services for both life and property and casualty insurance companies.

     . Customer Relationship Management. EDS' expert management of customer interactions enables clients to develop individual customer relationships, build brand loyalty, and improve customer acquisition, retention and lifetime value. We are a global leader in Customer Relationship Management (CRM), supporting hundreds of clients with their end-to-end capabilities across the areas of customer interaction centers, customer intelligence, fulfillment and distribution services. Together with our three other lines of business, we provide the full range of CRM services - from management consulting and systems integration to ongoing business process management and outsourcing.

E.solutions

     Our E.solutions line of business provides consulting expertise, technology and application knowledge, and delivery excellence that help clients navigate the complexities of running their business in the digital economy. E.solutions offerings encompass a complete continuum of solutions consulting services, from enterprise strategy through application design, development and deployment; from package selection through implementation and integration; and from infrastructure assessment through design and deployment.

     The E.solutions line of business is organized around four major practices areas: Enterprise Consulting, bluesphere, Digital Value Chain and Digital Platforms.

     . Enterprise Consulting. Transforms enterprises through service offerings including Industry Consulting, Business Integration Consulting and Project Management Consulting. E.solutions also offers Web Universities and Training, a complete range of services assembled for organizations that intend to use learning as a strategic advantage in a fast-paced global market.

     . bluesphere. bluesphere is an interactive agency that specializes in creative Internet and interactive application development. bluesphere's offerings include Net Marketing, offering development and implementation of strategic Web plans and management of digital branding; Net Design, which helps clients develop custom Web-based solutions; Net Source, a comprehensive management program that coordinates all of the services required to deliver full Web capabilities; and Net Mobility, which provides access to applications and customer assistance for devices such as Web-ready cellular phones and personal digital assistants.

     . Digital Value Chain. Optimizes relationships between clients and their suppliers and customers through solutions consulting and technology, fully integrating our clients' electronic business with traditional systems. Digital Value Chain offerings include Supply Chain Services, assisting clients in the creation of more-efficient extended supply chains; Enterprise Resource Planning (ERP), offering planning, implementation, optimization and hosting services for enterprise application systems; CRM Services, a comprehensive suite of service offerings to help clients plan, design, implement and operate their customer care programs, including channel integration, marketing and sales automation, customer care solutions, business intelligence, knowledge management and full integration of front and back office functions; Net Markets, an end-to-end solution that brings buyers and suppliers together in an electronic community providing efficient matching and value-added services; and Integration Services, enabling clients to integrate their e-business environment with value-added solutions, applications, systems and business processes across the global extended enterprise.

     . Digital Platforms. E.solutions offers e-infrastructure consulting that allows clients to assess, design, plan and implement best-in-breed infrastructure and Web-based security systems. Our Information Assurance offerings help clients safely engage in all aspects of e-commerce with confidentiality, integrity and availability. These services include assessment, protection, verification and training solutions for data, infrastructure and systems, and continuous security monitoring and management that anticipate and react to all types of security threats. Other Digital Platform offerings include Messaging Services, such as migration/upgrade, systems integration/coexistence, hosted mailboxes, messaging system enhancements, directory services, e-mail content validation, administration optimization, collaborative solutions, and Infrastructure Consulting, including platform, network and applications consulting.

A.T. Kearney

     A.T. Kearney, a leading global management consultancy, became a subsidiary of EDS in 1995. The firm provides clients with high-value management consulting services, including strategy, information technology and e-business services, and organization and operations consulting, as well as executive search services. A.T. Kearney addresses top management and CEO issues through delivery of leading-edge solutions to complex problems.

     A.T. Kearney serves clients through practice teams focused on major industries, including automotive, consumer products, retail, financial institutions, communications/high technology and energy, as well as aerospace and defense, transportation, utilities, health care and pharmaceuticals.

     Among the services provided by A.T. Kearney are:

     . Strategy Consulting. Includes a broad spectrum of services from corporate/business unit and competitive strategy to e-business strategy, product/market/channel strategy and restructuring and privatization.

     . E-Business Consulting. Focuses on developing and delivering the e-business priorities within our client CEO's digital economy agenda. Working in collaboration with the E.solutions line of business, A.T. Kearney provides global clients end-to-end e-business capabilities from insight through implementation.

     . Strategic Information Technology Consulting. Provides services such as technology strategy, IT alignment, and business intelligence and technology-enabled business transformation. It assists clients in achieving business results by improving their ability to leverage and use IT or formulating results-oriented business strategies in which IT plays a central role.

     . Organization and Transformation Consulting. Focuses on change management, organization strategy, organization transformation and design, and post-merger integration.

     . Sales and Marketing Consulting. Includes services such as e-CRM, sales force effectiveness, customer service strategy, and pricing, terms and condition design.

     . Finance and Economics Consulting. Provides clients with services such as integrated strategic measurement, activity-based management, economic/financial analysis, litigation support and transfer pricing.

     . Operations Consulting. Involves all phases of operations, including strategic sourcing, manufacturing, supply chain management and negotiations. Specialties include Asset Productivity, Digital Operations Excellence and Network Market Management Operations.

Revenues

     Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed- and variable-fee arrangements. The terms of our client contracts generally range from less than one year in the high-value consulting business to up to ten years in our IT outsourcing business. Other than GM, no one client accounted for more than 10% of our total revenues in any of the past three years. Approximately 42% of our 2000 revenues were generated outside the United States.

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

Competition

     The IT services market remains fragmented and highly competitive. We experience competition in all four of our lines of business. Our Information Solutions line of business faces competition principally from other companies providing IT systems and services. The principal competitors in our Information Solutions line of business are Cap Gemini Ernst & Young, Computer Sciences Corporation (CSC), International Business Machines Corporation (IBM) Global Services and Perot Systems Corporation. The principal competitors in our Business Process Management line of business are First Data Corp., Automatic Data Processing, Inc., Fiserv Inc., and Convergys Corporation. Our E.solutions line of business competes with IBM Global Services, Cap Gemini Ernst & Young, Accenture, PricewaterhouseCoopers and Deloitte & Touche, as well as a number of other emerging technology companies. The Internet services and solutions consulting markets are converging as companies move toward the formation of collaborative enterprises and Internet services providers increasingly enter the solutions consulting space, providing Web enablement and enterprise systems integration. Principal competitors of A.T. Kearney include McKinsey & Company, Bain & Company, Booz Allen & Hamilton, Boston Consulting Group and Accenture. In addition, all four of our lines of business experience competition from numerous smaller, niche-oriented consulting and other firms, such as Viant Corporation, Razorfish, Inc., Sapient Corp., Proxicom, Inc., Exodus Communications, Inc., Digex, Incorporated, Deluxe Corp., Consultec, Inc., Harte-Hanks, Inc., and UPS Logistics Group.

     Technology and its application within the business enterprise are in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. We believe that to continue to compete effectively we must be able to develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis.

Employees

     As of December 31, 2000, we employed approximately 122,000 persons in the United States and around the world. None of our U.S. employees are currently employed under an agreement with a collective bargaining unit, and we believe that our relations with employees are good. To maintain our technical expertise and responsiveness to evolving client needs, we provide our employees with extensive continuing education and training, as well as leadership and professional development programs.

Patents, Proprietary Rights and Licenses

     We hold a number of patents and pending patent applications in the United States and other countries. Our policy generally is to pursue patent protection that we consider necessary or advisable for the patentable inventions and technological improvements of our business. We also significantly rely on trade secrets, copyrights, technical expertise and know-how, continuing technological innovations, and other means, such as confidentiality agreements with employees, consultants and clients, to protect and enhance our competitive position.

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

Services for General Motors

     Approximately 18% of our total revenues in 2000 were attributable to GM and its affiliates. We are the primary provider of data processing and other information technology services for GM and certain of its affiliates worldwide, including integrated information systems for payroll, health and benefits, office automation, and plant automation functions. The loss of GM as an ongoing major customer would have a material adverse effect on EDS.

     Immediately prior to our split-off from GM in 1996, we entered into a new Master Service Agreement (MSA) with GM that serves as a framework for the negotiation and operation of service agreements for certain "in-scope" IT services (as defined in the MSA) we provide to GM on a worldwide basis. These in-scope services accounted for approximately $2.9 billion of the $3.4 billion of GM revenues in 2000. The remainder was attributable to goods and services provided outside the scope of the MSA.

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

ITEM 2. PROPERTIES

     At December 31, 2000, we operated in approximately 340 locations in 41 states and 201 cities in the United States and approximately 453 locations in 218 cities in 40 countries outside the United States. At such date, we owned approximately 7 million square feet of space and leased from third parties approximately 20.8 million square feet of space. Our global headquarters campus in Plano, Texas, contains approximately 3.2 million square feet of office and data center space. Other than the 1.6-million-square-foot EDS Centre building, which we lease for an initial term expiring in 2022 (which lease has certain fixed price purchase options we may exercise during and at the end of such initial term), we own all buildings and real estate comprising the Plano campus.

     We operate large scale Service Management Centers (SMCs) in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom. In addition, we operate Service Delivery Centers (SDCs) at client-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple client SMCs. Our leased properties consist primarily of office, warehouse, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract.

     We believe that our facilities are suitable and adequate for our business. We periodically review our space requirements and consolidate and dispose of or sublet facilities which we no longer require for our business and acquire new space to meet the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe that disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None submitted.

EXECUTIVE OFFICERS OF EDS

     The following sets forth certain information with respect to the executive officers of EDS as of February 28, 2001:

     Richard H. Brown, 53, has been Chairman and Chief Executive Officer of EDS since January 1999. He was Chief Executive Officer of Cable & Wireless plc from July 1996 to December 1998 and President and Chief Executive Officer of H&R Block, Inc., and Chairman of its CompuServe subsidiary, from May 1995 to July 1996. Mr. Brown was Vice Chairman of Ameritech Corporation from January 1993 to May 1995 and President of its Illinois Bell subsidiary from 1990 to 1993. He held various executive positions with United Telecommunications, Inc., from 1981 to 1990, most recently as Executive Vice President, and was with Ohio Bell from 1969 to 1981.

     Jeffrey M. Heller, 61, has been Vice Chairman of EDS since November 2000 and a director of EDS since 1983. Mr. Heller oversees operation of EDS' six Global Industry Groups and its corporate support functions. He had served as President and Chief Operating Officer of EDS from June 1996 to November 2000, Senior Vice President of EDS from 1984 until June 1996, and Chairman of EDS' Unigraphics Solutions Inc. subsidiary from January 1999 to February 2001. Mr. Heller joined EDS in 1968 and has served in numerous technical and management capacities.

     Paul J. Chiapparone, 61, has been Executive Vice President - Operations of EDS since November 2000 and prior to that time had served as an Executive Vice President since June 1996 and a Senior Vice President since April 1986. Mr. Chiapparone has oversight responsibility for our Information Solutions and Business Process Management lines of business and CIO and CTO organizations as well as for our GM client on a global basis. He also serves as Chairman of our Unigraphics Solutions Inc. subsidiary. Mr. Chiapparone joined EDS in 1966 and has served in numerous management capacities.

     James E. Daley, 59, has been Executive Vice President and Chief Financial Officer of EDS since March 1999. Before joining EDS, he had been with Price Waterhouse, L.L.P. from 1963 to 1998, serving as its Co-Chairman - Operations from 1988 to 1995, Vice Chairman International from 1995 to 1996, Global ABS Leader of Financial Services Industry Practices from 1997 to 1998, and as a member of its Policy Board from 1984 to 1995, Management Committee from 1986 to 1996, World Board from 1988 to 1996 and World Firm Management Committee from 1988 to 1995.

     Douglas L. Frederick, 51, has been President of EDS' Information Solutions line of business since July 1999. Prior to joining EDS, he had served as Executive Vice President, Baan Customer Initiatives, of the Baan Company, a provider of enterprise business solutions, and Chairman and outside director of the Bain Company, a software technology company, from April 1997 to July 1999. Mr. Frederick was employed by The Boeing Company from 1979 to March 1997, holding senior executive IT positions commencing in 1990.

     John McCain, 41, has been President of EDS' E.solutions line of business since August 1999. He served as President of the E.solutions consulting group from May 1999 to July 1999. From December 1996 through April 1999, Mr. McCain was head of EDS' CIO Services strategic business line, which unit delivered technology based solutions, including Y2K services, around the world. He served as Vice President of EDS' Consumer Products business unit from August 1994 through November 1996. Mr. McCain joined EDS in 1986 in its marketing development program.

     Kim McMann, 43, has been President of EDS' Business Process Management line of business since October 1999. Prior to that time, she served as President of EDS' State Business unit from July 1999 to September 1999, President of EDS' State Health Care strategic business unit from September 1995 to July 1999, and President of EDS' Commercial Services strategic business unit, which focused on the U.S. retail industry, from July 1993 to September 1995. Ms. McMann began her career with EDS in 1979.

     Dietmar Ostermann, 39, has been Chief Executive Officer of A.T. Kearney, our high-value management consultancy subsidiary, since December 2000. He had been Managing Director of A.T. Kearney's operations in Europe from May 2000 to December 2000, Unit Head for Central Europe from January 1999 to May 2000, Managing Director for Germany from July 1997 to January 1999, and Managing Director of the firm's North American automotive practice from 1996 to July 1997. Mr. Ostermann joined A.T. Kearney in 1989. He is a citizen of Germany.

     Troy W. Todd, 72, has been Executive Vice President - Leadership and Change Management of EDS since April 1999, with responsibility for EDS' corporate communications, employee administration, executive compensation, and professional and technical development functions. Prior to joining EDS, he served in several senior management positions in the utilities and telecommunications industries, including CEO of Cable & Wireless Panama Telephone Company from June 1997 to March 1999, General Manager of the Orlando Utilities Commission from 1992 to 1995 and President and CEO of United Telephone Company of Florida from 1982 to 1992.

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

     Calendar Year                                High       Low
     -------------------------------------------------------------
     1999
      First Quarter............................  $53.94     $44.13
      Second Quarter...........................   59.94      46.88
      Third Quarter............................   67.38      52.38
      Fourth Quarter...........................   70.00      47.88

     2000
      First Quarter............................  $76.00     $58.38
      Second Quarter...........................   73.25      38.67
      Third Quarter............................   51.88      38.94
      Fourth Quarter...........................   60.00      39.44

     The last reported sale price of the Common Stock on the NYSE on February 28, 2001, was $63.83 per share. As of that date, there were approximately 164,083 record holders of Common Stock.

     EDS declared quarterly dividends on the Common Stock at the rate of $0.15 per share for each quarter of 1999 and 2000.

ITEM 6. SELECTED FINANCIAL DATA
(in millions, except per share amounts)

                                                As of and for the Years Ended December 31,
                                      -------------------------------------------------------------
                                         2000         1999         1998          1997        1996
                                      -------------------------------------------------------------
  Operating results
   Revenues........................   $19,226.8    $18,731.3    $17,242.9     $15,370.1   $14,494.7
   Cost of revenues................    15,630.6     15,367.7     14,290.1      12,298.6    11,505.8
   Selling, general and
    administrative.................     1,775.5      1,852.6      1,837.9       1,528.3     1,403.3
   Restructuring and other
    charges........................         2.5      1,038.3         48.1         329.6       789.5
   One-time split-off costs........           -            -            -             -        45.5
   Other income (expense)..........       (18.2)       185.0         66.9         (72.0)      (76.5)
   Provision for income
    taxes..........................       656.7        236.8        390.3         411.0       242.6
                                      -------------------------------------------------------------
    Net income.....................   $ 1,143.3    $   420.9    $   743.4     $   730.6   $   431.5
                                      =============================================================

  Per share data
   Basic earnings per share
    of common stock................   $    2.45    $    0.87    $    1.51     $    1.49   $    0.89
   Diluted earnings per
    share of common stock..........        2.40         0.85         1.50          1.48        0.88
   Cash dividends per share
    of common stock................        0.60         0.60         0.60          0.60        0.60

  Financial position
   Current assets..................   $ 6,166.7    $ 5,877.7    $ 5,633.3     $ 5,169.4   $ 4,945.2
   Property and equipment,
    net............................     2,474.1      2,459.8      2,708.1       2,868.4     3,097.0
   Operating and other
    assets.........................     4,059.5      4,184.8      3,184.7       3,136.3     3,150.7
   Total assets....................    12,700.3     12,522.3     11,526.1      11,174.1    11,192.9
   Current liabilities.............     4,318.3      4,996.0      3,656.8       3,257.6     3,162.8
   Long-term debt, less
    current portion................     2,585.6      2,215.7      1,184.3       1,790.9     2,324.3
   Redeemable preferred
    stock of subsidiaries,
    minority interests and
    other long-term
     liabilities...................       528.7        507.8        405.9         341.4       493.3
 Shareholders' equity..............     5,138.7      4,534.6      5,916.5       5,309.4     4,783.1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Forward-Looking Statements

     The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, capital expenditures and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, cost savings, backlog and the value of contract signings, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. We are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Results of Operations

     Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM (dollars in millions):

                             2000             1999             1998
                          -------------------------------------------------
     Revenues:
     Base...............  $15,856.4   82%  $15,150.8   81%  $13,632.9   79%
     GM.................    3,370.4   18%    3,580.5   19%    3,610.0   21%
                          -------------------------------------------------
      Total.............  $19,226.8  100%  $18,731.3  100%  $17,242.9  100%
                          =================================================

     Total revenues increased 3% in 2000 to $19.2 billion, up from $18.7 billion in 1999, which represented a 9% increase over 1998 total revenues of $17.2 billion. Base revenues grew 5% in 2000 to $15.9 billion, compared with an 11% increase to $15.2 billion in 1999. The increase in base revenues in 2000 resulted primarily from new contract signings, as well as from full-year revenues attributable to Systemhouse, which was acquired in April 1999. Approximately one-half of the increase in base revenues in 1999 resulted from new contract signings, while the other half of the increase was attributable to Systemhouse. These increases in base revenues in 2000 and 1999 were partially offset by decreases resulting from the divestiture during 1999 of certain business units and the discontinuation of certain contracts to align service offerings with our four global lines of business to capture synergies and further leverage our delivery platforms. See "Restructuring and other charges" below. Base revenues in 1998 included a negative adjustment of $200.0 million primarily as a result of a legal dispute with a client. The negative impact of this adjustment was partially offset by a gain of $69.0 million recorded as revenue resulting from the sale of a portion of our leasing portfolio. Revenues from GM declined 6% in 2000 to $3.4 billion, compared with a 1% decline in 1999. Approximately two-thirds of the decrease in revenues from contracts with GM in 2000 was due to the renegotiation of our sector agreements with GM covering its North American operations and GMAC, which became effective January 1, 2000. The remainder of the decline was due primarily to foreign currency fluctuations. The decline in revenues from GM in 1999, when compared to 1998, was primarily the result of billing rate reductions for certain existing services provided to GM, partially offset by new contracts with GM for additional products and services. We anticipate that revenues from contracts with GM in 2001 will remain at approximately the 2000 level. Revenues from both base and GM clients were negatively impacted in 2000 by foreign currency fluctuations, due primarily to the relative decline of both the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for 2000 increased 6% over 1999, resulting from an increase of 8% in revenues from base clients and a decline of 4% in revenues from GM.

     Other than GM, no one client accounted for more than 10% of our total revenues in 2000, 1999 or 1998.

     Effective January 1, 2000, we reorganized our business on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions and A.T. Kearney. Information Solutions encompasses traditional IT outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E.solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e-business services, strategic information technology, organization and operations consulting, as well as executive search services. Our E.solutions and A.T. Kearney lines of business constitute our "Consulting" reportable segment.

     Prior to the reorganization, we disclosed segment information by aggregating client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management and Management Consulting. In the following discussion, segment revenues for prior periods have been restated to reflect the new reporting structure. Because certain financial information for 1998 is not readily available under the new reporting structure, amounts for revenues by reportable segments for 1998 have been estimated based on the information reported for 1999.

     The following table displays the percentage of revenues by reportable segments for the years ended December 31, 2000, 1999 and 1998. Revenues of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. In addition, the "all other" category includes revenues from our Unigraphics Solutions Inc. subsidiary. Revenues from contracts with GM are reported in each of our reportable segments, predominantly in Information Solutions.

                                                Percentage of Revenues
                                                ----------------------
                                                   2000   1999   1998
                                                ----------------------
     Reportable Segments:
     Information Solutions.....................     77%    75%    75%
     Business Process Management...............     14     14     14
     Consulting................................     12     10     10
     All other.................................     (3)     1      1
                                                ----------------------
      Total....................................    100%   100%   100%
                                                ======================

     The following table displays the percentage of revenues by geographies:

                                                Percentage of Revenues
                                                ----------------------
                                                  2000   1999   1998
                                                ----------------------
     Geographies:
     United States.............................    58%     59%    62%
     United Kingdom............................    12      11     10
     All other, none greater than 10%..........    30      30     28
                                                ----------------------
      Total....................................   100%    100%   100%
                                                ======================

     Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 19% in 2000, compared with 18% in 1999 and 17% in 1998. The increase in our gross margin percentage in 2000 is primarily the result of the cost saving initiatives we implemented during 1999. See "Restructuring and other charges" below. The increase in total gross margin in 2000 resulting from these initiatives was partially offset by a decrease in the gross margin on contracts with GM resulting primarily from the renegotiation of our sector agreements with GM covering its North American operations and GMAC, which became effective January 1, 2000. The increase in gross margin during 1999, as compared with 1998, was due to the cost savings initiatives implemented in 1999, as well as to negative adjustments recorded to revenues in 1998. See "Revenues" above.

     As a percentage of revenues, selling, general and administrative (SG&A) expenses in 2000, 1999 and 1998 were 9%, 10% and 11%, respectively. The decrease in SG&A expenses as a percentage of revenues in 2000 is primarily the result of the initiatives we implemented in 1999 designed to improve operating margins. Cost savings realized from these initiatives were partially offset by increased spending for marketing and branding, Web-enabled employee training and development, improvements to certain of our internal systems, and other areas of strategic importance. SG&A expenses in 1998 included the recognition of $49.4 million related to the retirements of the former chairman and vice chairman. In addition, we incurred incremental SG&A expenses during 1998 related to the improvement of certain of our internal systems, the implementation of the SAP enterprise resource process system, increased spending on employee development and a management retention plan.

     Restructuring and other charges. The following table summarizes restructuring and other charges for the years ended December 31, 2000, 1999 and 1998 (in millions):


                                                   2000       1999     1998
                                                 ---------------------------
     Restructuring activity....................  $ 123.9   $1,067.7   $    -
     Reversal of prior restructuring accruals..   (145.6)     (29.4)   (22.2)
     In-process research and development.......     24.2          -     42.5
     Other charges.............................        -          -     27.8
                                                 ---------------------------
      Total restructuring and other charges....  $   2.5   $1,038.3   $ 48.1
                                                 ===========================

     In the first quarter of 1999, we began the implementation of initiatives designed to reduce costs, streamline our organizational structure and exit certain operating activities. As a result of these initiatives, we recorded restructuring charges and related asset write-downs totaling $1,067.7 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the company's early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to the expense associated with special termination benefits related to the early retirement offers (net of a curtailment gain), including amounts under the company's defined benefit pension plan, and $51.3 million from changes to the vesting conditions for unvested restricted stock units and options. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the write-down of certain assets to fair value. Charges associated with these actions include $93.9 million related to business exit and facilities consolidation costs, and asset write-downs of $107.3 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $15.5 million to terminate software license agreements, $39.6 million to terminate certain leases, $16.8 million to terminate certain client contracts and $22.0 million for other costs. These costs are associated with the exit of certain operations, primarily within our Information Solutions line of business. Asset write-downs related to the restructuring activities consist of $57.8 million to write off software, goodwill and other intangibles, and $49.5 million for write-downs of computer-related equipment and other assets. Such asset write-downs predominantly related to businesses we have decided to exit in each of our lines of business and were primarily determined based on the present value of anticipated future cash flows. During the year ended December 31, 1999, we reversed restructuring accruals totaling $29.4 million, $14.7 million of which was attributable to the initiatives begun in the first quarter of 1999, and the remainder of which was attributable to the 1996 and 1997 restructuring initiatives as discussed below.

     As a result of our ongoing evaluation of the results to date of the initiatives begun in 1999, we amended some of the original 1999 restructuring initiatives in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consist primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, we recorded restructuring charges and asset write-downs totaling $123.9 million in the fourth quarter of 2000. The financial impact of the new plan was more than offset by the reversal of accruals of $145.6 million related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $21.7 million for 2000.

     Amounts recorded for restructuring activities in the fourth quarter of 2000 provide for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88.5 million, $9.5 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. These initiatives also resulted in charges of $16.6 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $18.8 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $12.6 million to exit certain leases, $3.1 million to terminate certain client contracts and $0.9 million for other costs. These costs are associated primarily with our Business Process Management line of business. Asset write-downs related to the restructuring activities consist primarily of write-downs of computer-related equipment and other assets. Such asset write-downs, which predominantly related to businesses that we have decided to exit in the Information Solutions line of business, were primarily determined based on the present value of anticipated future cash flows.

     Through December 31, 2000, approximately 11,150 employees had left the company through involuntary termination as a result of the 1999 and 2000 initiatives, and approximately $485.7 million of termination benefits have been charged to the accrual. In addition, approximately $71.7 million has been paid in connection with the exit activities described above. We expect that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

     Restructuring actions contemplated under the 1996 and 1997 restructuring plans are essentially complete as of December 31, 2000, with remaining reserves of $8.0 million comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Through December 31, 2000, these restructuring activities have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $278.6 million since the second quarter of 1996. During the years ended December 31, 1999 and 1998, we reversed restructuring accruals related to these initiatives of $14.7 million and $22.2 million, respectively. During 1998, we recorded asset write-downs of $27.8 million primarily relating to operating assets initially identified for sale in 1997. As of December 31, 1998, all such assets had been sold.

     Acquisition of Engineering Animation, Inc. On October 23, 2000, one of our subsidiaries, Unigraphics Solutions Inc., or UGS, acquired all of the outstanding stock of Engineering Animation, Inc., or EAI, for a purchase price of $178.1 million, net of cash acquired, in a transaction accounted for as a purchase. EAI is a leader in Internet-enabled visual process management, collaboration, analysis and communication solutions for extended manufacturing enterprises. The cost of EAI was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values. Costs allocated to in-process research and development (R&D) in the amount of $24.2 million, were expensed upon acquisition. The excess of the purchase price, including fees and expenses related to the acquisition, over the fair value of net tangible assets acquired and in-process R&D was $125.6 million and is being amortized over periods of three to seven years.

     In-process R&D relates to the value of technology under development at the time of acquisition. The value assigned to in-process R&D was determined based on our estimates of the percentage of completion of the underlying development efforts, resulting net cash flows and the discounting of such cash flows to their present value using average risk adjusted rates and a percent complete factor. The in-process R&D will have no alternative future use if the products under development are not feasible. Efforts to complete development products continue, and there are no known delays to company-forecasted plans.

     Acquisition of Solid Edge. On March 2, 1998, UGS completed the acquisition of Intergraph Corporation's mechanical CAD/CAM business for a purchase price of $105.0 million, excluding $2.0 million of acquisition costs. In connection with the allocation of the purchase price to identifiable intangible assets, UGS allocated $42.5 million to in-process R&D that was expensed upon acquisition. The in-process R&D related to the modification of Solid Edge Version 4.0 software to include UGS' Parasolid solid modeling kernel software. The value assigned to in-process R&D was determined based on estimates of the resulting net cash flows from Solid Edge 5.0 and the discounting of such cash flows to present value using average risk adjusted rates and a percent complete factor. Management continues to believe that the original net cash flow projections for Solid Edge 5.0 are reasonable.

     Other income (expense). The components of other income (expense) are presented below for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                    2000      1999      1998
                                                  ---------------------------
     Interest and other income..................  $ 191.3   $ 335.0   $ 148.6
     Interest expense...........................   (209.5)   (150.0)   (131.3)
     Gain on sale of stock of subsidiary........        -         -      49.6
                                                  ---------------------------
      Total.....................................  $ (18.2)  $ 185.0   $  66.9
                                                  ===========================

     Interest and other income decreased $143.7 million in 2000 to $191.3 million due primarily to the recognition of incremental gains in 1999 resulting from the disposition of certain investments. In 2000 and 1999 we recorded pre-tax gains of $97.6 million and $199.5 million, respectively, on the disposition of certain investments. Interest expense increased $59.5 million in 2000 to $209.5 million, compared with $150.0 million in 1999 and $131.3 million in 1998, due to additional borrowings during 1999 used primarily to finance the repurchase of our common stock and to partially fund the acquisition of Systemhouse. See "Liquidity and Capital Resources" below. Also included in other income (expense) during 1998 was the recognition of a non-taxable gain of $49.6 million resulting from the sale of stock in connection with UGS' initial public offering. No taxes were provided for this gain, as we believe we will recover our basis in the shares sold in a tax-free manner.

     Income taxes. The effective income tax rates in 2000, 1999 and 1998 were 36.5%, 36.0%, and 34.4%, respectively. The increase in 2000 was due to a charge of $24.2 million for the write-off of acquired in-process R&D, which is not deductible for tax purposes, and the decrease in 1998 was due to a non-taxable gain of $49.6 million from the sale of stock as discussed above.

     Net income. Net income (including all charges, gains and adjustments discussed above) increased to $1,143.3 million in 2000, compared with $420.9 million in 1999 and $743.4 million in 1998. Basic earnings per share increased to $2.45 per share in 2000, compared with $0.87 in 1999 and $1.51 in 1998. Diluted earnings per share increased to $2.40 per share in 2000, compared with $0.85 in 1999 and $1.50 in 1998.

     As discussed above, during 2000 we recorded a charge of $24.2 million related to acquired in-process R&D, a net reversal of $21.7 million associated with restructuring activities and gains of $97.6 million resulting from the disposition of certain investments. Excluding these charges and gains, net income for 2000 would have been $1,091.1 million and basic and diluted earnings per share would have been $2.34 and $2.29, respectively.

     During 1999 we recorded restructuring and other charges, net of the reversal of certain previously recorded accruals, of $1,038.3 million and recorded gains of $199.5 million resulting from the disposition of certain investments. Excluding these charges and gains, net income for 1999 would have been $957.8 million and basic and diluted earnings per share would have been $1.97 and $1.92, respectively.

     During 1998 we recorded certain charges and adjustments, including $49.4 million related to senior executive retirements, $42.5 million for a write-off associated with acquired in-process R&D, $27.8 million for asset write-downs and $200.0 million for revenue adjustments resulting primarily from a legal dispute with a client. The negative impact of these items was partially offset by a gain of $49.6 million associated with the sale of stock of UGS, a gain of $69.0 million related to the sale of a portion of our leasing portfolio and positive adjustments of $22.2 million to reverse accruals related to previously recorded restructuring charges. Excluding these charges, gains and adjustments, net income would have been $840.1 million, and basic and diluted earnings per share would have been $1.71 and $1.70, respectively.

     The following table summarizes the adjustments discussed in the three preceding paragraphs (dollars in millions, except per share amounts):

                                                                2000        1999        1998
                                                              ---------------------------------

     Revenues - as reported.................................  $19,226.8   $18,731.3   $17,242.9
      Adjusting items:
        Contract revenue adjustments........................          -           -       200.0
        Sale of portion of leasing portfolio................          -           -       (69.0)
                                                              ---------------------------------
     Revenues - pro forma...................................   19,226.8    18,731.3    17,373.9
                                                              ---------------------------------

     Costs and expenses - as reported.......................   17,408.6    18,258.6    16,176.1
      Adjusting items:
        Restructuring activities/related asset write-downs..       21.7    (1,038.3)       22.2
        Senior executive retirements........................          -           -       (49.4)
        Write-off of acquired in-process R&D................      (24.2)          -       (42.5)
        Certain other asset write-downs.....................          -           -       (27.8)
                                                              ---------------------------------
     Costs and expenses - pro forma.........................   17,406.1    17,220.3    16,078.6
                                                               ---------------------------------

     Operating income - pro forma...........................    1,820.7     1,511.0     1,295.3
                                                              ---------------------------------

     Other income - as reported.............................      (18.2)      185.0        66.9
      Adjusting items:
        Disposition of certain investments..................      (97.6)     (199.5)          -
        Gain on sale of stock of subsidiary.................          -           -       (49.6)
                                                              ---------------------------------
     Other income - pro forma...............................     (115.8)      (14.5)       17.3
                                                              ---------------------------------

     Income before income taxes - pro forma.................    1,704.9     1,496.5     1,312.6
     Provision for income taxes - pro forma.................      613.8       538.7       472.5
                                                              ---------------------------------
     Net income - pro forma.................................  $ 1,091.1   $   957.8   $   840.1
                                                              ---------------------------------
     Earnings per share - pro forma
      Basic                                                   $    2.34   $    1.97   $    1.71
                                                              =================================
      Diluted                                                 $    2.29   $    1.92   $    1.70
                                                              =================================


     Percentage-of-completion. Our estimates of total revenues and expenses on client contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements. In addition, cost saving initiatives and productivity improvements generally result in the reduction of estimated total contract expenses on affected client contracts. For client contracts accounted for under the percentage-of-completion method, such changes are reflected in results of operations as a change in accounting estimate in the period the revisions are determined.

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

Financial Position

     Assets. Total assets increased to $12.7 billion at December 31, 2000, up from $12.5 billion at December 31, 1999. At December 31, 2000, we held cash and cash equivalents of $392.5 million, had working capital of $1.8 billion and a current ratio of 1.4-to-1. This compares with cash and cash equivalents of $506.4 million, $881.7 million in working capital, and a current ratio of 1.2-to-1 at December 31, 1999.

     Liabilities and shareholders' equity. Total debt decreased slightly to $2.8 billion at December 31, 2000, from $2.9 billion at December 31, 1999. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. Total debt increased $1.5 billion, to $2.9 billion at December 31, 1999, when compared with $1.4 billion at December 31, 1998, due to additional borrowings used primarily to finance the repurchase of our common stock and to partially fund the acquisition of Systemhouse. During 1999, we repurchased approximately 27 million shares of our common stock at a cost of approximately $1.5 billion. This repurchase is intended to serve as a hedge against our long-term exposure to earnings per share dilution with respect to outstanding options and restricted stock units. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 34.5% and 37.8% at December 31, 2000 and 1999. At both December 31, 2000 and 1999, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings.

Market Risks

     We are exposed to market risk from changes in interest rates, equity prices and foreign currency exchange rates. We enter into various hedging transactions to manage this risk. We do not hold or issue derivative financial instruments for trading purposes. A discussion of our accounting policies for financial instruments, and further disclosure relating to financial instruments, are included in the notes to the financial statements.

     Interest rate risk. Our earnings are affected by changes in short-term interest rates as a result of the issuance of short-term commercial paper and variable-rate notes. However, the effects of interest rate changes are reduced by our management of our debt portfolio between fixed- and variable-rate instruments as well as the utilization of interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During 2000, had short-term market interest rates averaged 10% more than in 1999, there would have been no material adverse impact on our results of operations or financial position.

     Publicly traded equity price sensitivity. Our financial position is affected by changes in publicly traded equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our publicly traded equity security investments. If the market price of our investments in publicly traded equity securities in 2001 were to fall by 10% below the level at the end of 2000, there would be no material adverse impact on our results of operations or financial position. During 2000, had the market price of our investments in publicly traded equity securities fallen by 10% below the level at the end of 1999, there would have been no material adverse impact on our results of operations or financial position.

     Foreign exchange risk. We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, the United Kingdom, those Western European countries who use the euro as a common currency, Australia and New Zealand. The primary purpose of our foreign currency hedging activities is to protect against foreign currency exchange risk from intercompany financing and trading transactions. We enter into foreign currency forward contracts with durations of generally less than 12 months to hedge such transactions. We have not entered into foreign currency forward contracts for speculative or trading purposes.

     All foreign currency forward contracts are marked-to-market, with gains and losses recognized in earnings, on a current basis. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates averaged 10% more in 2001 than in 2000, there would be no material adverse impact on our results of operations or financial position. During 2000, had foreign currency rates averaged 10% more than in 1999, there would have been no material adverse impact on our results of operations or financial position.

Liquidity and Capital Resources

     For the year ended December 31, 2000, net cash provided by operating activities decreased to $1.6 billion, as compared with $1.9 billion and $2.1 billion in 1999 and 1998, respectively. The decrease in 2000 as compared with 1999 was due primarily to changes in working capital items, partially offset by an increase in net income. The decrease in 1999 as compared with 1998 was due primarily to a decrease in net income, partially offset by changes in working capital items.

     For the year ended December 31, 2000, net cash used in investing activities decreased $492.9 million, to $1.2 billion, when compared to 1999. This decrease was due primarily to payments of approximately $1.6 billion in 1999 related to the acquisition of Systemhouse. This decrease was partially offset by reduced proceeds from investments and other assets and increases in payments for purchases of software and other intangibles in 2000. For the year ended December 31, 1999, net cash used in investing activities increased $1.0 billion from 1998, to $1.7 billion, due primarily to payments related to the acquisition of Systemhouse.

     For the year ended December 31, 2000, net cash used in financing activities decreased $223.9 million, to $352.3 million, compared with $576.2 million in 1999, due primarily to a decrease in the purchase of treasury stock partially offset by a reduction in net proceeds from commercial paper and long-term debt. For the year ended December 31, 1999, net cash used in financing activities decreased $377.5 million, to $576.2 million, compared with $953.7 million in 1998, due primarily to an increase in net proceeds from commercial paper and long-term debt partially offset by an increase in the purchase of treasury stock. We paid cash dividends totaling $280.1 million, $291.4 million and $295.3 million, respectively, in 2000, 1999 and 1998.

     We expect that the principal use of funds for the foreseeable future will be for capital expenditures and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, buildings and facilities, land and software, as well as acquisitions and joint ventures. We estimate that projected gross capital expenditures during 2001, excluding acquisition and joint venture activities as well as proceeds from divestitures, will be approximately $2 billion. Total capital expenditures for 2001 will depend to a significant extent on the level of additional acquisition and joint venture activities by EDS, capital requirements for new business and proceeds from divestitures. We anticipate that cash reserves, cash flows from operations and unused borrowing capacity under the existing lines of credit will provide sufficient funds to meet our needs for at least the next year.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended, require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of this standard on January 1, 2001, will result in a one-time increase in net income of $173.2 million, and a decrease in accumulated other comprehensive income of $205.1 million, primarily related to the reclassification of certain available-for-sale equity securities into the trading portfolio.

     In the fourth quarter of 2000, the FASB announced, in connection with finalizing the new accounting standard for business combinations, its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment, and the value would be written down only in periods in which the value of goodwill is more than fair value. The final standard on business combinations is expected to be issued by the FASB in the third quarter of 2001, but the FASB's tentative conclusion is subject to change, and there can be no assurance when or if a final standard will be issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements and Financial Statement Schedule                                Page
     Independent Auditors' Report................................................................    19

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998......    20

     Consolidated Balance Sheets as of December 31, 2000 and 1999................................    21

     Consolidated Statements of Shareholders' Equity and Comprehensive Income as of and
      for the years ended December 31, 2000, 1999 and 1998.......................................    22

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..    23

     Notes to Consolidated Financial Statements..................................................    24

     Financial Statement Schedule II - Valuation and Qualifying Accounts.........................    50

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Electronic Data Systems Corporation:

     We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

KPMG LLP
Dallas, Texas
February 1, 2001

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                   Years Ended December 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              --------------------------------

Revenues....................................  $19,226.8   $18,731.3  $17,242.9
                                              --------------------------------

Costs and expenses
  Cost of revenues..........................   15,630.6    15,367.7   14,290.1
  Selling, general and administrative.......    1,775.5     1,852.6    1,837.9
  Restructuring and other charges...........        2.5     1,038.3       48.1
                                              --------------------------------
    Total costs and expenses................   17,408.6    18,258.6   16,176.1
                                              --------------------------------

    Operating income........................    1,818.2       472.7    1,066.8

Other income (expense)......................      (18.2)      185.0       66.9
                                              --------------------------------
    Income before income taxes..............    1,800.0       657.7    1,133.7

Provision for income taxes..................      656.7       236.8      390.3
                                              --------------------------------
    Net income..............................  $ 1,143.3   $   420.9  $   743.4
                                              ================================

Basic earnings per share of common stock....  $    2.45   $    0.87  $    1.51
                                              ================================

Diluted earnings per share of common stock..  $    2.40   $    0.85  $    1.50
                                              ================================

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

                                                                                                       December 31,
                                                                                                  ---------------------
                                                                                                     2000        1999
                                                                                                  ---------------------
ASSETS
Current assets
  Cash and cash equivalents.....................................................................  $   392.5   $   506.4
  Marketable securities.........................................................................      300.1       219.7
  Accounts receivable, net......................................................................    4,837.1     4,454.2
  Prepaids and other............................................................................      637.0       697.4
                                                                                                  ---------------------
    Total current assets........................................................................    6,166.7     5,877.7

Property and equipment, net.....................................................................    2,474.1     2,459.8
Investments and other assets....................................................................    1,028.4     1,304.2
Software, goodwill and other intangibles, net...................................................    3,031.1     2,880.6
                                                                                                  ---------------------
        Total assets............................................................................  $12,700.3   $12,522.3
                                                                                                  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities......................................................  $ 3,640.8   $ 3,690.7
  Deferred revenue..............................................................................      552.4       718.3
  Income taxes..................................................................................      112.2        93.4
  Current portion of long-term debt.............................................................       12.9       493.6
                                                                                                  ---------------------
    Total current liabilities...................................................................    4,318.3     4,996.0
                                                                                                  ---------------------
Deferred income taxes...........................................................................      129.0       268.2
                                                                                                  ---------------------
Long-term debt, less current portion............................................................    2,585.6     2,215.7
                                                                                                  ---------------------
Redeemable preferred stock of subsidiaries, minority interests and other long-term liabilities..      528.7       507.8
                                                                                                  ---------------------
Commitments and contingencies
Shareholders' equity
  Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued...................          -           -
  Common stock, $.01 par value; authorized 2,000,000,000 shares;
    493,435,404 shares issued at December 31, 2000; 493,415,265  shares
    issued at December 31, 1999.................................................................        4.9         4.9
  Additional paid-in capital....................................................................      948.5       971.9
  Retained earnings.............................................................................    6,042.4     5,179.2
  Accumulated other comprehensive income........................................................     (237.7)      (79.7)
  Treasury stock, at cost, 28,136,801 and 27,222,631 shares at
    December 31, 2000 and 1999, respectively....................................................   (1,619.4)   (1,541.7)
                                                                                                  ---------------------
      Total shareholders' equity................................................................    5,138.7     4,534.6
                                                                                                  ---------------------
        Total liabilities and shareholders' equity..............................................  $12,700.3   $12,522.3
                                                                                                  =====================

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in millions)


                                                                                  Accumulated
                                          Common Stock                               Other      Treasury Stock
                                       -------------------  Additional              Compre-   ----------------
                                         Shares              Paid-in     Retained   hensive   Shares               Shareholders'
                                       Outstanding  Amount   Capital     Earnings   Income     Held     Amount        Equity
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1997.........        491.6    $4.9      $855.7   $4,601.6   $(152.8)       -   $       -       $ 5,309.4
 Comprehensive income:
   Net income........................            -       -           -      743.4         -        -           -           743.4
   Currency translation adjustment...            -       -           -          -       5.3        -           -             5.3
   Unrealized gains on securities,
    net of tax effect of $34.3 and
    reclassification adjustment......            -       -           -          -      51.3        -           -            51.3
                                                                                                                       ---------
   Total comprehensive income........                                                                                      800.0
                                                                                                                       ---------
 Dividends declared..................            -       -           -     (295.3)        -        -           -          (295.3)
 Stock award transactions............          1.5       -       102.6          -         -     (2.2)       93.1           195.7
 Purchase of treasury shares.........            -       -           -          -         -      2.2       (93.3)          (93.3)
                                       -----------------------------------------------------------------------------------------

Balance at December 31, 1998.........        493.1     4.9       958.3    5,049.7     (96.2)       -        (0.2)        5,916.5
 Comprehensive income:
   Net income........................            -       -           -      420.9         -        -           -           420.9
   Currency translation adjustment...            -       -           -          -    (163.1)       -           -          (163.1)
   Unrealized gains on securities,
    net of tax effect of $146.5 and
    reclassification adjustment......            -       -           -          -     186.7        -           -           186.7
   Minimum pension liability,
    net of tax effect of $4.0........            -       -           -          -      (7.1)       -           -            (7.1)
                                                                                                                       ---------
   Total comprehensive income........                                                                                      437.4
                                                                                                                       ---------
 Dividends declared..................            -       -           -     (291.4)        -        -           -          (291.4)
 Stock award transactions............          0.3       -        13.6          -         -     (7.4)      294.2           307.8
 Purchase of treasury shares.........            -       -           -          -         -     34.6    (1,835.7)       (1,835.7)
                                       -----------------------------------------------------------------------------------------

Balance at December 31, 1999.........        493.4     4.9       971.9    5,179.2     (79.7)    27.2    (1,541.7)        4,534.6
 Comprehensive income:
   Net income........................            -       -           -    1,143.3         -        -           -         1,143.3
   Currency translation adjustment...            -       -           -          -     (96.3)       -           -           (96.3)
   Unrealized losses on securities,
    net of tax effect of $13.6 and
    reclassification adjustment......            -       -           -          -     (24.1)       -           -           (24.1)
   Minimum pension liability,
    net of tax effect of $21.1.......            -       -           -          -     (37.6)       -           -           (37.6)
                                                                                                                       ---------
   Total comprehensive income........                                                                                      985.3
                                                                                                                       ---------
 Dividends declared..................            -       -           -     (280.1)        -        -           -          (280.1)
 Stock award transactions............            -       -       (23.4)         -         -     (4.5)      254.6           231.2
 Purchase of treasury shares.........            -       -           -          -         -      5.4      (332.3)         (332.3)
                                       -----------------------------------------------------------------------------------------

Balance at December 31, 2000.........        493.4    $4.9      $948.5   $6,042.4   $(237.7)    28.1   $(1,619.4)      $ 5,138.7
                                       =========================================================================================

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                         Years Ended December 31,
                                                                   -----------------------------------
                                                                       2000          1999        1998
                                                                   -----------------------------------
Cash Flows from Operating Activities
    Net income...................................................  $  1,143.3   $    420.9   $   743.4
                                                                   -----------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..............................     1,431.2      1,435.8     1,393.7
      Deferred compensation......................................       101.1        112.9       156.2
      Asset write-downs..........................................        43.0        129.2        70.3
      Gain on sale of stock of subsidiary........................           -            -       (49.6)
      Other......................................................      (188.4)      (228.8)     (133.3)
      Changes in operating assets and liabilities, net of
       effects of acquired companies:
        Accounts receivable......................................      (410.8)      (184.6)     (146.4)
        Prepaids and other.......................................       (61.8)        89.9      (155.9)
        Accounts payable and accrued liabilities.................      (305.4)       367.7       181.2
        Deferred revenue.........................................      (156.1)       162.1       133.7
        Income taxes payable.....................................       (37.6)      (369.1)     (110.5)
                                                                   -----------------------------------
           Total adjustments.....................................       415.2      1,515.1     1,339.4
                                                                   -----------------------------------
    Net cash provided by operating activities....................     1,558.5      1,936.0     2,082.8
                                                                   -----------------------------------

Cash Flows from Investing Activities
    Proceeds from sales of marketable securities.................       241.3        278.5       134.1
    Proceeds from investments and other assets...................        79.1        545.6       271.4
    Proceeds from divestitures...................................        11.5         66.5       408.4
    Payments for purchases of property and equipment.............      (768.0)      (684.9)     (870.3)
    Payments for investments and other assets....................       (73.8)       (76.1)     (306.9)
    Payments related to acquisitions, net of cash acquired.......      (201.7)    (1,722.1)     (108.1)
    Payments for purchases of software and other intangibles.....      (600.6)      (260.4)     (243.7)
    Payments for purchases of marketable securities..............       (68.0)       (47.2)     (120.8)
    Other........................................................       133.2        160.2        57.1
                                                                   -----------------------------------
    Net cash used in investing activities........................    (1,247.0)    (1,739.9)     (778.8)
                                                                   -----------------------------------

Cash Flows from Financing Activities
    Proceeds from commercial paper and long-term debt............    44,510.8     30,366.2     7,254.8
    Payments on commercial paper and long-term debt..............   (44,349.6)   (28,955.8)   (7,911.7)
    Purchase of treasury stock...................................      (332.3)    (1,835.7)      (93.3)
    Employee stock transactions..................................        96.6        140.5        26.7
    Dividends paid...............................................      (280.1)      (291.4)     (295.3)
    Other........................................................         2.3            -        65.1
                                                                   -----------------------------------
    Net cash used in financing activities........................      (352.3)      (576.2)     (953.7)
                                                                   -----------------------------------
Effect of exchange rate changes on cash and cash equivalents.....       (73.1)      (135.2)       (6.0)
                                                                   -----------------------------------
Net increase (decrease) in cash and cash equivalents.............      (113.9)      (515.3)      344.3
Cash and cash equivalents at beginning of year...................       506.4      1,021.7       677.4
                                                                   -----------------------------------
Cash and cash equivalents at end of year.........................  $    392.5   $    506.4   $ 1,021.7
                                                                   ===================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. Services include the management of computers, networks, information systems, information processing facilities, business operations and related personnel. As used herein, the terms "EDS" and the "Company" refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

Principles of Consolidation

     The consolidated financial statements include the accounts of EDS and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investments in companies which it does not control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method.

Earnings Per Share

     Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and restricted stock units that would have had a dilutive effect on earnings per share. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                                                            Years Ended December 31,
                                                                                           -------------------------
                                                                                            2000      1999      1998
                                                                                           -------------------------
       Basic earnings per share of common stock:
          Weighted-average common shares outstanding....................................   466.2     486.2     492.2
       Effect of dilutive securities (Note 10):
          Restricted stock units........................................................     4.9       6.0       2.7
          Stock options.................................................................     5.3       5.8       0.6
                                                                                           -------------------------
       Diluted earnings per share:
          Weighted-average common and common equivalent shares outstanding..............   476.4     498.0     495.5
                                                                                           =========================

     Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include restricted stock units of 0.4 million shares for the years ended December 31, 2000 and 1998, and options to purchase 11.3 million, 1.6 million and 9.6 million shares of common stock for the years ended December 31, 2000, 1999 and 1998, respectively.

Marketable Securities

     Marketable securities at December 31, 2000 and 1999 consist of government and agency obligations, corporate debt, and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of accumulated other comprehensive income in shareholders' equity until realized. Any decline in the fair value of an available-for-sale security below its cost deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Property and Equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the asset's estimated useful life or the term of the lease in the case of leasehold improvements. The ranges of estimated useful lives are as follows:


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

Software, Goodwill and Other Intangibles

     Purchased software or licensed software not subject to a subscription agreement and utilized in designing, installing and operating business information and communications systems is capitalized and amortized on a straight-line basis over a two- to five-year period. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Software development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized. Effective January 1, 1999, software development costs incurred to meet the Company's internal needs are capitalized and amortized on a straight-line basis over three years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are expensed in the period the software is provided. Under the terms of a five-year subscription agreement with a software provider, the Company has committed to contractually specified subscription minimums over the term of the agreement. The remaining contractual minimums under this arrangement as of December 31, 2000, are approximately $425.0 million.

     The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or independent appraisals. Such lives range from two to ten years. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. Useful life is determined based on the individual characteristics of the acquired entity and ranges from five to forty years.

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

Revenue Recognition

     The Company provides services under level-of-effort and fixed-price contracts, which generally extend up to ten years. Under level-of-effort contracts, revenue is recognized as services are provided to the client in accordance with contractual billing schedules. For certain fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses are made in the period in which the loss first becomes apparent. Revenue under non-refundable fixed-price contracts for software licenses is recognized after the software has been delivered and all significant uncertainties regarding customer acceptance have expired. The portion of the fixed-fee revenue related to maintenance is deferred and recognized ratably over the contract period.

     Deferred revenues of $552.4 million and $718.3 million at December 31, 2000 and 1999, respectively, represent billings in excess of amounts earned on certain contracts. Included in accounts receivable are unbilled receivables of $1,030.9 million and $999.5 million at December 31, 2000 and 1999, respectively. Unbilled receivables represent costs and related profits in excess of billings on certain fixed-price contracts. Unbilled receivables were not billable at the balance sheet date but are recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. Of the unbilled receivables at December 31, 2000, billings to such clients totaling $33.2 million are expected to be collected in 2002 and thereafter. However, a specific client's unbilled receivable balance may not be directly decreased for such future years' billings because additional costs may also be incurred in the future in accordance with the contractual agreements.

Currency Translation

     Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income, but are reflected as a component of shareholders' equity. Cumulative currency translation adjustment losses included in shareholders' equity were $430.4 million, $334.1 million and $171.0 million at December 31, 2000, 1999 and 1998, respectively. Non-functional currency transaction gains (losses), net of income taxes, are included in determining net income and were $(14.2) million, $1.0 million and $(8.5) million, respectively, for the years ended December 31, 2000, 1999 and 1998.

Derivative Financial Instruments

     Net payments or receipts under the Company's interest rate swap agreements are recorded as adjustments to interest expense. Foreign currency forward contracts are marked to market with gains and losses recognized in earnings on a current basis.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement, as amended, require that an entity recognize all derivative instruments as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative instrument. The adoption of this standard on January 1, 2001, will result in a one-time increase in net income of $173.2 million, and a decrease in accumulated other comprehensive income of $205.1 million, primarily related to the reclassification of certain "available-for-sale" equity securities into the "trading" securities classification.

Comprehensive Income

     Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2000, 1999 and 1998, the reclassification from comprehensive income to net income of gains (losses) realized on security transactions were $(0.4) million, $73.7 million and $9.6 million, respectively, net of the related tax expense (benefit) of $(0.1) million, $41.5 million and $5.4 million, respectively.

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

Statements of Cash Flows

     The Company considers the following asset classes with original maturities of three months or less to be cash equivalents: certificates of deposit, commercial paper, repurchase agreements and money market funds.

Financial Instruments

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999 (in millions):

                                                                              December 31,
                                                               ------------------------------------------
                                                                      2000                  1999
                                                               ------------------------------------------
                                                               Carrying  Estimated   Carrying  Estimated
                                                                Amount   Fair Value   Amount   Fair Value
                                                               ------------------------------------------
Current marketable securities (Note 2).......................  $  300.1    $  300.1  $  219.7    $  219.7
Investments in securities, joint ventures and partnerships,
 excluding equity method investments (Note 4)................     176.3       175.0     476.2       485.2
Long-term debt (Note 7)......................................   2,598.5     2,682.4   2,709.3     2,806.4
Redeemable preferred stock of subsidiaries (Note 8)..........     175.0       175.0     175.0       175.0
Foreign currency forward contracts, net liability (Note 12)..      42.6        42.6      12.5        12.5

     Current marketable securities are carried at their estimated fair value based on current market quotes. The fair values of certain long-term investments are estimated based on quoted market prices for these or similar investments. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The fair value of long-term debt and redeemable preferred stock of subsidiaries, including related interest rate swap agreements, is estimated based on the quoted market prices for the same or similar issues or based on the current rates offered to the Company for instruments with similar terms, degree of risk and remaining maturities. The fair value of foreign currency forward contracts is based on the estimated amount to settle the contracts using current market exchange rates. The carrying value of other financial instruments, such as cash equivalents, accounts and notes receivable, and accounts payable, approximates their fair value.

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

Concentration of Credit Risk

     Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients forming the Company's client base and their dispersion across different industry and geographic areas. Accounts receivable are shown net of allowances of $133.4 million and $95.2 million at December 31, 2000 and 1999, respectively.

     The Company is exposed to credit risk in the event of non-performance by counterparties to derivative contracts. However, because the Company deals only with major commercial banks with high-quality credit ratings, the Company does not anticipate non-performance by any of these counterparties.

Stock-Based Compensation

     The Company recognizes compensation cost over the vesting period for the difference between the quoted market price of an award at the date of grant and the purchase or exercise price of the share.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

NOTE 2: MARKETABLE SECURITIES

     Trading securities at December 31, 2000 and 1999 had carrying amounts of $62.2 million and $28.2 million, respectively. Changes in net unrealized holding gains (losses) on trading securities included in earnings were not material.

     The following is a summary of current available-for-sale marketable securities at December 31, 2000 and 1999 (in millions):

                                                                   December 31, 2000
                                                     ----------------------------------------------
                                                                  Gross        Gross
                                                     Amortized  Unrealized  Unrealized   Estimated
                                                       Cost       Gains       Losses     Fair Value
                                                     ----------------------------------------------
     Government and agency obligations.............     $112.7        $0.6      $ (0.6)      $112.7
     Other debt securities.........................       60.3           -        (0.6)        59.7
                                                     ----------------------------------------------
      Total debt securities........................      173.0         0.6        (1.2)       172.4
     Equity securities.............................       76.0         1.6       (12.1)        65.5
                                                     ----------------------------------------------
      Total current available-for-sale securities..     $249.0        $2.2      $(13.3)      $237.9
                                                     ==============================================

                                                                  December 31, 1999
                                                     ----------------------------------------------
                                                                  Gross       Gross
                                                     Amortized  Unrealized  Unrealized   Estimated
                                                       Cost       Gains       Losses     Fair Value
                                                     ----------------------------------------------
     Government and agency obligations.............     $113.2        $  -      $ (2.7)      $110.5
     Other debt securities.........................       60.4           -        (1.9)        58.5
                                                     ----------------------------------------------
      Total debt securities........................      173.6           -        (4.6)       169.0
     Equity securities.............................       22.3         0.4        (0.2)        22.5
                                                     ----------------------------------------------
      Total current available-for-sale securities..     $195.9        $0.4      $ (4.8)      $191.5
                                                     ==============================================

     In addition, at December 31, 2000 and 1999, non-current available-for-sale marketable securities with carrying amounts of $109.0 million and $435.0 million, including unrealized gains of $93.8 million and $407.4 million, respectively, are classified as Investments and Other Assets (see Note 4). Such classification resulted from the Company's intent to hold the securities for longer than one year.

     The amortized cost and estimated fair value of current available-for-sale debt securities at December 31, 2000, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

                                                           Amortized  Estimated
                                                             Cost     Fair Value
                                                           ---------------------
     Debt securities:
      Due in one year or less.............................    $ 24.7      $ 24.7
      Due after one year through five years...............     148.3       147.7
                                                           ---------------------
       Total debt securities..............................    $173.0      $172.4
                                                           =====================

     The following table summarizes sales of available-for-sale securities for the years ended December 31, 2000, 1999 and 1998 (in millions). Specific identification was used to determine cost in computing realized gain or loss.

                                                    Years Ended December 31,
                                                 ------------------------------
                                                  2000        1999        1998
                                                 ------------------------------
     Proceeds from sales......................   $241.3      $278.5      $134.1
     Gross realized gains.....................     21.5        91.0        32.2
     Gross realized losses....................     (8.9)       (0.2)          -

NOTE 3: PROPERTY AND EQUIPMENT (IN MILLIONS)

                                                               December 31,
                                                          ---------------------
                                                             2000        1999
                                                          ---------------------
     Land.............................................    $   131.0   $   139.3
     Buildings and facilities.........................      1,260.3     1,232.3
     Computer equipment...............................      4,845.7     4,775.0
     Other equipment and furniture....................        552.5       559.6
                                                          ---------------------
      Subtotal........................................      6,789.5     6,706.2
     Less accumulated depreciation....................     (4,315.4)   (4,246.4)
                                                          ---------------------
      Total...........................................    $ 2,474.1   $ 2,459.8
                                                          =====================


NOTE 4: INVESTMENTS AND OTHER ASSETS (IN MILLIONS)

                                                                                                             December 31,
                                                                                                         -------------------
                                                                                                           2000       1999
                                                                                                         -------------------
     Lease contracts receivable (net of principal and interest on non-recourse debt)..................   $  317.2   $  329.4
     Estimated residual values of leased assets (not guaranteed)......................................      235.9      240.0
     Unearned income, including deferred investment tax credits.......................................     (198.8)    (206.5)
                                                                                                         -------------------
      Total investment in leveraged leases (excluding deferred taxes of
        $304.1 and $306.3 at December 31, 2000 and 1999, respectively)................................      354.3      362.9
     Investments in securities, joint ventures and partnerships.......................................      226.5      522.6
     Deferred pension costs...........................................................................      210.4      159.0
     Other............................................................................................      237.2      259.7
                                                                                                         -------------------
      Total...........................................................................................   $1,028.4   $1,304.2
                                                                                                         ===================

     Financing leases financed with non-recourse borrowings at lease inception are accounted for as leveraged leases. Such borrowings are secured by substantially all of the lessor's rights under the lease plus the residual value of the asset. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. A portion of the Company's leveraged lease portfolio is concentrated within the airline industry. The Company historically has not experienced credit losses from these transactions, and the portfolios are diversified among unrelated lessees.

     Investments in securities, joint ventures and partnerships include investments accounted for under the equity method of $50.2 million and $46.4 million at December 31, 2000 and 1999, respectively. A decline in the market value of any investment deemed to be other than temporary is charged to earnings.

NOTE 5: SOFTWARE, GOODWILL AND OTHER INTANGIBLES (IN MILLIONS)

                                                              December 31,
                                                         ---------------------
                                                            2000        1999
                                                         ---------------------
     Software.........................................   $ 1,250.2   $ 1,167.8
     Goodwill.........................................     2,867.3     2,757.5
     Other intangibles................................       340.0       396.0
                                                         ---------------------
      Subtotal........................................     4,457.5     4,321.3
     Less accumulated amortization....................    (1,426.4)   (1,440.7)
                                                         ---------------------
      Total...........................................   $ 3,031.1   $ 2,880.6
                                                         =====================

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (IN MILLIONS)


                                                                December 31,
                                                             ------------------
                                                               2000      1999
                                                             ------------------
     Accounts payable......................                  $  406.5  $  378.1
     Accrued liabilities relating to:
      Contract-related.....................                     835.1     726.0
      Payroll-related......................                   1,139.0   1,080.8
      Restructuring........................                     145.1     462.8
      Property, sales and franchise taxes..                     136.8     150.4
      Other................................                     978.3     892.6
                                                             ------------------
       Total...............................                  $3,640.8  $3,690.7
                                                             ==================

NOTE 7: LONG-TERM DEBT (IN MILLIONS)

                                                                                                    December 31,
                                                                                     -----------------------------------------
                                                                                            2000                  1999
                                                                                     -----------------------------------------
                                                                                                Weighted              Weighted
                                                                                                Average               Average
                                                                                      Amount      Rate      Amount      Rate
                                                                                     -----------------------------------------
Commercial paper...............................................................      $  404.4    6.56%     $   66.5    5.81%
Notes payable, fixed rate, due 2001 to 2029, net of discount...................       2,139.8    7.10%      2,524.5    7.04%
Short-term line of credit......................................................             -                 102.7    6.01%
Other..........................................................................          54.3                  15.6
                                                                                     --------              --------
 Total.........................................................................       2,598.5               2,709.3
                                                                                     --------              --------
Less current portion of long-term debt.........................................         (12.9)               (493.6)
                                                                                     --------              --------
 Long-term debt................................................................      $2,585.6              $2,215.7
                                                                                     ========              ========

     Commercial paper is classified as non-current debt, as it is intended to be maintained on a long-term basis, with ongoing credit availability provided by the Company's revolving, committed lines of credit. The Company maintains a credit agreement with a syndicate of banks which provides for $1.3 billion of committed lines of credit, of which $625.0 million expires in 2001, with the option to convert any outstanding amounts under these lines into term loans maturing in 2003. The remaining $625.0 million expires in 2004. The Company pays annual commitment fees of 0.05% to 0.075% on the unused portion of the lines of credit.

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

     Maturities of long-term debt for years subsequent to December 31, 2000, are as follows (in millions):

     2001.......................................................... $   12.9
     2002..........................................................      6.7
     2003..........................................................      1.2
     2004..........................................................    904.8
     2005..........................................................    589.1
     Thereafter....................................................  1,083.8
                                                                    --------
          Total.................................................... $2,598.5
                                                                    ========

     The Company's credit facilities and the indenture governing its long-term notes contain certain financial and other covenants, including the maintenance of a minimum net worth and restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. As of December 31, 2000, the Company was in compliance with all of these covenants.

NOTE 8: REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES, MINORITY INTERESTS AND OTHER LONG-TERM LIABILITIES

     At December 31, 2000 and 1999, a consolidated subsidiary of the Company had redeemable preferred stock outstanding of $175.0 million. Holders of the preferred shares have the right to redeem such shares from 2001 to 2003 for cash equal to the issue amount plus cumulative unpaid dividends. Dividends on such preferred shares are cumulative from the effective date of issue at fixed rates ranging from 6.95% to 7.7%. (See Note 12 for a discussion of related interest rate swap agreements.) The preferred shares are non-voting and provide the holders with a priority position with respect to any class of the issuing subsidiary's stock in the event of dissolution. The Company may call the redeemable preferred stock outstanding in 2003.

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

NOTE 9: INCOME TAXES

     The provision for income tax expense is summarized as follows (in millions):

                                       U.S.
                                     Federal   Non-U.S.    State    Total
                                     -------   --------   ------   -------
     Year Ended December 31, 2000
     Current                         $ 426.0    $ 168.3   $ 39.9   $ 634.2
     Deferred......................      6.2       14.8      1.5      22.5
                                     -------------------------------------
      Total........................  $ 432.2    $ 183.1   $ 41.4   $ 656.7
                                     =====================================

     Year Ended December 31, 1999
     Current                         $ 457.3    $ 249.1   $ 20.4   $ 726.8
     Deferred......................   (298.9)    (167.5)   (23.6)   (490.0)
                                     -------------------------------------
      Total........................  $ 158.4    $  81.6   $ (3.2)  $ 236.8
                                     =====================================

     Year Ended December 31, 1998
     Current                         $ 391.8    $ 121.6   $ 58.2   $ 571.6
     Deferred......................   (169.0)       9.7    (22.0)   (181.3)
                                     -------------------------------------
      Total........................  $ 222.8    $ 131.3   $ 36.2   $ 390.3
                                     =====================================

     Income before income taxes included the following components (in millions):


                                                   Years Ended December 31,
                                                -----------------------------
                                                   2000      1999      1998
                                                -----------------------------
     U.S. income..............................  $1,378.2    $635.4   $  806.2
     Non-U.S. income..........................     421.8      22.3      327.5
                                                -----------------------------
       Total..................................  $1,800.0    $657.7   $1,133.7
                                                =============================

     A reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to the actual income tax expense follows (in millions):


                                                  Years Ended December 31,
                                                 --------------------------
                                                  2000      1999      1998
                                                 --------------------------
     Statutory federal income tax............... $630.0    $230.2    $396.8
     State income tax, net......................   26.9      14.5      23.5
     Prior year valuation allowance release.....   (1.5)     (4.2)    (35.0)
     Non-deductible goodwill....................   31.4      33.3      32.6
     Research and experimentation credits.......  (42.9)    (37.4)    (36.8)
     Other......................................   12.8       0.4       9.2
                                                 --------------------------
      Total..................................... $656.7    $236.8    $390.3
                                                 ==========================
     Effective income tax rate..................   36.5%     36.0%     34.4%
                                                 ==========================

     The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows (in millions):


                                                                         December 31,
                                                       -----------------------------------------------
                                                               2000                   1999
                                                       -----------------------------------------------
                                                         Assets    Liabilities   Assets    Liabilities
                                                       -----------------------------------------------
     Leasing basis differences........................  $   14.2     $  407.6    $    8.9     $  405.1
     Accrual accounting differences...................     289.4        294.0       262.4        337.6
     Employee benefit plans...........................      61.8         53.3        61.7         51.0
     Depreciation/amortization differences............     168.3        163.2       129.5        253.5
     Net operating loss and tax credit carryforwards..     216.6            -       296.9            -
     Employee-related compensation....................     221.0            -       310.2            -
     Marketable security differences..................       6.2        129.8        15.1        142.6
     Other............................................     316.1        236.4       223.6        139.4
                                                        -----------------------------------------------
       Subtotal.......................................   1,293.6      1,284.3     1,308.3      1,329.2
     Less valuation allowance.........................     (82.8)           -       (96.8)           -
                                                        -----------------------------------------------
       Total deferred taxes...........................  $1,210.8     $1,284.3    $1,211.5     $1,329.2
                                                        ===============================================

     The net changes in the total valuation allowance for the years ended December 31, 2000 and 1999 were a decrease of $14.0 million and an increase of $6.8 million, respectively. Certain of the Company's foreign subsidiaries have net operating loss carryforwards which expire over various periods through 2010, and others are unlimited. A majority of the carryforwards with definite expiration periods are included in the valuation allowance. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 10: STOCK PURCHASE AND INCENTIVE PLANS

     Compensation cost charged against income in connection with stock plans was $101.1 million, $112.9 million and $156.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between the quoted market price as of the date of the grant and the purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan. Pro forma net income and earnings per share disclosures, as required by SFAS No. 123, Accounting for Stock-Based Compensation, are computed as if the Company recorded compensation expense based on the fair value for stock-based awards and are as follows (in millions, except per share amounts):


                                            Years Ended December 31,
                                            ------------------------
                                                2000    1999    1998
                                            ------------------------
    Net income
      As reported.........................  $1,143.3  $420.9  $743.4
      Pro forma...........................   1,064.1   376.2   710.7

    Earnings per share of common stock:
      Basic
        As reported.......................  $   2.45  $ 0.87  $ 1.51
        Pro forma.........................      2.28    0.77    1.44

      Diluted
        As reported.......................  $   2.40  $ 0.85  $ 1.50
        Pro forma.........................      2.23    0.76    1.43

     The weighted-average fair value of options granted during the year was $19.06, $17.98 and $14.07 for 2000, 1999 and 1998, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: dividend yields of 1.2%, 1.2% and 1.5%; expected volatility of 39.9%, 30.1% and 29.5%; risk-free interest rate of 6.3%, 5.3% and 5.1%; and expected lives of 3.9 years, 6.1 years and 7.1 years.

EDS Stock Purchase Plan

     The EDS Stock Purchase Plan enables EDS employees to purchase up to 57.5 million shares of EDS common stock at 85% of the quoted market price through payroll deductions of up to 10% of their compensation. Shares of EDS common stock purchased under the EDS Stock Purchase Plan may not be sold or transferred within two years of the date of purchase unless they are first offered to EDS at the lesser of the original purchase price or the fair market value on the date of sale. The number of shares available for future sale under the EDS Stock Purchase Plan was 51.2 million shares at December 31, 2000.

PerformanceShare and EDS Global Share Plans

     The PerformanceShare and EDS Global Share Plans permit the granting of stock-based awards in the form of stock options to eligible employees. The PerformanceShare Plan, initially authorized to issue up to 20.0 million shares of EDS common stock, was amended during 2000 to reduce the number of shares authorized to be issued to 16.1 million shares. The EDS Global Share Plan was authorized in 2000 to issue up to 12.0 million shares of EDS common stock. The maximum number of shares for which future options may be granted under the provisions of the PerformanceShare and EDS Global Share Plans was 58,760 shares and 3.0 million, respectively, at December 31, 2000.

Incentive Plan

     The Incentive Plan is authorized to issue up to 77.0 million shares of EDS common stock. The Incentive Plan permits the granting of stock-based awards in the form of restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees, officers and non-employee directors. The exercise price for stock options has been equal to the quoted market price on the date of the grant. The maximum number of shares for which additional shares, rights or options may be granted or sold under the provisions of the Incentive Plan was 20.4 million shares at December 31, 2000.

     During the years ended December 31, 2000, 1999 and 1998, 0.1 million, 0.9 million and 1.7 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of five to ten years. The weighted-average fair value of the restricted stock units granted was $45.13, $55.77 and $41.01 for the years ended December 31, 2000, 1999 and 1998, respectively. The quoted market price as of the date of grant is charged to operations over the vesting period. The total unvested number of units at December 31, 2000, was 9.7 million.

     During the years ended December 31, 2000 and 1999, in connection with the restructuring activities described in Note 18, the Company recognized compensation expense totaling $9.5 million and $51.3 million, respectively, resulting from changes to vesting conditions for unvested restricted stock units and options pursuant to the Company's officer retention plan. The plan provides for cash benefits and accelerated vesting of restricted stock units and options in the event of termination of employment without cause and other benefits in the event the officer remained employed at the end of the retention period.

     During the year ended December 31, 1998, the Company recognized compensation expense totaling $49.4 million due to the retirement of its former chairman and vice chairman. Such expense resulted from changes to vesting conditions for unvested restricted stock units and the grant of additional supplemental executive retirement and other cash benefits.

     During the years ended December 31, 2000, 1999 and 1998, non-employee directors were granted a total of 2,650, 3,452 and 4,411 restricted shares, respectively, of EDS common stock that vest over a three-year period. The quoted market price on the date of grant is charged to expense over the vesting period for these shares.

     A summary of the Company's stock options issued under the PerformanceShare, EDS Global Share and Incentive Plans during the years ended December 31, 2000, 1999 and 1998, is presented below (in millions, except per share amounts):

                                                               Years Ended December 31,
                                           ----------------------------------------------------------------
                                                 2000                  1999                   1998
                                           ----------------------------------------------------------------
                                                    Weighted-              Weighted-              Weighted-
                                                     Average                Average                Average
                                                    Exercise               Exercise               Exercise
Fixed Options:                             Shares     Price       Shares     Price       Shares     Price
                                           ----------------------------------------------------------------
Outstanding at beginning of year.....        37.6       $  43       32.7         $41       23.2         $41
Granted..............................        21.9       $  53       11.3         $51       11.2         $40
Exercised............................        (0.9)      $  41       (1.9)        $38          -           -
Forfeited............................        (5.7)      $  50       (4.5)        $42       (1.7)        $41
                                            -------                -------                -------
Outstanding at end of year...........        52.9       $  47       37.6         $43       32.7         $41
                                            =======                =======                =======
Exercisable..........................         9.1       $  42        5.9         $39        0.6         $43
                                            =======                =======                =======

     At December 31, 2000, 28.5 million options outstanding with exercise prices of $36 to $44 had a weighted-average remaining contractual life and an exercise price of eight years and $40, respectively, and 24.4 million options with exercise prices of $45 to $69 had a weighted-average remaining contractual life and an exercise price of eight years and $55, respectively.

NOTE 11: SEGMENT INFORMATION

     Effective January 1, 2000, the Company reorganized its business on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions and A.T. Kearney. Information Solutions encompasses traditional IT outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E.solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e-business services, strategic information technology, organization and operations consulting, as well as executive search services. The Company's segment information is stated in accordance with the new organizational structure. Revenue and operating income from the E.solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment.

     Prior to the reorganization, the Company disclosed segment information by aggregating its client contracts along the following three lines of business:
Systems and Technology Services, Business Process Management and Management Consulting. Prior period segment data has been restated to reflect the new reporting structure.

     The Company uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other charges), to measure segment profit or loss. The Company had previously measured segment performance using gross profit, which consists of segment revenues less segment cost of revenues. Revenue, operating income (loss) and total assets of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. In addition, the "all other" category includes the results of the Company's Unigraphics Solutions Inc. subsidiary and corporate expenses.

     Certain historical financial information is not readily available under the new reporting structure. Accordingly, certain group overhead cost allocations have been made to present 1999 operating income (loss) under the new reporting structure. In addition, revenue, operating income (loss) and total assets for 1998 have been estimated based on the information reported for 1999.

     The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                            2000
                                            ------------------------------------
                                                          Operating     Total
                                            Revenue     Income (Loss)   Assets
                                            ------------------------------------
     Information Solutions...............  $14,774.0      $ 2,529.2   $ 8,280.8
     Business Process Management.........    2,704.2          383.6     1,653.8
     Consulting..........................    2,296.8          243.5     1,632.0
     All other...........................     (548.2)      (1,335.6)    1,133.7
                                           ------------------------------------
      Total..............................  $19,226.8      $ 1,820.7   $12,700.3
                                           ====================================

                                                            1999
                                            ------------------------------------
                                                          Operating     Total
                                            Revenue     Income (Loss)   Assets
                                            ------------------------------------
     Information Solutions...............  $14,029.9      $ 2,357.3   $ 7,487.4
     Business Process Management.........    2,677.6          214.3     1,681.6
     Consulting..........................    1,947.8          159.6     1,608.5
     All other...........................       76.0       (1,220.2)    1,744.8
                                           ------------------------------------
      Total..............................  $18,731.3      $ 1,511.0   $12,522.3
                                           ====================================

                                                            1998
                                            ------------------------------------
                                                          Operating     Total
                                            Revenue     Income (Loss)   Assets
                                            ------------------------------------
     Information Solutions...............  $12,915.1      $ 1,739.3   $ 6,891.7
     Business Process Management.........    2,464.8          158.1     1,547.8
     Consulting..........................    1,793.0          117.8     1,480.5
     All other...........................       70.0         (900.3)    1,606.1
                                           ------------------------------------
      Total..............................  $17,242.9      $ 1,114.9   $11,526.1
                                           ====================================

     The following is a summary of depreciation and amortization included in the calculation of operating income (loss) above (in millions):


                                                       Years Ended December 31,
                                                   -----------------------------
                                                       2000      1999      1998
                                                   -----------------------------
     Information Solutions.......................  $1,013.1  $  881.6  $  855.8
     Business Process Management.................     117.6     135.7     131.7
     Consulting..................................      78.8      91.3      88.6
     All other...................................     221.7     327.2     317.6
                                                   ----------------------------
      Total......................................  $1,431.2  $1,435.8  $1,393.7
                                                   ============================

     The following presents information about the Company's operations in different geographic regions as of and for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                  2000                   1999                   1998
                                          --------------------------------------------------------------------
                                                      Long-Lived             Long-Lived             Long-Lived
                                           Revenues     Assets    Revenues     Assets    Revenues     Assets
                                          --------------------------------------------------------------------
     United States......................  $11,215.6    $1,703.8  $10,974.4    $1,679.2  $10,628.6    $1,869.0
     United Kingdom.....................    2,379.5       231.3    2,076.2       296.9    1,755.1       302.1
     All other..........................    5,631.7       539.0    5,680.7       483.7    4,859.2       537.0
                                          -------------------------------------------------------------------
      Total.............................  $19,226.8    $2,474.1  $18,731.3    $2,459.8  $17,242.9    $2,708.1
                                          ===================================================================

     Revenue and long-lived assets of non-U.S. operations are measured using fixed currency exchange rates. Differences between fixed and actual exchange rates are included in the "all other" category.

     For the years ended December 31, 2000, 1999 and 1998, total revenue from contracts with GM and its affiliates totaled $3.4 billion, $3.6 billion and $3.6 billion, respectively. Revenues from contracts with GM were reported in each of the Company's reportable segments. Accounts receivable from GM and its affiliates totaled $478.3 million, $585.1 million and $282.5 million as of December 31, 2000, 1999 and 1998, respectively.

NOTE 12: FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The Company operates on a global basis, receiving revenues and incurring expenses in many countries. As a result of these activities, the Company has exposure to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used by the Company for the purpose of hedging against these risks by creating offsetting market positions. The Company does not hold or issue derivative financial instruments for trading purposes. The Company also invests in start-up companies to gain access to technology and marketplaces in which the Company intends to grow its business. The Company's ability to sell these investments may be constrained by market or other factors.

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

Interest Risk Management

     At December 31, 2000 and 1999, in connection with the debt issuance discussed in Note 7, the Company had interest rate swaps outstanding in the notional amount of $500.0 million. Under the swaps, the Company receives a fixed rate of 7.13% and pays a floating rate that is tied to the London Interbank Offering Rate ("LIBOR") and was 6.98% at December 31, 2000.

     At December 31, 2000 and 1999, in connection with the preferred stock transactions discussed in Note 8, the Company had fixed-to-variable interest rate and currency swaps outstanding in the notional amount of $175.0 million. At December 31, 2000, the floating rates paid were tied to the LIBOR and were 4.74% to 5.24%, and the fixed rates received were 6.95% to 7.70%. The related currency swaps converted the British pound LIBOR paid by the Company to the U.S. dollar LIBOR.

Foreign Exchange Risk Management

     The Company uses derivative financial instruments, particularly foreign exchange forward contracts, to hedge transactions denominated in different currencies on a continuing basis. The purpose of the Company's hedging activities is to reduce the level of exposure to exchange rate movements, most significantly in Canada, the United Kingdom, those Western European countries who use the euro as a common currency, Australia and New Zealand. At December 31, 2000 and 1999, the Company had forward exchange contracts maturing predominantly in the following year to purchase various foreign currencies in the amount of $370.0 million and $234.1 million, respectively, and to sell various foreign currencies in the amount of $1.8 billion and $1.8 billion, respectively.

Equity Security Risk Management

     In April 1999, EDS acquired MCI Systemhouse ("Systemhouse") from MCI WorldCom. In connection with the acquisition, EDS obtained 2,150,043 shares of an e-commerce solutions company. In January 2000, EDS entered into a five-year forward sale of this stock that monetized the Company's position and established the difference between the Company's basis in the stock and the sales price on the date of the forward sale transaction as the minimum amount of appreciation that will be realized upon sale. The Company has the ability to realize further financial benefits if the market price of the stock appreciates above a certain level at the end of the five-year period.

     The Company received $309.5 million in net proceeds as a result of entering into the forward sale and recognized this amount as debt. Interest expense is being recognized over the five-year period using the effective interest rate implicit in the transaction. On an ongoing basis, EDS recognizes the change in the market values of this stock and the debt as components of other comprehensive income. At December 31, 2000, unrealized gain relating to the change in the market value of the debt from this transaction was $284.8 million and is reported as an offset to long-term debt. There will be no further impact on cash flow from retiring the debt, as it can be redeemed by the delivery of this stock.

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

     The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets during 2000 and 1999, and a statement of the funded status as of December 31, 2000 and 1999 (in millions):

                                                           December 31,
                                                       -------------------
                                                         2000       1999
                                                       -------------------
     Reconciliation of Benefit Obligation
      Obligation at January 1........................  $3,199.8   $2,568.6
      Service cost...................................     251.0      256.2
      Interest cost..................................     231.8      182.7
      Plan amendments................................     (12.3)      30.2
      Actuarial loss.................................     192.6       62.3
      Foreign currency exchange rate changes.........    (106.0)     (63.7)
      Benefit payments...............................    (258.2)     (82.9)
      Curtailments and special termination benefits..       8.3      171.7
      Settlements....................................         -       18.3
      Other..........................................      31.5       56.4
                                                       -------------------
        Obligation at December 31....................  $3,538.5   $3,199.8
                                                       ===================

     Reconciliation of Fair Value of Plan Assets
      Fair value of plan assets at January 1.........  $3,223.9   $2,562.5
      Actual return on plan assets...................     751.9      587.9
      Foreign currency exchange rate changes.........     (98.3)     (33.9)
      Employer contributions.........................     199.0      141.1
      Benefit payments...............................    (258.2)     (82.9)
      Other..........................................      30.5       49.2
                                                       -------------------
        Fair value of plan assets at December 31.....  $3,848.8   $3,223.9
                                                       ===================

     Funded Status
      Funded status at December 31...................  $  310.3   $   24.1
      Unrecognized transition obligation.............      14.7       17.1
      Unrecognized prior-service cost................    (312.5)    (328.5)
      Unrecognized net actuarial (gain) loss.........     (87.7)     152.5
                                                       -------------------
        Net amount recognized........................  $  (75.2)  $ (134.8)
                                                       ===================

     The following table provides the amounts recognized in the balance sheets for pension benefits (in millions):

                                                           December 31,
                                                       -------------------
                                                         2000       1999
                                                       -------------------
     Prepaid benefit cost............................  $  182.2   $  134.0
     Accrued benefit liability.......................    (355.4)    (304.9)
     Intangible asset................................      28.2       25.0
     Accumulated other comprehensive income..........      69.8       11.1
                                                       -------------------
      Net amount recognized..........................  $  (75.2)  $ (134.8)
                                                       ===================

     The Company has certain pension plans, primarily international plans, with accumulated benefit obligations in excess of plan assets. The accumulated benefit obligations for these plans were $305.3 million and $204.5 million at December 31, 2000 and 1999, respectively. Total plan assets for these plans were $25.3 million and $19.3 million at December 31, 2000 and 1999, respectively.

     The following table provides the components of net periodic pension cost (in millions):

                                                                            Years Ended December 31,
                                                                          ----------------------------
                                                                              2000      1999      1998
                                                                           ---------------------------
     Service cost...................................................       $ 251.0   $ 256.2   $ 186.9
     Interest cost..................................................         231.8     182.7     162.7
     Expected return on plan assets.................................        (319.7)   (252.4)   (246.1)
     Amortization of transition obligation..........................           1.0       1.2       1.1
     Amortization of prior-service cost.............................         (29.6)    (32.6)    (27.1)
     Amortization of net actuarial loss.............................           0.8      15.6         -
                                                                          ----------------------------
     Net periodic benefit cost......................................         135.3     170.7      77.5
     Curtailment loss (gain)........................................           8.3     (29.1)        -
     Settlement loss................................................             -      18.3         -
                                                                          ----------------------------
      Net periodic benefit cost after curtailments and settlements..       $ 143.6   $ 159.9   $  77.5
                                                                          ============================

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

     At December 31, 2000 and 1999, the Plans' assets consisted primarily of equity and fixed-income securities and U.S. government obligations. During 1998, the Company amended the U.S. pension plan to convert it to a cash balance plan, using a benefit formula based on years of service, age and career-average earnings. In connection with this amendment, employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. Effective January 1, 2000, the Company allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan (the "401(k) Plan"). During the year ended December 31, 2000, the Company contributed $8.2 million to the 401(k) Plan related to these elections. This amount is not included in net periodic pension cost shown in the table above. The impact of these amendments on the Company's 1998 financial position and results of operations was to reduce the benefit obligation by approximately $492.0 million and pension cost by $57.0 million, respectively.

     The weighted-average assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                     Years Ended December 31,
                                                     ------------------------
                                                     2000      1999      1998
                                                     ------------------------
     Discount rate.................................  7.2%      7.0%      6.8%
     Rate of increase in compensation levels.......  5.2%      5.2%      5.2%
     Long-term rate of return on assets............  9.9%      9.9%      9.9%

     In addition to the plans described above, the 401(k) Plan and the EDS Executive Deferral Plan (the "Deferral Plan") provide a long-term savings program for participants. The 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. The Company amended the 401(k) Plan, effective July 1, 1998, to provide for employer-matching contributions in the form of EDS stock. The Deferral Plan is a defined contribution plan established for members of senior management, which allows participants to contribute a percentage of their compensation to a savings plan and defer income taxes until the time of distribution. The Deferral Plan is a nonqualified plan for U. S. federal income tax purposes, and as such, the assets of the Deferral Plan are part of the Company's general assets. The Company makes matching contributions in the form of EDS stock units on amounts deferred by Deferral Plan participants that are invested in EDS stock. During the years ended December 31, 2000, 1999 and 1998, employer-matching contributions totaled $37.0 million, $33.9 million and $14.3 million, respectively.

NOTE 14: COMMITMENTS AND RENTAL EXPENSE

     Commitments for rental payments for each of the next five years and thereafter under non-cancelable operating leases are $509.2 million, $376.4 million, $235.9 million, $179.5 million, $122.4 million and $1.0 billion, respectively.

     Total rentals under cancelable and non-cancelable leases included in costs and charged to expenses were $1.6 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, the Company had $47.6 million outstanding under standby letters of credit related to payment and performance guarantees.

NOTE 15: CONTINGENCIES

     There are various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. However, the amount of liability on claims and pending actions at December 31, 2000, was not determinable. In the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     In the normal course of business, the Company provides IT consulting and processing services to its clients under contracts that sometimes require the Company to comply with certain project-related performance criteria, including project deadlines, defined IT system deliverables or level-of-effort measurements. Under certain contracts, the Company could be required to purchase project-related IT processing assets of its clients totaling $514.0 million if the Company does not comply with such criteria. The Company believes that it is in compliance with the performance provisions of these contracts and that the ultimate liability, if any, incurred under these contracts will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     The Company is exposed to market risk on investments it holds in trust on behalf of one of its clients. These investments, which consist primarily of corporate and government bonds with maturities of less than 90 days, had a market value of $212.7 million and $207.8 million at December 31, 2000 and 1999, respectively.

NOTE 16: ACQUISITIONS

     On October 23, 2000, one of the Company's subsidiaries, Unigraphics Solutions Inc., acquired all of the outstanding stock of Engineering Animation, Inc. ("EAI") for a purchase price of $178.1 million, net of cash acquired, in a transaction accounted for as a purchase. The cost of EAI was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values. Costs allocated to in-process research and development in the amount of $24.2 million were expensed upon acquisition (see
Note 18). The excess of the purchase price, including fees and expenses related to the acquisition, over the fair value of net tangible assets acquired and in-process research and development, was $125.6 million and is being amortized over periods of three to seven years.

     On April 22, 1999, the Company acquired Systemhouse for approximately $1.6 billion in a transaction accounted for as a purchase. The excess purchase price over the fair value of net tangible assets acquired was $1.5 billion and is being amortized over periods ranging from five to twenty-five years.

     The following table is prepared on a pro forma basis and shows certain of the Company's operating results as though Systemhouse had been acquired as of January 1, 1998, after including the estimated impact of adjustments such as amortization of goodwill and other intangible assets, interest expense, elimination of certain MCI WorldCom intercompany charges and related tax effects (unaudited; in millions, except per share amounts):


                                                        Years Ended December 31,
                                                        ------------------------
                                                            1999         1998
                                                        ------------------------
     Revenues.........................................   $19,073.4    $18,639.6
     Net income.......................................       381.0        677.3
     Earnings per share - basic.......................        0.78         1.38
     Earnings per share - diluted.....................        0.77         1.37

     On March 2, 1998, Unigraphics Solutions Inc. acquired the Mechanical CAD/CAM business of Intergraph Corporation (the "Solid Edge Acquisition") for a purchase price of $105.0 million, excluding $2.0 million of acquisition costs, in a transaction accounted for as a purchase. The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to in-process research and development in the amount of $42.5 million were expensed upon acquisition (see Note 18). The remaining purchase price of $64.5 million was assigned to the various intangible assets and is being amortized over periods of two to seven years.

     The accompanying consolidated financial statements include the operations of Solid Edge, Systemhouse and EAI since the dates of acquisition. Pro forma disclosure relating to acquisitions other than Systemhouse is not presented, as the impact is immaterial to EDS. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

     The Company made various other acquisitions during the years ended December 31, 2000, 1999 and 1998, none of which had a material effect on the Company's financial position or results of operations during the periods presented. In conjunction with the aforementioned acquisitions, assets acquired and liabilities assumed for the years ended December 31, 2000, 1999 and 1998, are summarized as follows (in millions):

                                                                     Years Ended December 31,
                                                                  -----------------------------
                                                                    2000       1999       1998
                                                                  -----------------------------
     Fair value of assets acquired..............................  $ 213.7   $ 2,262.3   $ 269.0
     Less cash paid for stock and assets, net of cash acquired..   (201.7)   (1,722.1)   (108.1)
                                                                  -----------------------------
       Liabilities assumed......................................  $  12.0   $   540.2   $ 160.9
                                                                  -----------------------------

NOTE 17: SUPPLEMENTARY FINANCIAL INFORMATION

     The following summarizes supplemental financial information for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                                                Years Ended December 31,
                                                                  --------------------------------------------------
                                                                     2000                  1999                 1998
                                                                  --------------------------------------------------
Interest and other income...........................              $ 191.3               $ 335.0              $ 148.6
Interest expense....................................               (209.5)               (150.0)              (131.3)
Gain on sale of stock of subsidiary.................                    -                     -                 49.6
                                                                  --------------------------------------------------
 Other income (expense).............................              $ (18.2)              $ 185.0              $  66.9
                                                                  ==================================================

Depreciation of property and equipment..............              $ 815.4               $ 891.7              $ 906.2
Amortization........................................                615.8                 544.1                487.5
Cash paid for:
 Income taxes, net of refunds.......................                606.4                 584.9                408.9
 Interest...........................................                199.2                 122.9                132.3

NOTE 18: RESTRUCTURING ACTIVITIES AND OTHER CHARGES

     The following table summarizes restructuring activities and other charges for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                                                                2000          1999           1998
                                                                                               ------------------------------------
     Restructuring activities...............................................                   $ 123.9      $1,067.7       $      -
     Reversal of prior restructuring accruals...............................                    (145.6)        (29.4)         (22.2)
     In-process research and development....................................                      24.2             -           42.5
     Other charges..........................................................                         -             -           27.8
                                                                                               ------------------------------------
      Total.................................................................                   $   2.5      $1,038.3       $   48.1
                                                                                               ====================================

     The following table summarizes activity in the restructuring accruals for the years ended December 31, 2000 and 1999 (in millions):

                                                                                Employee                     Asset
                                                                               Separations   Exit Costs   Impairments      Total
                                                                               ----------------------------------------------------
     Balance at December 31, 1998...........................................      $  22.3      $  11.5      $      -       $   33.8
      1999 activity.........................................................        866.5         93.9         107.3        1,067.7
      Amounts utilized/(1)/.................................................       (487.2)       (44.2)       (107.3)        (638.7)
                                                                               ----------------------------------------------------
     Balance at December 31, 1999...........................................        401.6         61.2             -          462.8
      2000 activity.........................................................         88.5         16.6          18.8          123.9
      Amounts utilized/(1)/.................................................       (371.2)       (51.6)        (18.8)        (441.6)
                                                                               ----------------------------------------------------
     Balance at December 31, 2000...........................................      $ 118.9      $  26.2      $      -       $  145.1
                                                                               ====================================================

     /(1)/ Amounts utilized include cash payments of $267.7 million and $300.8 million and non-cash utilization of $173.9 million and $337.9 million for 2000 and 1999, respectively. Non-cash utilization includes asset impairments, reversal of restructuring accruals, early retirement offers included under the Company's defined benefit pension plan and changes to the vesting conditions of unvested restricted stock units and options.

     In the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure and exit certain operating activities. As a result of these initiatives, the Company recorded restructuring charges and related asset write-downs totaling $1,067.7 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provide for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $866.5 million, $146.2 million of which pertains to the expense associated with special termination benefits related to the early retirement offers (net of a curtailment gain), including amounts under the Company's defined benefit pension plan (see Note 13), and $51.3 million from changes to the vesting conditions for unvested restricted stock units and options (see Note 10). In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the write-down of certain assets to fair value. Charges associated with these actions include $93.9 million related to business exit and facilities consolidation costs, and asset write-downs of $107.3 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $15.5 million to terminate software license agreements, $39.6 million to terminate certain leases, $16.8 million to terminate certain client contracts and $22.0 million for other costs. These costs are associated with the exit of certain operations, primarily within the Information Solutions line of business. Asset write-downs related to the restructuring activities consist of $57.8 million to write off software, goodwill and other intangibles, and $49.5 million for write-downs of computer-related equipment and other assets. Such asset write-downs predominantly related to businesses that the Company has decided to exit in each of its lines of business and were primarily determined based on the present value of anticipated future cash flows. During the year ended December 31, 1999, the Company reversed restructuring accruals totaling $29.4 million, $14.7 million of which was attributable to the initiatives begun in the first quarter of 1999, and the remainder of which was attributable to the 1996 and 1997 restructuring initiatives as discussed below.

     As a result of the Company's ongoing evaluation of the results to date of the initiatives begun in 1999, the Company amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consist primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, the Company recorded restructuring charges and asset write-downs totaling $123.9 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $145.6 million related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $21.7 million for 2000.

     Amounts recorded for restructuring activities in the fourth quarter of 2000 provide for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88.5 million, $9.5 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options (see Note
10). These initiatives also resulted in charges of $16.6 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $18.8 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $12.6 million to exit certain leases, $3.1 million to terminate certain client contracts and $0.9 million for other costs. These costs are associated primarily with the Business Process Management line of business. Asset write-downs related to the restructuring activities consist primarily of write-downs of computer-related equipment and other assets. Such asset write-downs, which predominantly related to businesses that the Company has decided to exit in the Information Solutions line of business, were primarily determined based on the present value of anticipated future cash flows.

     Through December 31, 2000, approximately 11,150 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $485.7 million of termination benefits have been charged to the accrual. In addition, $71.7 million has been paid in connection with the exit activities described above. Management expects that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

     Restructuring actions contemplated under the 1996 and 1997 restructuring plans are essentially complete as of December 31, 2000, with remaining reserves of $8.0 million comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Through December 31, 2000, these restructuring activities have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $278.6 million since the second quarter of 1996. During the years ended December 31, 1999 and 1998, the Company reversed restructuring accruals related to these initiatives of $14.7 million and $22.2 million, respectively. During 1998, the Company recorded asset write-downs of $27.8 million primarily relating to operating assets initially identified for sale in 1997. As of December 31, 1998, all such assets had been sold.

     Costs allocated to in-process research and development in the amount of $24.2 million in connection with the EAI acquisition were expensed in 2000 (see
Note 16). The in-process research and development related to the value of certain Internet-enabled visual process-management, collaboration and communication technology under development at the time of acquisition. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows and the discounting of such cash flows back to their present value.

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

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions, except per share amounts)

                                                                               Year Ended December 31, 2000
                                                          ---------------------------------------------------------------------
                                                             First         Second        Third           Fourth
                                                          Quarter/(1)/     Quarter      Quarter        Quarter/(2)/      Year
                                                          ---------------------------------------------------------------------
     Revenues...........................................    $4,576.4     $4,656.1     $4,792.6         $5,201.7       $19,226.8
     Gross profit from operations.......................       794.1        861.3        905.2          1,035.6         3,596.2
     Restructuring and other charges....................           -            -            -              2.5             2.5
     Income before income taxes.........................       451.4        397.4        435.4            515.8         1,800.0
     Net income.........................................       288.9        254.3        278.7            321.4         1,143.3
     Basic earnings per share of common stock...........        0.62         0.55         0.60             0.69            2.45
     Diluted earnings per share of common stock.........        0.60         0.53         0.59             0.68            2.40
     Cash dividends per share of common stock...........        0.15         0.15         0.15             0.15            0.60

                                                                            Year Ended December 31, 1999
                                                          ---------------------------------------------------------------------
                                                             First         Second         Third          Fourth
                                                          Quarter/(3)/   Quarter/(4)/   Quarter/(5)/   Quarter/(6)/      Year
                                                          ---------------------------------------------------------------------
     Revenues...........................................    $4,378.6     $4,657.5     $4,769.5         $4,925.7       $18,731.3
     Gross profit from operations.......................       717.6        814.0        860.4            971.6         3,363.6
     Restructuring and other charges....................       379.8            -        236.3            422.2         1,038.3
     Income (loss) before income taxes..................       (32.2)       376.0        247.2             66.7           657.7
     Net income (loss)..................................       (20.6)       240.6        158.2             42.7           420.9
     Basic earnings (loss) per share of common stock....       (0.04)        0.49         0.32             0.09            0.87
     Diluted earnings (loss) per share of common stock..       (0.04)        0.48         0.31             0.09            0.85
     Cash dividends per share of common stock...........        0.15         0.15         0.15             0.15            0.60

     /(1)/ Includes $97.6 million net pre-tax gain on sale of certain investments
     /(2)/ Includes $24.2 million of costs allocated to acquired in-process research and development that is not deductible for tax purposes
     /(3)/ Includes $63.5 million pre-tax gain on sale of limited partnership interests
     /(4)/ Includes $26.5 million pre-tax gain on sale of limited partnership interests
     /(5)/ Includes $81.5 million net pre-tax gain on sale of certain investments
     /(6)/ Includes $28.0 million pre-tax gain on sale of certain investments

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For Item 10, the names and ages of our executive officers as of February 28, 2001, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Shareholders to be held on May 22, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

       Independent Auditors' Report.

       Consolidated Statements of Income - for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Balance Sheets - as of December 31, 2000 and 1999.

       Consolidated Statements of Shareholders' Equity and Comprehensive
       Income - as of and for the years ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998.

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

3(b) Amended and Restated Bylaws of Electronic Data Systems Corporation, as amended through December 5, 2000.

4(a) Rights Agreement dated as of March 12, 1996, between EDS and The Bank of New York, as Rights Agent - incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

4(b) Indenture dated as of August 12, 1996, between EDS and Texas Commerce Bank National Association, as Trustee - incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-3 of EDS (File No. 333-10145).

4(c) Supplemental Indenture dated as of October 12, 1999, between the Company and Chase Bank of Texas, National Association as trustee - incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of EDS dated October 12, 1999.

4(d) Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10(a) Master Service Agreement dated June 7, 1996, between General Motors Corporation and EDS (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) - incorporated herein by reference to Exhibit 10(a) to the Current Report on Form 8-K of EDS dated June 7, 1996.

10(b) Amended and Restated 1996 Incentive Plan of Electronic Data Systems Corporation - incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of EDS for the quarter ended June 30, 2000.*

10(c) Electronic Data Systems Corporation 1998 Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-K of EDS for the year ended December 31, 1998.*

10(d)          EDS Executive Deferral Plan - incorporated herein by reference to
               Exhibit 10(d) to the Annual Report on Form 10-K of EDS for the year ended December 31, 1999.*

10(e) Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors - incorporated herein by reference to
               Exhibit 10(d) to the Quarterly Report on Form 10-Q of EDS for the quarter ended June 30, 1998.*

10(f) Form of Indemnification Agreement entered into between EDS and each of its directors and executive officers - incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).*

10(g) Registration Rights Agreement dated March 12, 1995, between General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan - incorporated herein by reference to Exhibit 10(j) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

10(h) Succession Agreement dated June 7, 1996, among EDS, General Motors Corporation and United States Trust Company of New York, as Trustee of the General Motors Corporation Hourly-Rate Pension Plan, with respect to the Registration Rights Agreement filed as Exhibit 10(g) above - incorporated herein by reference to Exhibit 10(k) to EDS' Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(i) Form of Change in Control Employment Agreement entered into by EDS with each of its executive officers - incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-3 of EDS (File No. 333-06655).*

10(j) Senior Management Retention Plan of Electronic Data Systems Corporation - incorporated herein by reference to Exhibit 10(p) to EDS' Annual Report on Form 10-K for the year ended December 31, 1998.*

10(k) Employment Agreement effective January 1, 1999, between EDS and Richard H. Brown - incorporated herein by reference to Exhibit 10(q) to EDS' Annual Report on Form 10-K for the year ended December 31, 1998.*

10(l)     Offer of Employment effective February 23, 1999, between EDS and James
          E. Daley - incorporated herein by reference to Exhibit 10(l) to EDS' Annual Report on Form 10-K for the year ended December 31, 1999.*

10(m)     Offer of Employment effective April 20, 1999, between EDS and Troy W.
          Todd.*

12        Computation of Ratios of Earnings to Fixed Charges.

21        Subsidiaries of EDS as of December 31, 2000.

23        Consent of Independent Auditors.

24 Powers of Attorney for Directors signing this Report on Form 10-K (included on signature pages to Form 10-K).

______________

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

(b)  Reports on Form 8-K.

     During the quarter ended December 31, 2000, EDS filed the following Current Reports on Form 8-K: (i) Current Report on Form 8-K dated October 26, 2000, reporting under Items 5 and 7 EDS' third quarter 2000 earnings release and
     (ii) Current Report on Form 8-K dated October 31, 2000, reporting under Items 5 and 7 the Purchase Agreement dated October 30, 2000, among EDS, the General Motors Hourly Rate Employees Pension Plan, and Goldman, Sachs & Co. in connection with the offering by the Hourly Plan of 7,500,000 shares of EDS Common Stock.

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

                                      Electronic Data Systems Corporation



Dated: March 1, 2001                  By:  /s/ RICHARD H. BROWN
                                         --------------------------------
                                                Richard H. Brown
                                           Chairman of the Board and
                                            Chief Executive Officer

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



Dated: March 1, 2001                  By:  /s/ RICHARD H. BROWN
                                         -------------------------------
                                               Richard H. Brown
                                           Chairman of the Board and
                                             Chief Executive Officer
                                          (Principal Executive Officer)


Dated: March 1, 2001                  By:  /s/ JEFFREY M. HELLER
                                         -------------------------------
                                               Jeffrey M. Heller
                                           Vice Chairman and Director

Dated: March 1, 2001                  By:  /s/ JAMES E. DALEY
                                         -------------------------------
                                               James E. Daley
                                           Executive Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)


Dated: March 1, 2001                  By:  /s/ MICHAEL MILTON
                                         -------------------------------
                                               Michael Milton
                                                 Controller
                                          (Principal Accounting Officer)

Dated: March 1, 2001                  By: /s/ JAMES A. BAKER, III
                                         -------------------------------
                                              James A. Baker, III
                                                Director


Dated: March 1, 2001                  By: /s/ WILLIAM M. DALEY
                                         -------------------------------
                                              William M. Daley
                                                Director


Dated: March 1, 2001                  By: /s/ ROGER A. ENRICO
                                         -------------------------------
                                              Roger A. Enrico
                                                Director


Dated: March 1, 2001                  By: /s/ WILLIAM H. GRAY, III
                                         -------------------------------
                                              William H. Gray, III
                                                Director


Dated: March 1, 2001                  By: /s/ RAY J. GROVES
                                         -------------------------------
                                              Ray J. Groves
                                                Director


Dated: March 1, 2001                  By: /s/ RAY L. HUNT
                                         -------------------------------
                                              Ray L. Hunt
                                                Director


Dated: March 1, 2001                  By: /s/ C. ROBERT KIDDER
                                         -------------------------------
                                              C. Robert Kidder
                                                Director


Dated: March 1, 2001                  By: /s/ JUDITH RODIN
                                         -------------------------------
                                              Judith Rodin
                                                Director

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

                                                               Additions    Additions
                                                   Balance at  charged to   charged to
                                                   beginning   costs and      other                      Balance at
Description                                         of year     expenses     accounts      Deductions    end of year
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Allowances Deducted from Assets
  Accounts and notes receivable..................      $ 95.2      $120.2     $   -        $ 82.0/(a)/        $133.4
  Inventories....................................        26.5         8.4         -          18.1/(b)/          16.8
                                                       -------------------------------------------------------------
    Total Allowances Deducted from Assets........      $121.7      $128.6     $   -        $100.1             $150.2
                                                       =============================================================

FOR THE YEAR ENDED DECEMBER 31, 1999
Allowances Deducted from Assets
  Accounts and notes receivable..................      $144.7      $ (8.1)    $15.9/(c)/   $ 57.3/(a)/        $ 95.2
  Inventories....................................         9.8        11.2      21.7/(c)/     16.2/(b)/          26.5
                                                       -------------------------------------------------------------
    Total Allowances Deducted from Assets........      $154.5      $  3.1     $37.6        $ 73.5             $121.7
                                                       =============================================================

FOR THE YEAR ENDED DECEMBER 31, 1998
Allowances Deducted from Assets
  Accounts and notes receivable..................      $105.4      $ 75.3     $   -        $ 36.0/(a)/        $144.7
  Inventories....................................        30.7         6.4         -          27.3/(d)/           9.8
                                                       -------------------------------------------------------------
    Total Allowances Deducted from Assets........      $136.1      $ 81.7     $   -        $ 63.3             $154.5
                                                       =============================================================

Notes:
/(a)/ Primarily accounts written off
/(b)/ Obsolete inventory written off and foreign currency translation adjustments
/(c)/ Resulting from an acquisition
/(d)/ Primarily due to the outsourcing of the Company's computer equipment procurement operations