Form 10-Q
period 2001-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2001-05-15
CIK 1007456

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2001, there were outstanding 467,907,984 shares of the registrant's Common Stock, $.01 par value per share.

================================================================================

             ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                              Page No.
                                                                              --------
Part I -- Financial Information (Unaudited)

   Item 1.  Financial Statements

            Unaudited Condensed Consolidated Statements of Income.........         3

            Unaudited Condensed Consolidated Balance Sheets...............         4

            Unaudited Condensed Consolidated Statements of Cash Flows.....         5

            Notes to Unaudited Condensed Consolidated Financial Statements         6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................        10

Part II -- Other Information

   Item 6.  Exhibits and Reports on Form 8-K..............................        15

Signatures................................................................        16

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                   2001      2000
                                                                                 --------  --------

Revenues....................................................................     $4,987.3  $4,576.4
                                                                                 --------  --------

Costs and expenses
  Cost of revenues..........................................................      4,082.7   3,782.3
  Selling, general & administrative.........................................        462.3     419.8
                                                                                 --------  --------
   Total costs and expenses.................................................      4,545.0   4,202.1
                                                                                 --------  --------

   Operating income.........................................................        442.3     374.3
                                                                                 --------  --------

Other income
  Interest expense and other, net...........................................        (23.4)     77.1
  Reclassification of investment gain from equity...........................        315.5        --
                                                                                 --------  --------
   Total other income.......................................................        292.1      77.1
                                                                                 --------  --------

   Income before income taxes and cumulative effect of a change in
    accounting principle....................................................        734.4     451.4


Provision for income taxes..................................................        264.4     162.5
                                                                                 --------  --------
   Income before cumulative effect of a change in accounting principle......        470.0     288.9

Cumulative effect on prior years of a change in accounting for derivatives,
 net of income taxes........................................................        (23.9)       --
                                                                                 --------  --------
   Net income...............................................................     $  446.1  $  288.9
                                                                                 ========  ========

Basic earnings per share of common stock
  Income before cumulative effect of a change in accounting principle.......     $   1.01  $   0.62
  Cumulative effect on prior years of a change in accounting for derivatives        (0.05)       --
                                                                                 --------  --------
  Net income................................................................     $   0.96  $   0.62
                                                                                 ========  ========
Diluted earnings per share of common stock
  Income before cumulative effect of a change in accounting principle.......     $   0.98  $   0.60
  Cumulative effect on prior years of a change in accounting for derivatives        (0.05)       --
                                                                                 --------  --------
  Net income................................................................     $   0.93  $   0.60
                                                                                 ========  ========

Cash dividends per share....................................................     $   0.15  $   0.15
                                                                                 ========  ========

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

                                                                                   March 31,              December 31,
                                                                                     2001                     2000
                                                                                --------------          ----------------
ASSETS
Current assets
  Cash and cash equivalents..............................................         $   305.3                 $   392.5
  Marketable securities..................................................             329.5                     300.1
  Accounts receivable, net...............................................           4,820.8                   4,837.1
  Prepaids and other.....................................................           1,032.9                     637.0
                                                                                  ---------                 ---------
     Total current assets................................................           6,488.5                   6,166.7
                                                                                  ---------                 ---------

Property and equipment, net..............................................           2,577.9                   2,474.1
Investments and other assets.............................................           1,263.6                   1,028.4
Software, goodwill and other intangibles, net............................           2,952.1                   3,031.1
                                                                                  ---------                 ---------
          Total assets...................................................         $13,282.1                 $12,700.3
                                                                                  =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities...............................         $ 3,452.6                 $ 3,640.8
  Deferred revenue.......................................................             606.0                     552.4
  Income taxes...........................................................             148.0                     112.2
  Current portion of long-term debt......................................              42.5                      12.9
                                                                                  ---------                 ---------
     Total current liabilities...........................................           4,249.1                   4,318.3
                                                                                  ---------                 ---------
Deferred income taxes....................................................             111.3                     129.0
                                                                                  ---------                 ---------
Long-term debt, less current portion.....................................           3,037.8                   2,585.6
                                                                                  ---------                 ---------
Redeemable preferred stock of subsidiaries, minority interests and other
 long-term liabilities...................................................             605.9                     528.7
                                                                                  ---------                 ---------
Shareholders' equity
  Preferred stock, $.01 par value; authorized 200,000,000 shares; none
   issued................................................................                --                        --
  Common stock, $.01 par value; authorized 2,000,000,000 shares;
   493,443,987 shares issued at March 31, 2001, and 493,435,404 shares
   issued at December 31, 2000...........................................               4.9                       4.9
  Additional paid-in capital.............................................             911.8                     948.5
  Retained earnings......................................................           6,418.6                   6,042.4
  Accumulated other comprehensive income.................................            (563.3)                   (237.7)
  Treasury stock, at cost, 25,911,790 shares issued at March 31, 2001,
   and 28,136,801 shares issued at December 31, 2000.....................          (1,494.0)                 (1,619.4)
                                                                                  ---------                 ---------
     Total shareholders' equity..........................................           5,278.0                   5,138.7
                                                                                  ---------                 ---------
          Total liabilities and shareholders' equity.....................         $13,282.1                 $12,700.3
                                                                                  =========                 =========

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
Net cash provided by operating activities................................         $    181.8      $    302.1
                                                                                  ----------      ----------
Cash flows from investing activities
  Proceeds from sales of marketable securities...........................                5.1           166.7
  Proceeds from investments and other assets.............................               11.9            10.8
  Payments for purchases of property and equipment.......................             (295.3)         (127.1)
  Payments for investments and other assets..............................              (44.9)          (11.9)
  Payments related to acquisitions, net of cash acquired.................              (26.1)             --
  Payments for purchases of software and other intangibles...............              (66.0)         (235.0)
  Payments for purchases of marketable securities........................               (5.6)          (13.5)
  Other..................................................................              (48.9)            1.7
                                                                                  ----------      ----------
  Net cash used in investing activities..................................             (469.8)         (208.3)
                                                                                  ----------      ----------

Cash flows from financing activities
  Proceeds from commercial paper and long-term debt......................           12,218.8           434.9
  Payments on commercial paper and long-term debt........................          (11,983.3)         (214.3)
  Purchase of treasury stock.............................................                 --          (210.0)
  Employee stock transactions............................................               49.3             5.0
  Dividends paid.........................................................              (69.9)          (70.0)
                                                                                  ----------      ----------
  Net cash provided by (used in) financing activities....................              214.9           (54.4)
                                                                                  ----------      ----------
Effect of exchange rate changes on cash and cash equivalents.............              (14.1)          (25.7)
                                                                                  ----------      ----------
Net increase (decrease) in cash and cash equivalents.....................              (87.2)           13.7
                                                                                  ----------      ----------
Cash and cash equivalents at beginning of period.........................              392.5           506.4
                                                                                  ----------      ----------
Cash and cash equivalents at end of period...............................         $    305.3      $    520.1
                                                                                  ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform to the 2001 presentation.


Note 2.   Earnings Per Share

     The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

     Three Months Ended March 31:                       2001         2000
     -------------------------------                   -----        -----
          Basic earnings per share                     466.2        466.8
          Diluted earnings per share                   478.9        481.2

     Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 8.5 million and 0.5 million shares for the three months ended March 31, 2001 and 2000, respectively.


Note 3.   Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $4.4 billion and $4.3 billion, respectively, at March 31, 2001 and December 31, 2000. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.4 billion at March 31, 2001 and December 31, 2000. Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was $386.8 million and $354.6 million, respectively.


Note 4.   Restructuring Activities and Other Charges

     The following table summarizes activity in the restructuring accruals for the three months ended March 31, 2001 (in millions):

                                              Employee
                                             Separations   Exit Costs   Total
                                             -----------   ----------   ------
Balance at December 31, 2000                 $     118.9   $     26.2   $145.1
 Amounts Utilized                                  (25.6)        (2.6)   (28.2)
                                             -----------   ----------   ------
Balance at March 31, 2001                    $      93.3   $     23.6   $116.9
                                             ===========   ==========   ======

     In the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure and exit certain operating activities. Amounts recorded for restructuring activities during 1999 provided for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the write-down of certain assets to fair value.

     As a result of the Company's ongoing evaluation of the results of the initiatives begun in 1999, the Company amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consist primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal during the fourth quarter of 2000 of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, the Company recorded restructuring charges and asset write-downs totaling $123.9 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $145.6 million in the fourth quarter of 2000 related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $21.7 million for the fourth quarter of 2000.

     Amounts recorded for restructuring activities in the fourth quarter of 2000 provided for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88.5 million, $9.5 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. These initiatives also resulted in charges of $16.6 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $18.8 million.

     Through March 31, 2001, approximately 11,150 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $505.4 million of termination benefits have been charged to the accrual. In addition, $75.3 million has been paid in connection with the exit activities described above. Management expects that remaining cash expenditures relating to these charges will be incurred primarily in 2001.


Note 5.   Comprehensive Income

     Comprehensive income for the three months ended March 31, 2001 and 2000 was $120.5 million and $301.5 million, respectively. The primary difference between comprehensive income and net income for the three months ended March 31, 2001 was related to the reclassification of certain available-for-sale securities into the trading securities classification (see Note 7), and to foreign currency translation adjustments. The primary difference between comprehensive income and net income for the three months ended March 31, 2000 was related to net unrealized holding gains on certain investments.


Note 6.   Segment Information

     The Company is organized on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions and A.T. Kearney. Information Solutions encompasses traditional IT outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E.solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e-business services, strategic information technology, organization and operations consulting, as well as executive search services.

      The Company uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other charges), to measure segment profit or loss. Revenue and operating income from the E.solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The "all other" category also includes the results of the Company's Unigraphics Solutions Inc. subsidiary and corporate expenses.

      The following is a summary of certain financial information by reportable segment (in millions):

Three Months Ended March 31,                   2001                               2000
----------------------------        --------------------------         --------------------------
                                                   Operating                          Operating
                                     Revenue     Income (Loss)         Revenue      Income (Loss)
                                    --------     -------------         --------     -------------
Information Solutions               $3,676.9     $       581.8         $3,225.0     $       533.8
Business Process Management            689.1              91.3            635.7              90.3
Consulting                             597.6              54.1            536.0              45.3
All other                               23.7            (284.9)           179.7            (295.1)
                                    --------     -------------         --------     -------------
Totals                              $4,987.3     $       442.3         $4,576.4     $       374.3
                                    ========     =============         ========     =============


Note 7.   Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS No. 133 on January 1, 2001, resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $37.4 million ($23.9 million after-tax). In addition, the Company recorded a positive adjustment to pre-tax income before cumulative effect of a change in accounting principle of $315.5 million and a negative adjustment to OCI of $205.1 million. These adjustments related to the reclassification of certain available-for-sale securities into the trading securities classification.

     The Company uses derivative instruments to manage exposures to foreign currency, securities price and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

     The Company has significant international sales and purchase transactions in foreign currencies. The Company hedges forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire generally within 30 days. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges and changes in the fair value of these instruments are recognized immediately in earnings.

Securities Price Risk

     Strategic equity investments are subject to market price risk. From time to time, the Company uses derivative instruments to eliminate or reduce this risk. The security, or forecasted sale thereof, selected for hedging is determined by market conditions, up-front costs and other relevant factors. Once established, the hedges are generally not removed until maturity.

Interest Rate Risk

     To manage interest rate costs, the Company enters into interest rate swap agreements that convert fixed rate instruments to variable rate. The Company assumes no ineffectiveness as each interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the Company's underlying debt and interest rate swaps.

Other Derivatives

     In addition, the Company may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net settled or are readily convertible to cash are deemed derivative financial instruments and are not designated as hedging instruments.

     The Company's instruments designated as fair value hedges qualify under the short-cut method under SFAS No. 133 and, as such, hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended March 31, 2001. No fair value hedges were derecognized or discontinued for the three months ended March 31, 2001. The Company has no instruments designated as cash flow hedges as of or during the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Electronic Data Systems Corporation, or EDS, is a global services company providing strategy, implementation and hosting for clients managing the business and technology complexities of the digital economy. Our end-to-end portfolio of services integrates our four lines of business - Information Solutions, Business Process Management, E.solutions and A.T. Kearney - to help clients solve complex business issues and achieve results of technology. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2000 Annual Report on Form 10-K.

Forward-Looking Statements

     The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, capital expenditures and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; fluctuations in foreign currency exchange rates; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures and our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Announcements

     On March 14, 2001, we announced agreements with Sabre Holdings Corporation (Sabre) under which we would manage Sabre's IT systems under a ten-year, $2.2 billion service contract. Under this service contract, we would provide Sabre a full range of outsourcing services, including data center management, applications hosting, selected applications development, data assurance and network management. In addition, we agreed to acquire Sabre's airline infrastructure outsourcing business and internal IT infrastructure assets for approximately $670 million, and jointly market IT solutions with Sabre to the travel and transportation industry. Sabre's airline infrastructure outsourcing business generated revenues of approximately $600 million for Sabre in 2000 and includes contracts with American Airlines and US Airways. We expect this transaction to be neutral to our earnings per share in 2001 and accretive thereafter. The transaction is subject to customary government approvals and is expected to close mid-year.

     On April 2, 2001, we announced the planned acquisition of Systematics AG, a German IT services firm, for an aggregate purchase price of approximately $570 million, comprised of approximately $430 million in cash and $140 million in EDS stock. Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services, and reported revenues of approximately $570 million in 2000. We expect this acquisition to be neutral to our earnings per share for the remainder of 2001 and accretive thereafter. The transaction is subject to closing conditions, including clearance of the acquisition by the Merger Task Force of the European Commission, and is expected to close mid-year.

Results of Operations

     Revenues. The following table displays revenue from contracts with our base (non-GM) clients and revenues from contracts with GM (dollars in millions):

     Three Months Ended March 31,              2001         2000
     ----------------------------           --------     --------
     Base                                   $4,193.2     $3,720.4
     GM                                        794.1        856.0
                                            --------     --------
     Total                                  $4,987.3     $4,576.4
                                            ========     ========

     For the three months ended March 31, 2001, total revenues increased $410.9 million, or 9%, to $5.0 billion when compared with $4.6 billion for the corresponding period in 2000 as a result of an increase in revenues from base clients partially offset by a decrease in revenues from GM. Revenues from base clients increased $472.8 million, or 13%, to $4.2 billion during the three months ended March 31, 2001, due primarily to contracts signed with new and existing clients in 2000. Approximately two percentage points of the increase in revenue from base clients is attributed to increased seasonal IT spending by our UK and Canadian government clients. Revenues from GM decreased $61.9 million, or 7%, to $794.1 million during the three months ended March 31, 2001, compared with $856.0 million for the corresponding period in 2000. The decrease in GM revenues is attributable to GM's decision to tighten discretionary spending due to the current state of the automotive marketplace. Although uncertainties exist in the GM environment, we expect GM revenues in the second quarter of 2001 to be comparable to that reported in the second quarter of 2000 on a constant foreign currency basis. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the three months ended March 31, 2001, due primarily to the relative decline of both the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for the three months ended March 31, 2001 increased 13% over the corresponding period in 2000, resulting from an increase of 17% in revenues from base clients and a decline of 6% in revenues from GM.

     The Company is organized on a global basis along the following four lines of business: Information Solutions, Business Process Management, E.solutions and A.T. Kearney. Our E.solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. We evaluate our operating segment revenue growth on a constant foreign currency basis. The following table displays total revenue growth by segment on a constant foreign currency basis for the three months ended March 31, 2001, as compared to the corresponding period in 2000:

                                                Three months ended
                                                  March 31, 2001
                                                ------------------
     Information Solutions                              14%
     Business Process Management                         8%
     Consulting                                         11%
       E.solutions                                      38%
       A.T. Kearney                                     (4%)

     Base revenue growth for Information Solutions and Business Process Management on a constant foreign currency basis was 20% and 9%, respectively, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Revenue growth for each reportable segment is attributable primarily to contracts signed with new and existing clients in 2000.

     Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The following table displays the percentage of total revenue by segment:

     Three Months Ended March 31,                     2001        2000
     ----------------------------                     ----        ----
     Information Solutions                              74%         70%
     Business Process Management                        14          14
     Consulting                                         12          12
     All other                                          --           4
                                                      ----        ----
     Total                                             100%        100%
                                                      ====        ====

     Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 18.1% for the three months ended March 31, 2001, compared with 17.4% for the corresponding period in 2000. The increase was due primarily to ongoing company-wide productivity and repositioning initiatives.

     Selling, general and administrative, or SG&A, expenses as a percentage of revenues increased to 9.3% for the three months ended March 31, 2001, compared to 9.2% in the corresponding period in 2000. This increase was due primarily to additional selling expenses as our sales force reached full strength in the first quarter of 2001, and was partially offset by less spending on core general and administrative processes.

     In the first quarter of 1999, we began the implementation of initiatives designed to reduce costs, streamline our organizational structure and exit certain operating activities. Amounts recorded for restructuring activities during 1999 provided for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted early retirement offers and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the write-down of certain assets to fair value.

     As a result of our ongoing evaluation of the results of the initiatives begun in 1999, we amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consist primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal during the fourth quarter of 2000 of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, we recorded restructuring charges and asset write-downs totaling $123.9 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $145.6 million in the fourth quarter of 2000 related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $21.7 million for the fourth quarter of 2000.

     Amounts recorded for restructuring activities in the fourth quarter of 2000 provided for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88.5 million, $9.5 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. These initiatives also resulted in charges of $16.6 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $18.8 million.

     Through March 31, 2001, approximately 11,150 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $505.4 million of termination benefits have been charged to the accrual. In addition, $75.3 million has been paid in connection with the exit activities described above. We expect that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

     Other income. The components of other income are presented below (in millions):

Three Months Ended March 31,                               2001       2000
-----------------------------------------------          ------     ------
Interest and other income                                $ 26.4     $130.0
Interest expense                                          (49.8)     (52.9)
Reclassification of investment gain from equity           315.5         --
                                                         ------     ------
Total                                                    $292.1     $ 77.1
                                                         ======     ======

     Interest and other income decreased $103.6 million, to $26.4 million from $130.0 million. For the three months ended March 31, 2000, we recorded a pre-tax gain of $97.6 million on the disposition of certain investments. Excluding this gain, interest and other income for the three months ended March 31, 2000 would have been $32.4 million.

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Upon the adoption of SFAS No. 133, we reclassified certain available-for-sale securities into the trading securities classification resulting in an unrealized pre-tax gain of $315.5 million.

     Income taxes. The effective tax rate remained constant at 36.0% for the three months ended March 31, 2001 and 2000.

     Net income. For the three months ended March 31, 2001, net income increased $157.2 million, to $446.1 million, compared with $288.9 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.96 and $0.93, respectively, for the three months ended March 31, 2001, and $0.62 and $0.60, respectively, for the comparable period in the prior year.

     The cumulative effect on prior years from the adoption of SFAS No. 133 was a reduction in net income of $23.9 million. Excluding this one-time item, and the related $315.5 million pre-tax unrealized gain from the reclassification of certain available-for-sale securities into the trading securities classification, net income for the three months ended March 31, 2001 would have been $268.1 million, and basic and diluted earnings per share would have been $0.58 and $0.56, respectively.

     During the three months ended March 31, 2000, we recorded a pre-tax gain of $97.6 million resulting from the disposition of certain investments. Excluding this gain, net income for the three months ended March 31, 2000 would have been $226.4 million, and basic and diluted earnings per share would have been $0.49 and $0.47, respectively.

     The following table summarizes the adjustments discussed in the two preceding paragraphs for the three months ended March 31, 2001 and 2000 (dollars in millions, except per share amounts):

                                                                                         2001          2000
                                                                                       -------        ------

Operating income - as reported..............................................           $ 442.3        $374.3
                                                                                       -------        ------
Other income - as reported..................................................             292.1          77.1
Adjusting items:
  Reclassification of investment gain from equity...........................            (315.5)           --
  Gain on disposition of certain investments................................                --         (97.6)
                                                                                       -------        ------
Other income - pro forma....................................................             (23.4)        (20.5)
                                                                                       -------        ------
Income before income taxes and cumulative effect of a change in accounting
 principle - pro forma......................................................             418.9         353.8
Provision for income taxes - pro forma......................................             150.8         127.4
                                                                                       -------        ------
Income before cumulative effect of a change in accounting principle - pro
 forma......................................................................             268.1         226.4

Cumulative effect on prior years of a change in accounting for derivatives,
 net of income taxes - as reported..........................................             (23.9)           --
Adjusting item:
  Cumulative effect on prior years of a change in accounting for
   derivatives, net of income taxes.........................................              23.9            --
                                                                                       -------        ------
Cumulative effect on prior years of a change in accounting for derivatives,
 net of income taxes - pro forma............................................                --            --
                                                                                       -------        ------
Net income - pro forma......................................................           $ 268.1        $226.4
                                                                                       =======        ======

Earnings per share - pro forma
 Basic......................................................................           $  0.58        $ 0.49
                                                                                       =======        ======
 Diluted....................................................................           $  0.56        $ 0.47
                                                                                       =======        ======


Liquidity and Capital Resources

     At March 31, 2001, we held cash and cash equivalents of $305.3 million, had working capital of $2.2 billion, and had a current ratio of 1.5-to-1. This compares to cash and cash equivalents of $392.5 million, working capital of $1.8 billion, and a current ratio of 1.4-to-1 at December 31, 2000.

     Total debt increased to $3.3 billion at March 31, 2001, from $2.8 billion at December 31, 2000. Approximately one-half of the increase is due to the impact of the adoption of SFAS No. 133, and the remaining increase is due to additional borrowings necessary to support our revenue growth. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) increased to 37.6% at March 31, 2001 compared with 34.5% at December 31, 2000. At both March 31, 2001, and December 31, 2000, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings. On April 20, 2001, we obtained an additional line of credit in the amount of $1 billion to serve as backup, together with existing lines of credit, for commercial paper borrowings which would provide interim financing for the Sabre and Systematics acquisitions. We are currently analyzing the form and terms for permanent financing for those acquisitions and expect to announce plans for such financing later this year.

     Cash flows provided by operating activities decreased $120.3 million during the three months ended March 31, 2001, to $181.8 million from $302.1 million in the corresponding period in the prior year. This decrease was primarily due to an increase in accounts receivable resulting from our accelerating revenue growth. We expect our operating cash flow to increase throughout the year consistent with historical trends as well as due to certain internal initiatives being undertaken to reduce days sales outstanding. Cash used in investing activities during the three months ended March 31, 2001 increased $261.5 million, to $469.8 million, when compared with the corresponding period in the prior year. This increase was primarily due to an increase in payments for purchases of property and equipment and a decrease in proceeds from the sale of marketable securities, partially offset by a decrease in payments for purchases of software and other intangibles. Cash flows provided by financing activities increased $269.3 million during the three months ended March 31, 2001, to $214.9 million, compared with cash used in financing activities of $54.4 million during the corresponding period of 2000, due primarily to a decrease in the purchase of treasury stock. For the three months ended March 31, 2001 and 2000, EDS paid cash dividends totaling $69.9 million and $70.0 million, respectively.

New Accounting Standards

     In the fourth quarter of 2000, the Financial Accounting Standards Board
(FASB) announced, in connection with finalizing the new accounting standard for business combinations, its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment at a reporting unit level, and the value would be written down only if the fair value of the reporting unit is less than its carrying amount, including goodwill. The final standard on business combinations is expected to be issued by the FASB in the third quarter of 2001, but the FASB's tentative conclusion is subject to change, and there can be no assurance when or if a final standard will be issued.



                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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



                                   ELECTRONIC DATA SYSTEMS CORPORATION
                                   -----------------------------------
                                              (Registrant)



Dated: May 14, 2001                By:         /s/ James E. Daley
                                      ------------------------------
                                              James E. Daley
                                       Executive Vice President and
                                          Chief Financial Officer
                                       (Principal Financial Officer)



Dated: May 14, 2001                By:       /s/ Michael Milton
                                      ------------------------------
                                              Michael Milton
                                           Corporate Controller
                                      (Principal Accounting Officer)