Form 10-Q
period 2001-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2001-08-08
CIK 1007456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

As of July 31, 2001, there were outstanding 471,030,154 shares of the registrant's Common Stock, $.01 par value per share.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

INDEX

Page No.
Part I -- Financial Information (Unaudited)

Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
11
Part II --Other Information

Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

PART I

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues	$ 5,091	$ 4,656	$ 10,078	$ 9,233

Costs and expenses
Cost of revenues	4,151	3,795	8,234	7,578
Selling, general & administrative	448	424	910	844
Total costs and expenses	4,599	4,219	9,144	8,422

Operating income	492	437	934	811

Other income (expense)
Interest expense and other, net	(30)	(40)	(53)	38
Reclassification of investment gain from equity	--	--	315	--
Total other income (expense)	(30)	(40)	262	38

Income before income taxes and cumulative effect of a change in accounting principle	462	397	1,196	849

Provision for income taxes	162	143	426	306
Income before cumulative effect of a change in accounting principle	300	254	770	543

Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	--	--	(24)	--
Net income	$ 300	$ 254	$ 746	$ 543
	======	======	======	======
Basic earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$ 0.64	$ 0.55	$ 1.65	$ 1.16
Cumulative effect on prior years of a change in accounting for derivatives	--	--	(0.05)	--
Net income	$ 0.64	$ 0.55	$ 1.60	$ 1.16
	======	======	======	======
Diluted earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$ 0.62	$ 0.53	$ 1.60	$ 1.13
Cumulative effect on prior years of a change in accounting for derivatives	--	--	(0.05)	--
Net income	$ 0.62	$ 0.53	$ 1.55	$ 1.13
	======	=====	======	======

Cash dividends per share	$ 0.15	$ 0.15	$ 0.30	$ 0.30
	======	=====	======	======

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (in millions, except share and per share amounts)

June 30, 2001	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$ 569	$ 393
Marketable securities	329	300
Accounts receivable, net	4,782	4,768
Prepaids and other	1,344	706
Total current assets	7,024	6,167

Property and equipment, net	2,736	2,474
Investments and other assets	1,214	1,028
Software, goodwill and other intangibles, net	2,964	3,031
Total assets	$ 13,938	$ 12,700
	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,247	$ 3,641
Deferred revenue	548	552
Income taxes	229	112
Current portion of long-term debt	2	13
Total current liabilities	4,026	4,318
Deferred income taxes	4	129
Long-term debt, less current portion	3,914	2,585
Redeemable preferred stock of subsidiaries, minority interests and other long-term liabilities	590	529
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued
Common stock, $.01 par value; authorized 2,000,000,000 shares; 493,444,760 shares issued at June 30, 2001, and 493,435,404 shares issued at December 31, 2000	5	5
Additional paid-in capital	818	949
Retained earnings	6,648	6,042
Accumulated other comprehensive income	(628)	(238)
Treasury stock, at cost, 24,960,770 shares at June 30, 2001, and 28,136,801 shares at December 31, 2000	(1,439)	(1,619)
Total shareholders' equity	5,404	5,139
Total liabilities and shareholders' equity	$ 13,938	$ 12,700
	=====	======

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in millions)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net income	$ 746	$ 543
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	740	719
Deferred compensation	59	53
Other	(325)	(142)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(198)	154
Prepaids and other	(189)	(84)
Accounts payable and accrued liabilities	(423)	(470)
Deferred revenue	21	(169)
Income taxes payable	150	(94)
Total adjustments	(165)	(33)
Net cash provided by operating activities	581	510

Cash flows from investing activities
Proceeds from sales of marketable securities	30	180
Proceeds from investments and other assets	37	49
Proceeds from divestitures	26	--
Payments for purchases of property and equipment	(710)	(339)
Payments for investments and other assets	(130)	(25)
Payments related to acquisitions, net of cash acquired	(547)	--
Payments for purchases of software and other intangibles	(180)	(401)
Payments for purchases of marketable securities	(26)	(39)
Other	(34)	9
Net cash used in investing activities	(1,534)	(566)

Cash flows from financing activities
Proceeds from commercial paper and long-term debt	26,538	10,259
Payments on commercial paper and long-term debt	(25,232)	(9,939)
Sales of stock of subsidiaries	8	--
Payments for redeemable stock of subsidiary	(68)	--
Purchase of treasury stock	--	(210)
Employee stock transactions	87	49
Dividends paid	(140)	(140)
Net cash provided by financing activities	1,193	19
Effect of exchange rate changes on cash and cash equivalents	(64)	(45)
Net increase (decrease) in cash and cash equivalents	176	(82)
Cash and cash equivalents at beginning of period	393	506
Cash and cash equivalents at end of period	$ 569	$ 424
	=====	=====

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

          Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform to the 2001 presentation.

Note 2. Earnings Per Share

           The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

	2001	2000
For the three months ended June 30:
Basic earnings per share	468	466
Diluted earnings per share	482	477
For the six months ended June 30:
Basic earnings per share	467	466
Diluted earnings per share	480	479

           Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 7 million and 10 million shares for the three months ended June 30, 2001 and 2000, respectively, and 8 million shares for the six months ended June 30, 2001.

Note 3. Depreciation and Amortization

          Property and equipment is stated net of accumulated depreciation of $4.4 billion and $4.3 billion, respectively, at June 30, 2001 and December 31, 2000. Additionally, software, goodwill, and other intangibles are stated net of accumulated amortization of $1.4 billion at June 30, 2001 and December 31, 2000. Depreciation and amortization expense was $353 million and $364 million for the three months ended June 30, 2001 and 2000, respectively, and $740 million and $719 million for the six months ended June 30, 2001 and 2000, respectively.

Note 4. Long-Term Debt

          During the three months ended June 30, 2001, the Company completed the public offering of 32.2 million units of a security, each with a stated price of $50, before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 17, 2006, and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. The notes bear interest at a rate of 5.78% per year, which is expected to be reset on or after May 17, 2004 and are contingently redeemable at that time. Contract adjustment payments will be payable to the holders of purchase contracts at a fixed rate of 1.845% per year of the stated amount per the purchase contract. Total proceeds from the offering were $1.6 billion and will be used to fund a portion of the Company's previously announced acquisitions.

Note 5. Restructuring Activities and Other Charges

The following table summarizes activity in the restructuring accruals for the six months ended June 30, 2001 (in millions):

	Employee Separations	Exit Costs	Total
Balance at December 31, 2000	$ 119	$ 26	$ 145
Amounts Utilized	(52)	(7)	(59)
Balance at June 30, 2001	$ 67	$ 19	$ 86
	======	======	=====

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

           As a result of the Company's ongoing evaluation of the results of the initiatives begun in 1999, the Company amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consist primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal during the fourth quarter of 2000 of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, the Company recorded restructuring charges and asset write-downs totaling $124 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $146 million in the fourth quarter of 2000 related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $22 million for the fourth quarter of 2000.

          Amounts recorded for restructuring activities in the fourth quarter of 2000 provided for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88 million, $10 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. These initiatives also resulted in charges of $17 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $19 million.

          Through June 30, 2001, approximately 11,290 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $529 million of termination benefits have been charged to the accrual. In addition, $81 million has been paid in connection with the exit activities described above. Also, in the second quarter of 2001, our workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. Management expects that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

Note 6. Comprehensive Income

          Comprehensive income was $235 million and $215 million for the three months ended June 30, 2001 and 2000, respectively, and $356 million and $517 million for the six months ended June 30, 2001 and 2000, respectively. The primary difference between comprehensive income and net income for the three and six months ended June 30, 2001 was related to the reclassification of certain available-for-sale securities into the trading securities classification (see Note 8), and to foreign currency translation adjustments. The primary difference between comprehensive income and net income for the three month and six months ended June 30, 2000 was related to foreign currency translation adjustments, partially offset by net unrealized holding gains on certain investments.

Note 7. Segment Information

          The Company is organized on a global basis along the following four lines of business: Information Solutions, Business Process Management, E Solutions and A.T. Kearney. Information Solutions encompasses traditional IT outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E Solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e-business services, strategic information technology, organization and operations consulting, as well as executive search services.

          The Company uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other charges), to measure segment profit or loss. Revenue and operating income from the E Solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The "all other" category also includes the results of the Company's Unigraphics Solutions Inc. subsidiary and corporate expenses.

          The following is a summary of certain financial information by reportable segment (in millions):

Three Months Ended June 30,	2001		2000
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
Information Solutions	$ 3,804	$ 607	$ 3,322	$ 615
Business Process Management	735	126	669	94
Consulting	618	79	557	54
All other	(66)	(320)	108	(326)
Totals	$ 5,091	$ 492	$ 4,656	$ 437
	=====	=====	=====	=====

Six Months Ended June 30,	2001		2000
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
Information Solutions	$ 7,474	$ 1,188	$ 6,538	$ 1,147
Business Process Management	1,432	220	1,314	187
Consulting	1,215	133	1,093	99
All other	(43)	(607)	288	(622)
Totals	$ 10,078	$ 934	$ 9,233	$ 811
	======	======	=====	=====

Note 8. Accounting Change

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

          The adoption of SFAS No. 133 on January 1, 2001, resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $37 million ($24 million after-tax). In addition, the Company recorded a positive adjustment to pre-tax income before cumulative effect of a change in accounting principle of $315 million and a negative adjustment to OCI of $205 million. These adjustments related to the reclassification of certain available-for-sale securities into the trading securities classification.

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

           In January 2000, the Company entered into a five-year forward sale of its investment in an e-commerce solutions company. The forward sale agreement monetized the Company's position and established the difference between the Company's basis in the investment and the sales price on the date of the forward sale transaction as the minimum amount of appreciation that would be realized upon sale. The Company received $310 million in net proceeds as a result of entering into the forward sale and recognized this amount as debt. During the three months ended June 30, 2001, the Company settled its obligation under the forward sale and retired the related debt by delivering its ownership interest in the e-commerce solutions company.

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

          The Company's interest rate derivatives designated as fair value hedges qualify under the short-cut method under SFAS No. 133 and, as such, hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three or six months ended June 30, 2001. No fair value hedges were derecognized or discontinued for the three or six months ended June 30, 2001 other than that related to the forward sale agreement discussed above. The Company has no instruments designated as cash flow hedges as of or during the three or six months ended June 30, 2001.

Note 9. Subsequent Events

          On July 2, 2001, the Company completed the acquisition of Sabre Holdings Corporation's airline infrastructure outsourcing business and internal IT infrastructure assets for $676 million. Sabre's airline infrastructure outsourcing business generated revenues of approximately $600 million for Sabre in 2000 and includes contracts with American Airlines and US Airways.

          On July 3, 2001, the Company closed the purchase of shares of Systematics AG, a German IT services company. The shares acquired on that date, together with the shares previously purchased in a public tender offer and the shares the Company has under contract to acquire by January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics is approximately $528 million, comprised of approximately $399 million in cash and $129 million in EDS stock. Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services.  Systematics reported revenues of approximately $570 million in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          Electronic Data Systems Corporation, or EDS, is a global services company providing strategy, implementation and hosting for clients managing the business and technology complexities of the digital economy. Our end-to-end portfolio of services integrates our four lines of business - Information Solutions, Business Process Management, E Solutions and A.T. Kearney - to help clients solve complex business issues and achieve results of technology. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2000 Annual Report on Form 10-K.

Forward-Looking Statements

          The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, the impact of acquisition transactions and the adoption of new accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; fluctuations in foreign currency exchange rates; the financial performance of current and future client contracts, including contracts with General Motors Corporation (GM); with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures and our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Acquisitions

          On July 2, 2001, we completed the acquisition of Sabre Holdings Corporation's airline infrastructure outsourcing business and internal IT infrastructure assets for $676 million. Sabre's airline infrastructure outsourcing business generated revenues of approximately $600 million for Sabre in 2000 and includes contracts with American Airlines and US Airways. We expect this transaction to be neutral to our earnings per share in 2001 and accretive thereafter.

          On July 3, 2001, we closed the purchase of shares of Systematics AG, a German IT services company. The shares acquired on that date, together with the shares previously purchased in a public tender offer and the shares we have under contract to acquire by January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics is approximately $528 million, comprised of approximately $399 million in cash and $129 million in EDS stock. Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services.   Systematics reported revenues of approximately $570 million in 2000. We expect this acquisition to be neutral to our earnings in 2001 and accretive thereafter.

Recent Announcements

          On May 23, 2001, we announced an agreement to acquire Structural Dynamics Research Corporation (SDRC) for $25 per share, or approximately $950 million in aggregate, and that we intended to offer to purchase the 14% publicly-held minority interest in our Unigraphics Solutions Inc. (UGS) subsidiary. SDRC offers software and services in mechanical design, product data management and business integration. SDRC reported revenues of approximately $450 million in 2000. On August 3, 2001, we announced that the special committee of the UGS board of directors had recommended that the UGS minority shareholders tender their shares at an offer price of $32.50 per share, resulting in a purchase price of approximately $175 million. We intend to combine UGS and SDRC under the UGS name to create an industry leader in the digitized Product Lifecycle Management market. We expect the two transactions to be neutral to our earnings per share for the remainder of 2001, excluding any acquired in-process research and development write-offs and other acquisition related charges required by generally accepted accounting principles, and accretive thereafter. The SDRC transaction is subject to approval by two-thirds of SDRC's stockholders, regulatory approvals and other customary conditions. Both transactions are expected to close in the third quarter of 2001.

Results of Operations

          Revenues. The following table displays revenue from contracts with our base (non-GM) clients and revenues from contracts with GM (dollars in millions):

	2001	2000
Three months ended June 30:
Base	$ 4,316	$ 3,842
GM	775	814
Total	$ 5,091	$ 4,656
	=====	=====
Six months ended June 30:
Base	$ 8,509	$ 7,563
GM	1,569	1,670
Total	$ 10,078	$ 9,233
	=====	=====

           For the three months ended June 30, 2001, total revenues increased $435 million, or 9%, to $5.1 billion when compared with $4.7 billion for the corresponding period in 2000 as a result of an increase in revenues from base clients partially offset by a decrease in revenues from GM. Revenues from base clients increased $474 million, or 12%, to $4.3 billion during the three months ended June 30, 2001, due primarily to contracts signed with new and existing clients in 2000 and 2001. Revenues from GM decreased $39 million, or 5%, to $775 million during the three months ended June 30, 2001, compared with $814 million for the corresponding period in 2000. The decrease in GM revenues was attributable to GM's decision to tighten discretionary spending due to the current state of the worldwide economy and the automotive marketplace. We expect the decline in GM revenues to continue for the remainder of 2001 and to result in a mid single-digit decline for the year as compared with 2000 on a constant currency basis.  However, we expect such decline to be more than offset by increases in our base revenues. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the three months ended June 30, 2001, due primarily to the decline of both the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for the three months ended June 30, 2001 increased 13% over the corresponding period in 2000, resulting from an increase of 17% in revenues from base clients and a decline of 3% in revenues from GM.

          For the six months ended June 30, 2001, total revenues increased $845 million, or 9%, to $10.1 billion when compared with $9.2 billion for the corresponding period in 2000. Revenues from base clients increased $946 million, or 13%, to $8.5 billion during the six months ended June 30, 2001, due primarily to the reasons discussed above and to seasonal IT spending by our UK and Canadian government clients. Revenues from GM decreased $101 million, or 6%, to $1.6 billion during the six months ended June 30, 2001 due primarily to the reasons discussed above. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the six months ended June 30, 2001, due primarily to the decline of both the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for the six months ended June 30, 2001 increased 13% over the corresponding period in 2000, resulting from an increase of 17% in revenues from base clients and a decline of 4% in revenues from GM.

          The Company is organized on a global basis along the following four lines of business: Information Solutions, Business Process Management, E Solutions and A.T. Kearney. Our E Solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. We evaluate our operating segment revenue growth on a constant foreign currency basis.

          The following table displays total revenue growth by segment on a constant foreign currency basis for the three and six months ended June 30, 2001, as compared to the corresponding period in 2000:

	Three months ended June 30, 2001	Six months ended June 30, 2001
Information Solutions	15%	14%
Business Process Management	10%	9%
Consulting	11%	11%
E Solutions	29%	33%
A.T. Kearney	(1%)	(3%)

           Base revenue growth for Information Solutions, on a constant foreign currency basis, was 20% for both the three and six month periods ended June 30, 2001, as compared to the corresponding periods in 2000. Base revenue growth for Business Process Management, on a constant foreign currency basis, was 11% and 10% for the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Revenue growth for each reportable segment is attributable primarily to contracts signed with new and existing clients in 2000 and 2001.

          Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The following table displays the percentage of total revenue by segment:

	2001	2000
Three months ended June 30:
Information Solutions	75%	71%
Business Process Management	14%	14%
Consulting	12%	12%
All other	(1%)	3%
Total	100%	100%
	====	====
Six months ended June 30:
Information Solutions	74%	71%
Business Process Management	14%	14%
Consulting	12%	12%
All other	--	3%
Total	100%	100%
	====	====

           Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] was 18.5% for both the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001, our gross margin percentage increased to 18.3% compared with 17.9% for the comparable period in 2000. Our gross margin in 2001 was adversely impacted by the ramp-up of certain large contracts signed in 2000 and 2001 that will not begin to recognize profit until certain project milestones have been achieved.

          Selling, general and administrative, or SG&A, expenses as a percentage of revenues decreased to 8.8% for the three months ended June 30, 2001, compared to 9.1% in the corresponding period in 2000. For the six months ended June 30, 2001, SG&A decreased to 9.0% compared with 9.1% for the comparable period in 2000. These decreases were due primarily to productivity initiatives that have lead to efficiencies in our leveraged general and administrative processes, and were partially offset by additional selling expenses as our sales force reached full strength in the first quarter of 2001.

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

          As a result of our ongoing evaluation of the results of the initiatives begun in 1999, we amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consist primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal during the fourth quarter of 2000 of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, we recorded restructuring charges and asset write-downs totaling $124 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $146 million in the fourth quarter of 2000 related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $22 million for the fourth quarter of 2000.

          Amounts recorded for restructuring activities in the fourth quarter of 2000 provided for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88 million, $10 million of which pertains to changes in the vesting conditions for unvested restricted stock units and options. These initiatives also resulted in charges of $17 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $19 million.

          Through June 30, 2001, approximately 11,290 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $529 million of termination benefits have been charged to the accrual. In addition, $81 million has been paid in connection with the exit activities described above. Also, in the second quarter of 2001, our workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. We expect that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

          Other income (expense). The components of other income (expense) are presented below (in millions):

	2001	2000
Three months ended June 30:
Interest and other income	$ 27	$ 13
Interest expense	(57)	(53)
Total	$ (30)	$ (40)
	=====	=====
Six months ended June 30:
Interest and other income	$ 54	$ 144
Interest expense	(107)	(106)
Reclassification of investment gain from equity	315	--
Total	$ 262	$ 38
	=====	=====

          Interest and other income for the six months ended June 30, 2000 includes a pre-tax gain of $98 million related to the disposition of certain investments. Excluding this gain, interest and other income for the six months ended June 30, 2000 would have been $46 million.

        Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Upon the adoption of SFAS No. 133, we reclassified certain available-for-sale securities into the trading securities classification resulting in an unrealized pre-tax gain of $315 million.

        Income taxes. Our effective tax rate was 35.1% for the three months ended June 30, 2001 and 36.0% for the three months ended June 30, 2000. Our effective tax rate was 35.6% for the six months ended June 30, 2001 and 36.0% for the six months ended June 30, 2000. The decrease in our effective tax rate was primarily due to improvements in the tax structure of certain of our foreign businesses. We expect our pro forma effective tax rate to be 35.5% for 2001.

          Net income. For the three months ended June 30, 2001, net income increased $46 million, to $300 million, compared with $254 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.64 and $0.62, respectively, for the three months ended June 30, 2001, and $0.55 and $0.53, respectively, for the comparable period in the prior year.

        For the six months ended June 30, 2001, net income increased $203 million, to $746 million, compared with $543 million during the corresponding period of the prior year. Basic and diluted earnings per share were $1.60 and $1.55, respectively, for the six months ended June 30, 2001, and $1.16 and $1.13, respectively, for the comparable period in the prior year.

       The cumulative effect on prior years from the adoption of SFAS No. 133 was a reduction in net income of $24 million. Excluding this one-time item, and the related $315 million pre-tax unrealized gain from the reclassification of certain available-for-sale securities into the trading securities classification, net income for the six months ended June 30, 2001 would have been $568 million, and basic and diluted earnings per share would have been $1.22 and $1.18, respectively.

       During the six months ended June 30, 2000, we recorded a pre-tax gain of $98 million resulting from the disposition of certain investments. Excluding this gain, net income for the six months ended June 30, 2000 would have been $481 million, and basic and diluted earnings per share would have been $1.03 and $1.00, respectively.

          There were no pro forma adjustments to the reported results for the three months ended June 30, 2001 and 2000. The following table summarizes the adjustments discussed in the two preceding paragraphs for the six months ended June 30, 2001 and 2000 (dollars in millions, except per share amounts):

	2001	2000

Operating income - as reported	$ 934	$ 811

Other income - as reported	262	38
Adjusting items:
Reclassification of investment gain from equity	(315)	--
Gain on disposition of certain investments	--	(98)
Other income - pro forma	(53)	(60)

Income before income taxes and cumulative effect of a change in accounting principle - pro forma	881	751
Provision for income taxes - pro forma	313	270
Income before cumulative effect of a change in accounting principle - pro forma	568	481

Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes - as reported	(24)	--
Adjusting item:
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	24	--
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes - pro forma	--	--
Net income - pro forma	$ 568	$ 481
	=====	=====
Earnings per share - pro forma
Basic	$ 1.22	$ 1.03
	=====	=====
Diluted	$ 1.18	$ 1.00
	=====	=====

Liquidity and Capital Resources

          At June 30, 2001, we held cash and cash equivalents of $569 million, had working capital of $3.0 billion, and had a current ratio of 1.7-to-1. This compares to cash and cash equivalents of $393 million, working capital of $1.8 billion, and a current ratio of 1.4-to-1 at December 31, 2000.

          Total debt increased to $4.0 billion at June 30, 2001, from $2.8 billion at December 31, 2000. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. This increase was primarily due to our $1.6 billion public offering of securities in June 2001, described below, and was partially offset by a reduction in our short-term commercial paper borrowings. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) increased to 42.0% at June 30, 2001 compared with 34.5% at December 31, 2000. At both June 30, 2001, and December 31, 2000, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings.

          During the three months ended June 30, 2001, we completed the public offering of 32.2 million units of a security, each with a stated price of $50, before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 17, 2006, and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. The notes bear interest at a rate of 5.78% per year, which is expected to be reset on or after May 17, 2004, and are contingently redeemable at that time. Contract adjustment payments will be payable to the holders of purchase contracts at a fixed rate of 1.845% per year of the stated amount per the purchase contract. Total proceeds from the offering were $1.6 billion and will be used to fund a portion of the Company's previously announced acquisitions. We expect to issue additional debt securities totaling approximately $500 million in the fourth quarter of 2001 to fully fund the costs of our previously announced acquisitions.

           Net cash provided by operating activities increased $71 million during the six months ended June 30, 2001, as compared with the corresponding period in the prior year. This increase was primarily due to an increase in net income and changes in working capital items. We expect our operating cash flow to increase throughout the year consistent with historical trends as well as due to certain internal initiatives being undertaken to reduce accounts receivable balances measured by days sales outstanding. Net cash used in investing activities increased $968 million during the six months ended June 30, 2001, as compared with the corresponding period in the prior year. This increase was primarily due to share purchase and escrow payments related to the Systematics acquisition and by capital expenditures related to technical infrastructure refreshes and certain new large contracts. Net cash provided by financing activities increased $1.2 billion during the six months ended June 30, 2001, as compared with the corresponding period in the prior year. This increase was primarily due to our issuance of securities and was partially offset by a reduction in our short-term commercial paper borrowings. We paid cash dividends totaling $140 million in each of the six month periods ended June 30, 2001 and 2000.

New Accounting Standards

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets.   SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

          We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002, except that goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001.

          At June 30, 2001, our unamortized goodwill and intangibles totaled $2.3 billion. Amortization expense related to our goodwill and intangibles was $102 million for the six months ended June 30, 2001 and $189 million for the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to accurately determine the complete impact of adopting these Standards on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, based on our preliminary evaluation, we estimate that the adoption of these Standards would increase our pro forma results for 1999 and 2000 by approximately $0.25 per share.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          EDS' 2001 Annual Meeting of Shareholders was held on May 22, 2001 in Plano, Texas. A total of 384,658,209 shares (approximately 82% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

          (i)          Election of three Class II directors for a term expiring at the 2004 Annual Meeting of Shareholders: William M. Daley - 371,888,011 shares cast for election and 12,770,181 shares withheld; Roger A. Enrico - 369,553,091 shares cast for election and 15,105,103 shares withheld; and C. Robert Kidder - 372,566,954 shares cast for election and 12,091,241 shares withheld. The terms of the following directors continued after the meeting: James A. Baker, III, Richard H. Brown, William H. Gray, III, Ray J. Groves, Jeffrey M. Heller, Ray L. Hunt, and Judith Rodin.

          (ii)        Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2001: 380,123,411 shares cast for the ratification, 2,993,555 shares cast against the ratification and 1,541,214 shares abstained.

          (iii)       Approval of the Electronic Data Systems Corporation Amended and Restated Incentive Plan: 295,899,815 shares cast for the approval, 86,695,134 shares cast against the approval and 2,059,975 shares abstained.

          (iv)       Stockholder proposal regarding poison pills: 215,753,613 shares cast for the proposal, 120,239,266 shares cast against the proposal and 3,249,155 shares abstained. There were 45,416,175 broker non-votes.

          (v)       Stockholder proposal regarding super-majority vote: 209,524,023 shares cast for the proposal, 126,383,308 shares cast against the proposal and 3,334,672 shares abstained. There were 45,416,206 broker non-votes.

ITEM 5. OTHER INFORMATION

          Under Securities and Exchange Commission (SEC) rules, shareholder proposals intended to be presented at our 2002 Annual Meeting of Shareholders and included in our proxy materials for that meeting must be received no later than October 31, 2001, and must comply with applicable SEC rules. Proposals may be mailed to the Secretary of EDS at 5400 Legacy Drive, Plano, Texas 75024.

          Our By-laws provide for certain procedures that shareholders must follow to nominate persons for election as directors or to introduce an item of business at an annual meeting. These procedures are applicable whether or not the proposal is intended to be included in our proxy materials for that meeting. Generally, the shareholder must notify the Secretary of EDS of the proposal not less than 90 days nor more than 270 days before the scheduled meeting date. The notice must include the name and address of the shareholder and of any other shareholders known by such shareholder to be in favor of the proposal. If the notice relates to a nomination for director, it must also set forth the name, age, principal occupation and business and residence address of any nominee(s), the number of shares of Common Stock beneficially owned by the nominee(s), and such other information regarding each nominee as would have been required to be included in a proxy statement filed pursuant to the SEC's proxy rules (including the written consent of each nominee). Notice of an item of business shall include a description of the proposed business and the reason for conducting the proposed business at the annual meeting. Copies of the By-laws are available from the Secretary of EDS. We currently expect that the 2002 Annual Meeting will be held on April 19, 2002, in which event any advance notice of nominations for directors and items of business (other than proposals to be included in the proxy materials, which as noted above must be received by October 31, 2001) must be given by shareholders by January 19, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

                   10(b)    Amended and Restated Electronic Data Systems Corporation Incentive Plan - incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No. 333-65784).

(b)        Reports on Form 8-K

               During the quarter ended June 30, 2001, EDS filed the following Current Reports on Form 8-K:

    Current Report on Form 8-K dated May 23, 2001 reporting a press release under Item 5 - Other Events and Item 7 - Exhibits.
    Current Report on Form 8-K dated June 20, 2001 reporting under Item 5 - Other Events and Item 7 - Exhibits the Underwriting Agreement dated June 20, 2001 among EDS and the several underwriters name therein in connection with the offering by EDS of up to 32,200,000 FELINE PRIDES, initially consisting of units referred to as Income PRIDES. Each Income PRIDE includes (i) a purchase contract under which the purchaser will agree to purchase from EDS, and EDS will agree to sell, shares of EDS Common Stock on August 17, 2004 and (ii) a senior note due August 17, 2006 of EDS.
    Current Report on Form 8-K/A dated June 20, 2001 under which EDS filed certain additional exhibits relating to its offering of FELINE PRIDES.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
ELECTRONIC DATA SYSTEMS CORPORATION (Registrant)

Dated: August 7, 2001	By: /S/ JAMES E. DALEY
James E. Daley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 7, 2001	By: /S/ MICHAEL MILTON
Michael Milton Corporate Controller (Principal Accounting Officer)