Form 10-Q
period 2001-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2001-11-13
CIK 1007456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
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

As of October 31, 2001, there were outstanding 474,053,852 shares of the registrant's Common Stock, $.01 par value per share.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
INDEX
Page No.
Part I -- Financial Information (Unaudited)
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Income	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Part II -- Other Information
Item 2. Changes in Securities and Use of Proceeds	21
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22

PART I
ITEM 1. FINANCIAL STATEMENTS
ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$ 5,559	$ 4,793	$ 15,637	$ 14,025
Costs and expenses Cost of revenues Selling, general and administrative Acquired in-process R&D and other acquisition related costs Total costs and expenses	4,471 468 141 5,080	3,887 443 -- 4,330	12,705 1,378 141 14,224	11,465 1,286 -- 12,751
Operating income	479	463	1,413	1,274

Other income (expense)
         Interest expense and other, net
         Reclassification of investment gain from equity
           Total other income (expense)
           Income before income taxes and cumulative
             effect of a change in accounting principle

	(102) -- (102) 377	(27) -- (27) 436	(155) 315 160 1,573	10 -- 10 1,284
Provision for income taxes Income before cumulative effect of a change in accounting principle	165 212	157 279	591 982	462 822
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes Net Income	-- $ 212 ======	-- $ 279 ======	(24) $ 958 ======	-- $ 822 ======

Basic earnings per share of common stock
           Income before cumulative effect of a change in
             accounting principle
          Cumulative effect on prior years of a change in
             accounting for derivatives
          Net Income

Diluted earnings per share of common stock
          Income before cumulative effect of a change in
             accounting principle
          Cumulative effect on prior years of a change in
             accounting for derivatives
          Net Income

	$ 0.45 -- $ 0.45 ====== $ 0.44 -- $ 0.44 ======	$ 0.60 -- $ 0.60 ====== $ 0.59 -- $ 0.59 ======	$ 2.10 (0.05) $ 2.05 ====== $ 2.04 (0.05) $ 1.99 ======	$ 1.76 -- $ 1.76 ====== $ 1.72 -- $ 1.72 ======
Cash dividends per share	$ 0.15 ======	$ 0.15 ======	$ 0.45 ======	$ 0.45 ======
See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)
	September 30, 2001	December 31, 2000
ASSETS Current assets Cash and cash equivalents Marketable securities Accounts receivable, net Prepaids and other Total current assets	$ 234 303 5,437 962 6,936	$ 393 300 4,756 710 6,159
Property and equipment, net Investments and other assets Software, goodwill and other intangibles, net Total assets	3,085 962 4,822 $15,805 ======	2,474 1,028 3,031 $12,692 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
          Accounts payable and accrued liabilities
          Deferred revenue
          Income taxes
          Current portion of long-term debt
               Total current liabilities
Deferred income taxes
Long-term debt, less current portion
Redeemable preferred stock of subsidiaries, minority interests and other long-
     term liabilities
Shareholders' equity
         Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued
         Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,583,514 shares issued at September 30, 2001, and 493,435,404 shares issued at
            December 31, 2000
        Additional paid-in capital
        Retained earnings
        Accumulated other comprehensive income
        Treasury stock, at cost, 21,690,521 shares at September 30, 2001, and
            28,136,801 shares at December 31, 2000
               Total shareholders' equity
                         Total liabilities and shareholders' equity

	$ 3,849 528 155 67 4,599 40 4,732 620 -- 5 817 6,790 (548) (1,250) 5,814 $15,805 ======	$ 3,633 552 112 13 4,310 129 2,585 529 -- 5 949 6,042 (238) (1,619) 5,139 $12,692 ======
See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
Nine Months Ended September 30,
2001	2000

Cash Flows from Operating Activities
     Net Income
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization
          Deferred compensation
          Other
          Changes in operating assets and liabilities, net of effects of acquired companies:
                 Accounts receivable
                 Prepaids and other
                 Accounts payable and accrued liabilities
                 Deferred revenue
                 Income taxes payable
                     Total adjustments
     Net cash provided by operating activities

$ 958 1,104 76 (239) (631) 41 (366) (103) 114 (4) 954	$ 822 1,063 69 (193) (38) (111) (434) (173) (86) 97 919

Cash Flows from Investing Activities
     Proceeds from sales of marketable securities
     Proceeds from investments and other assets
     Proceeds from divestitures
     Payments for purchases of property and equipment
     Payments for investments and other assets
     Payments related to acquisitions, net of cash acquired
     Payments for purchases of software and other intangibles
     Payments for purchases of marketable securities
     Other
     Net cash used in investing activities

57 150 26 (956) (160) (1,850) (235) (47) (9) (3,024)	212 64 11 (525) (42) (6) (465) (39) 20 (770)

Cash Flows from Financing Activities
     Proceeds from long-term debt
     Payments on long-term debt
     Net increase in borrowings with original maturities less than ninety days
     Payments for redeemable stock of subsidiary
     Purchase of treasury stock
     Employee stock transactions
     Dividends paid
     Other
     Net cash provided by (used in) financing activities
Effect of exchange rate changes on cash and cash equivalents
Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period

2,294 (248) 82 (163) -- 211 (211) 8 1,973 (62) (159) 393 $ 234 ======	344 (476) 180 -- (210) 68 (210) 2 (302) (62) (215) 506 $ 291 ======
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

Certain reclassifications have been made to the 2000 unaudited condensed consolidated financial statements to conform to the 2001 presentation.
Note 2. Earnings Per Share
The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):
For the three months ended September 30: Basic earnings per share Diluted earnings per share For the nine months ended September 30: Basic earnings per share Diluted earnings per share			2001 471 486 468 482	2000 466 473 466 477

          Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was anti-dilutive include options to purchase 8 million and 18 million shares for the three months ended September 30, 2001 and 2000, respectively, and 9 million and 18 million shares for the nine months ended September 30, 2001 and 2000, respectively.

Note 3. Accounts Receivable

          Included in accounts receivable are unbilled receivables of $1.5 billion and $1.0 billion at September 30, 2001 and December 31, 2000, respectively. Unbilled receivables represent costs and related profits in excess of billings on certain fixed-price contracts. Unbilled receivables were not billable at the balance sheet date but are recoverable over the remaining life of the contract through billings made in accordance with contractual agreements.

Note 4. Depreciation and Amortization

          Property and equipment is stated net of accumulated depreciation of $4.6 billion and $4.3 billion, respectively, at September 30, 2001 and December 31, 2000. Software, goodwill, and other intangibles are stated net of accumulated amortization of $1.5 billion and $1.4 billion, respectively, at September 30, 2001 and December 31, 2000.

6
Note 5. Long-Term Debt

          In June 2001, the Company completed the public offering of 32.2 million units of a security, each with a stated price of $50, before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 17, 2006, and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. The notes bear interest at a rate of 5.78% per year, which is expected to be reset on or after May 17, 2004 and are contingently redeemable at that time. Contract adjustment payments will be payable to the holders of purchase contracts at a fixed rate of 1.845% per year of the stated amount per the purchase contract. Net proceeds from the offering of $1.6 billion were used to fund a portion of the Company's recent acquisitions.

          In October 2001, the Company completed the public offering of 1.0 million zero-coupon convertible senior notes due October 10, 2021. Each note was issued at a price of $779.41 and a principal amount at maturity of $1,000. Holders may convert their notes on or before the maturity date into shares of the Company's common stock upon the occurrence of certain events. In lieu of delivering shares of common stock, the Company may elect to pay holders cash for their notes. The issue price per note represents a yield to maturity of 1.25% per year calculated from October 10, 2001. Net proceeds from the offering of $762 million were used to repay outstanding indebtedness under the Company's commercial paper and other short-term debt facilities which had been utilized to fund its recent acquisitions.

Note 6. Restructuring Activities and Other Charges
The following table summarizes activity in the Company's restructuring accruals for the nine months ended September 30, 2001 (in millions):
Employee Separations Exit Costs Total Balance at December 31, 2000 $ 119 $ 26 $ 145 Amounts Utilized (54) (10) (64) Balance at September 30, 2001 $ 65 $ 16 $ 81

          In the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure and exit certain operating activities. Amounts recorded for restructuring activities during 1999 provided for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the Company's early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the write-down of certain assets to fair value.

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

          Through September 30, 2001, approximately 11,340 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $531 million of termination benefits have been charged to the accrual. In addition, $83 million has been paid in connection with the exit activities described above. Also, in the second quarter of 2001, the Company's workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. Management expects that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

Note 7. Comprehensive Income

          Comprehensive income was $292 million and $185 million for the three months ended September 30, 2001 and 2000, respectively, and $648 million and $702 million for the nine months ended September 30, 2001 and 2000, respectively. The primary difference between comprehensive income and net income for the three months ended September 30, 2001 and the three months and nine months ended September 30, 2000 was related to foreign currency translation adjustments. The primary difference between comprehensive income and net income for the nine months ended September 30, 2001 was related to the reclassification of certain available-for-sale securities into the trading securities classification (see Note 9) and foreign currency translation adjustments.

Note 8. Segment Information

          The Company is organized on a global basis along the following five lines of business: Information Solutions, Business Process Management, E Solutions, A.T. Kearney and Product Lifecycle Management (PLM) Solutions. Information Solutions encompasses traditional IT outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E Solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e-business services, strategic information technology, organization and operations consulting, as well as executive search services. PLM Solutions helps clients optimize their product lifecycle process by digitally producing and sharing product planning, design, manufacturing and distribution information via local networks and the Internet.

          The PLM Solutions line of business, launched during the three months ended September 30, 2001, is comprised of our Structural Dynamics Research Corporation (SDRC) and Unigraphics Solutions Inc (UGS) subsidiaries. The Company acquired SDRC on August 31, 2001, and completed the acquisition of the 14% minority interest in UGS that had been held by the public on September 28, 2001. The results of UGS had previously been reported in the "all other" category.

          The Company uses operating income, which consists of segment revenues less segment costs and expenses (before acquired in-process R&D and other acquisition related costs), to measure segment profit or loss. Revenue and operating income from the E Solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The "all other" category also includes corporate expenses.

8
The following is a summary of certain financial information by reportable segment (in millions):
	2001	2000
Three months ended September 30: Information Solutions Business Process Management Consulting PLM Solutions All other Total	Revenue $ 4,222 775 585 198 (221) $ 5,559 ======	Operating Income (Loss) $ 738 134 64 32 (348) $ 620 ======	Revenue $ 3,537 663 519 122 (48) $ 4,793 ======	Operating Income (Loss) $ 659 102 52 20 (370) $ 463 ======
Nine months ended September 30: Information Solutions Business Process Management Consulting PLM Solutions All other Total	$ 11,709 2,206 1,787 477 (542) $ 15,637 ======	$ 1,928 354 195 59 (982) $ 1,554 ======	$10,086 1,977 1,600 370 (8) $14,025 ======	$ 1,808 290 149 57 (1,030) $ 1,274 ======

          Total assets at September 30, 2001 were $10.4 billion for Information Solutions, $1.7 billion for Business Process Management, $1.6 billion for Consulting, $1.6 billion for PLM Solutions and $0.5 billion for "all other".

Note 9. Accounting Change

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

          The Company's interest rate derivatives designated as fair value hedges qualify under the short-cut method under SFAS No. 133 and, as such, hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three or nine months ended September 30, 2001. No fair value hedges were derecognized or discontinued for the three or nine months ended September 30, 2001 other than that related to the forward sale agreement discussed above. The Company has no instruments designated as cash flow hedges as of or during the three or nine months ended September 30, 2001.

Note 10. Acquisitions

          On July 2, 2001, the Company acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation (Sabre) for $676 million in cash. Sabre's airline infrastructure outsourcing business includes contracts with American Airlines and US Airways. The acquisition makes the Company the number one provider of global IT infrastructure services to the airline industry and is expected to expand the Company's presence in strategic infrastructure outsourcing.

          On July 3, 2001, the Company acquired a controlling interest in Systematics AG, a German IT services company. The shares acquired on that date, together with shares previously purchased in a public tender offer and the shares the Company has under contract to acquire by January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics is $528 million comprised of $399 million in cash and $129 million in EDS stock (2,124,233 common shares). Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition doubles the Company's presence in Germany, Europe's largest IT services market, and deepens its penetration in key industry segments such as finance, government, insurance and telecommunications.

          On August 31, 2001, the Company acquired all of the outstanding capital stock of Structural Dynamics Research Corporation (SDRC) for approximately $950 million in cash. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, the Company acquired the 14% publicly-held minority interest in its Unigraphics Solutions Inc. (UGS) subsidiary for approximately $175 million in cash. The Company combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. PLM Solutions creates the manufacturing industry's only single source for fully serviced product lifecycle management solutions.

          In connection with the acquisitions of SDRC and the minority interest in UGS, the Company recorded a $141 million pre-tax charge related to acquired in-process research and development (R&D) ($88 million) and other acquisition related costs associated with certain employee stock option transactions and the planned integration of PLM Solutions ($53 million). At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if the development is not successfully completed. The projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. These SDRC projects ranged from 50% to 80% complete and the UGS projects ranged from 20% to 60% complete at their respective acquisition dates. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a weighted-average cost of capital (WACC) between 21% and 30% for the SDRC projects and between 27% and 39% for the UGS projects based upon an analysis of the WACC for publicly traded companies within the software industry and the stage of completion of each of the projects (based on the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development). It is anticipated that remaining costs to complete the SDRC projects will be approximately $51 million and project release dates will range from the fourth quarter of 2001 through the fourth quarter of 2002. The remaining costs to complete the UGS projects are anticipated to be approximately $47 million and the project release dates will range from the fourth quarter of 2001 through the second quarter of 2002. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

          The excess purchase price over the fair values of net tangible assets acquired in these transactions, pending final determination of certain acquired balances, was $2.0 billion. Of this amount, $88 million was assigned to acquired in-process R&D assets that were written off at the date of acquisition. Those write-offs are included in the acquired in-process R&D and other acquisition related costs line item in the condensed consolidated statements of income. Of the remaining excess purchase price, $1.6 billion was assigned to goodwill and $317 million to intangible assets based on the Company's preliminary evaluation of acquired intangibles. The Company is currently in the process of obtaining third-party appraisals of acquired intangibles which may result in revisions to the current estimates. The results of the third-party appraisals are not expected to differ materially from the Company's preliminary evaluation. The $1.6 billion of goodwill was assigned to the Information Solutions and PLM Solutions segments in the amounts of $765 million and $825 million, respectively. Of these amounts, $226 million is expected to be deductible for tax purposes. Approximately $1.4 billion of the $1.6 billion assigned to goodwill is not being amortized under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which applies to acquisitions completed subsequent to June 30, 2001. The $317 million of intangible assets are being amortized over a weighted-average useful life of 6.4 years, subject to revision upon completion of the aforementioned appraisals.

          The accompanying condensed consolidated financial statements include the operations of SDRC, Systematics and the acquired outsourcing business of Sabre since the respective dates of each acquisition. The following table is prepared on a pro forma basis as though the businesses, including the UGS minority interest, had been acquired as of January 1, 2000, after including the estimated impact of certain adjustments such as amortization of intangibles and interest expense. The pro forma amounts exclude the charge for acquired in-process R&D and other acquisition related costs, and amortization expense related to goodwill resulting from acquisitions completed subsequent to June 30, 2001 consistent with the transition requirements of SFAS No. 142 (in millions except per share amounts):

		2001	2000
For the three months ended September 30: Revenues Net income Basic earnings per share of common stock Diluted earnings per share of common stock		$ 5,611 314 0.67 0.65	$ 5,234 259 0.56 0.55

For the nine months ended September 30:
          Revenues
          Income before cumulative effect of a change
            in accounting principle
          Net income
          Basic earnings per share of common stock
          Diluted earnings per share of common stock

		$16,621 1,067 1,043 2.23 2.16	$15,264 796 796 1.71 1.67

          The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

          Electronic Data Systems Corporation, or EDS, is a global services company providing strategy, implementation and hosting for clients managing the business and technology complexities of the digital economy. Our end-to-end portfolio of services integrates our five lines of business -- Information Solutions, Business Process Management, E Solutions, A.T. Kearney and Product Lifecycle Management (PLM) Solutions -- to help clients solve complex business issues and achieve results of technology. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2000 Annual Report on Form 10-K.

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

Acquisitions

          On July 2, 2001, we acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation (Sabre) for $676 million in cash. Sabre's airline infrastructure outsourcing business includes contracts with American Airlines and US Airways. The acquisition makes us the number one provider of global IT infrastructure services to the airline industry and is expected to expand our presence in strategic infrastructure outsourcing.

          On July 3, 2001, we acquired a controlling interest in Systematics AG, a German IT services company. The shares acquired on that date, together with shares previously purchased in a public tender offer and the shares we have under contract to acquire by January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics is $528 million comprised of $399 million in cash and $129 million in EDS stock (2,124,233 common shares). Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition doubles our presence in Germany, Europe's largest IT services market, and deepens our penetration in key industry segments such as finance, government, insurance and telecommunications.

          On August 31, 2001, we acquired all of the outstanding capital stock of Structural Dynamics Research Corporation (SDRC) for approximately $950 million in cash. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, we acquired the 14% publicly-held minority interest in our Unigraphics Solutions Inc. (UGS) subsidiary for approximately $175 million in cash. We combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. PLM Solutions creates the manufacturing industry's only single source for fully serviced product lifecycle management solutions.

          We estimate these acquisitions will be approximately neutral to our earnings in 2001 and accretive in future years.

          In connection with the SDRC and UGS acquisitions, we acquired certain technology assets under development that have no alternative future use if their development is not successfully completed. In accordance with appropriate accounting guidelines, the portion of the purchase price allocated to these in-process research and development assets was expensed immediately upon acquisition. During the three months ended September 30, 2001, we incurred a total of $88 million of one-time in-process research and development charges related to these acquisitions (refer to Note 10 of the financial statements for further discussion).

Results of Operations
Revenues. The following table displays revenue from contracts with our base (non-GM) clients and revenues from contracts with GM (dollars in millions):
	2001	2000
Three months ended September 30: Base GM Total	$ 4,808 751 $ 5,559 ======	$ 3,956 837 $ 4,793 ======
Nine months ended September 30: Base GM Total	$13,317 2,320 $15,637 ======	$11,518 2,507 $14,025 ======

          For the three months ended September 30, 2001, total revenues increased $766 million, or 16%, to $5.6 billion when compared with $4.8 billion for the corresponding period in 2000 as a result of an increase in revenues from base clients partially offset by a decrease in revenues from GM. Revenues from base clients increased $852 million, or 22%, to $4.8 billion during the three months ended September 30, 2001, due primarily to contracts signed with new and existing clients in 2000 and 2001, and from revenues associated with our acquisitions completed during the quarter. This increase was partially offset by a decrease resulting from the divestiture of a Canadian-based hardware reseller unit in May 2001. Excluding the impact of acquisitions and divestitures, base revenue growth was 17% on a constant foreign currency basis. Revenues from GM decreased $86 million, or 10%, to $751 million during the three months ended September 30, 2001, compared with $837 million for the corresponding period in 2000. The decrease in GM revenues was attributable to GM's continued decision to tighten discretionary spending due to the current state of the worldwide economy and the automotive marketplace. We expect the decline in GM revenues to continue for the remainder of 2001 and to result in a high single-digit decline for the year as compared with 2000 on a constant currency basis. However, we expect such decline to be more than offset by increases in our base revenues. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the three months ended September 30, 2001, due primarily to the decline of the euro, the British pound and the Australian dollar against the U.S. dollar. On a constant foreign currency basis, total revenues for the three months ended September 30, 2001 increased 18% over the corresponding period in 2000, resulting from an increase of 24% in revenues from base clients and a decline of 9% in revenues from GM.

          For the nine months ended September 30, 2001, total revenues increased $1.6 billion, or 11%, to $15.6 billion when compared with $14.0 billion for the corresponding period in 2000. Revenues from base clients increased $1.8 billion, or 16%, to $13.3 billion during the nine months ended September 30, 2001, due primarily to the reasons discussed above and to increased seasonal IT spending by our UK and Canadian government clients. Revenues from GM decreased $187 million, or 7%, to $2.3 billion during the nine months ended September 30, 2001 due primarily to the reasons discussed above. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the nine months ended September 30, 2001, due primarily to the decline of both the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for the nine months ended September 30, 2001 increased 15% over the corresponding period in 2000, resulting from an increase of 20% in revenues from base clients and a decline of 6% in revenues from GM.

         We are organized on a global basis along the following five lines of business: Information Solutions, Business Process Management, E Solutions, A.T. Kearney and PLM Solutions. Our E Solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. We evaluate our operating segment revenue growth on a constant foreign currency basis.

          The following table displays total revenue growth by segment on a constant foreign currency basis for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Information Solutions Business Process Management Consulting E. Solutions A.T. Kearney PLM Solutions	19% 17% 13% 45% (8%) 63%	16% 12% 12% 38% (4%) 29%

          Base revenue growth for Information Solutions, on a constant foreign currency basis, was 29% and 23% for the three and nine month periods ended September 30, 2001, as compared to the corresponding periods in 2000. Excluding the impact of acquisitions and divestitures, base revenue growth for Information Solutions was 21% for the three months ended September 30, 2001 on a constant foreign currency basis. Base revenue growth for Business Process Management, on a constant foreign currency basis, was 19% and 13% for the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Revenue growth for each reportable segment is attributable primarily to contracts signed with new and existing clients in 2000 and 2001. Excluding the impact of acquisitions, base revenue growth for PLM Solutions was 15% for the three months ended September 30, 2001 on a constant foreign currency basis.

          Revenue and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The following table displays the percentage of total revenue by segment:

	2001	2000
Three months ended September 30: Information Solutions Business Process Management Consulting PLM Solutions All other Total	76% 14% 10% 4% (4%) 100% =====	74% 14% 11% 2% (1%) 100% =====
Nine months ended September 30: Information Solutions Business Process Management Consulting PLM Solutions All other Total	75% 14% 11% 3% (3%) 100% =====	72% 14% 11% 3% -- 100% =====
15

          Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] was 19.6% and 18.9%, respectively, for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001, our gross margin percentage increased to 18.8% compared with 18.3% for the comparable period in 2000. These increases were due primarily to our ongoing company-wide productivity and repositioning initiatives.

          Selling, general and administrative, or SG&A, expenses as a percentage of revenues decreased to 8.4% for the three months ended September 30, 2001, compared to 9.2% in the corresponding period in 2000. For the nine months ended September 30, 2001, SG&A decreased to 8.8% of revenues compared with 9.2% for the comparable period in 2000. These decreases were due to our revenue growth, both organically and through acquisitions, and our productivity initiatives that have lead to efficiencies in our leveraged general and administrative processes.

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

          Through September 30, 2001, approximately 11,340 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $531 million of termination benefits have been charged to the accrual. In addition, $83 million has been paid in connection with the exit activities described above. Also, in the second quarter of 2001, our workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. We expect that remaining cash expenditures relating to these charges will be incurred primarily in 2001.

16
Other income (expense). The components of other income (expense) are presented below (in millions):
	2001	2000
Three months ended September 30: Interest and other income (loss) Interest expense Total	$ (31) (71) $ (102) =====	$ 23 (50) $ (27) =====
Nine months ended September 30: Interest and other income Interest expense Reclassification of investment gain from equity Total	$ 23 (178) $ 315 $ 160 =====	$ 166 (156) $ -- $ 10 =====

          Interest and other income for the three and nine months ended September 30, 2001 includes a pre-tax loss of $28 million related primarily to an other than temporary decline in the fair value of certain investments. Excluding this loss, interest and other income would have been $(3) million and $51 million, respectively, for the three and nine months ended September 30, 2001.

         Interest and other income for the nine months ended September 30, 2000 includes a pre-tax gain of $98 million related to the disposition of certain investments. Excluding this gain, interest and other income for the nine months ended September 30, 2000 would have been $68 million.

         Interest expense increased $21 million, to $71 million, during the three months ended September 30, 2001, compared with $50 million during the corresponding period of the prior year. Interest expense increased $22 million, to $178 million, during the nine months ended September 30, 2001, compared with $156 million during the corresponding period in the prior year. The increase in interest expense in 2001 is due to additional borrowings to fund our recent acquisitions (see "Liquidity and Capital Resources"). We expect an incremental year-over-year increase in interest expense of approximately $50 million in 2001, as well as an increase in future quarters, as a result of such additional borrowings.

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

         Income taxes. Our effective tax rate was 43.8% for the three months ended September 30, 2001 and 36.0% for the three months ended September 30, 2000. Our effective tax rate was 37.6% for the nine months ended September 30, 2001 and 36.0% for the nine months ended September 30, 2000. The increase in our effective tax rate for the three and nine months ended September 30, 2001 was due to acquired in-process R&D associated with our recent acquisitions charged to expense which is not deductible in the computation of the provision for income taxes. We expect our pro forma effective tax rate to be 35.5% for 2001, due to improvements in the tax structure of certain of our foreign businesses.

          Net income. For the three months ended September 30, 2001, net income decreased $67 million, to $212 million, compared with $279 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.45 and $0.44, respectively, for the three months ended September 30, 2001, and $0.60 and $0.59, respectively, for the comparable period in the prior year.

          For the nine months ended September 30, 2001, net income increased $136 million, to $958 million, compared with $822 million during the corresponding period of the prior year. Basic and diluted earnings per share were $2.05 and $1.99, respectively, for the nine months ended September 30, 2001, and $1.76 and $1.72, respectively, for the comparable period in the prior year.

17

         During the three months ended September 30, 2001, we recorded a pre-tax charge of $141 million related to acquired in-process R&D and other acquisition related costs associated with our acquisitions of SDRC and the minority interest in our UGS subsidiary. Excluding these one-time items, net income for the three months ended September 30, 2001 would have been $334 million, and basic and diluted earnings per share would have been $0.71 and $0.69, respectively.

         The cumulative effect on prior years from the adoption of SFAS No. 133 was a reduction in net income of $24 million. Excluding this one-time item, the related $315 million pre-tax unrealized gain from the reclassification of certain available-for-sale securities into the trading securities classification, and the acquired in-process R&D and other acquisition related costs discussed above, net income for the nine months ended September 30, 2001 would have been $902 million, and basic and diluted earnings per share would have been $1.93 and $1.87, respectively.

         During the nine months ended September 30, 2000, we recorded a pre-tax gain of $98 million resulting from the disposition of certain investments. Excluding this gain, net income for the nine months ended September 30, 2000 would have been $759 million, and basic and diluted earnings per share would have been $1.63 and $1.59, respectively.

The following table summarizes the adjustments discussed in the three preceding paragraphs (dollars in millions, except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues -- as reported	$ 5,559	$ 4,793	$ 15,637	$ 14,025
Costs and expenses -- as reported Adjusting item: Acquired in-process R&D and other acquisitions related costs Costs and expenses - pro forma	5,080 (141) 4,939	4,330 -- 4,330	14,224 (141) 14,083	12,751 -- 12,751
Operating income -- pro forma	620	463	1,554	1,274
Other income (expense) -- as reported Adjusting items: Reclassification of investment gain from equity Gain on disposition of certain investments Other income -- pro forma	(102) -- -- (102)	(27) -- -- (27)	160 (315) -- (155)	10 -- (98) (88)
Income before income taxes and cumulative effect of a change in accounting principle -- pro forma	518	436	1,399	1,186
Provision for income taxes -- pro forma Income before cumulative effect of a change in accounting principle -- pro forma	184 334	157 279	497 902	427 759

Cumulative effect on prior years of a change in
  accounting for derivatives, net of income taxes
Adjusting item:
     Cumulative effect on prior years of a change in
       accounting for derivatives, net of income taxes
Cumulative effect on prior years of a change in
  accounting for derivatives, net of income taxes -
  pro forma
Net income -- pro forma

	-- -- -- $ 334 ======	-- -- -- $ 279 ======	(24) 24 -- $ 902 ======	-- -- -- $ 759 ======
Earnings per share -- pro forma Basic Diluted	$ 0.71 ====== $ 0.69 ======	$ 0.60 ====== $ 0.59 ======	$ 1.93 ====== $ 1.87 ======	$ 1.63 ====== $ 1.59 ======
18
Liquidity and Capital Resources

          At September 30, 2001, we held cash and cash equivalents of $234 million, had working capital of $2.3 billion, and had a current ratio of 1.5-to-1. This compares to cash and cash equivalents of $393 million, working capital of $1.8 billion, and a current ratio of 1.4-to-1 at December 31, 2000.

          Total debt increased to $4.8 billion at September 30, 2001, from $2.8 billion at December 31, 2000. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. This increase was primarily due to our $1.6 billion public offering of securities in June 2001, described below, and by an increase in our commercial paper borrowings, and was partially offset by the redemption of our redeemable preferred stock of subsidiaries. Proceeds from the securities offering and commercial paper borrowings were primarily used to fund our recent acquisitions.

          The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) increased to 44.1% at September 30, 2001 compared with 34.5% at December 31, 2000. Credit rating agencies make various adjustments in computing our debt-to-capital and other key financial ratios. At September 30, 2001 and December 31, 2000, our long-term credit ratings were "A1" by Moody's Investors Service, Inc., "A-plus" by Standard & Poor's Ratings Services and "AA-" by Fitch. At September 30, 2001 and December 31, 2000, we had unused committed lines of credit of approximately $2.1 billion and $1.3 billion, respectively, which serve as a backup facility for commercial paper borrowings.

          In June 2001, we completed the public offering of 32.2 million units of a security, each with a stated price of $50, before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 17, 2006, and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. The notes bear interest at a rate of 5.78% per year, which is expected to be reset on or after May 17, 2004, and are contingently redeemable at that time. Contract adjustment payments will be payable to the holders of purchase contracts at a fixed rate of 1.845% per year of the stated amount per the purchase contract. Net proceeds from the offering of $1.6 billion were used to fund a portion of our recent acquisitions.

          In October 2001, we completed the public offering of 1.0 million zero-coupon convertible senior notes due October 10, 2021. Each note was issued at a price of $779.41 and a principal amount at maturity of $1,000. Holders may convert their notes on or before the maturity date into shares of our common stock upon the occurrence of certain events. In lieu of delivering shares of common stock, we may elect to pay holders cash for their notes. The issue price per note represents a yield to maturity of 1.25% per year calculated from October 10, 2001. Net proceeds from the offering of $762 million were used to repay outstanding indebtedness under our commercial paper and other short-term debt facilities which had been utilized to fund our recent acquisitions.

          Net cash provided by operating activities increased $35 million during the nine months ended September 30, 2001, as compared with the corresponding period in the prior year. This increase was primarily due to an increase in net income, partially offset by changes in working capital items. We expect our operating cash flow to increase in the fourth quarter consistent with historical trends as well as due to certain internal initiatives undertaken to reduce accounts receivable balances measured by days sales outstanding. The expected increase in operating cash flow stemming from our efforts to reduce our outstanding accounts receivable balances are expected to be offset in part by an increase in unbilled receivables attributable to certain new large contracts. Net cash used in investing activities increased $2.3 billion during the nine months ended September 30, 2001, as compared with the corresponding period in the prior year. This increase was primarily due to acquisitions and capital expenditures related to technical infrastructure refreshes and certain new large contracts. Net cash provided by financing activities increased to $2.0 billion during the nine months ended September 30, 2001, compared with net cash used in financing activities of $302 million during the nine months ended September 30, 2000. This increase was primarily due to our issuance of securities and was partially offset by a reduction in our commercial paper borrow ings. We paid cash dividends totaling $211 million and $210 million, respectively, during the nine month periods ended September 30, 2001 and 2000.

19
New Accounting Standards

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

          We adopted the provisions of SFAS No. 141 effective July 1, 2001 and will adopt SFAS No. 142 effective January 1, 2002, except that goodwill and intangible assets determined to have indefinite useful lives that were acquired in purchase business combinations completed after June 30, 2001 are not being amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through December 31, 2001.

          At September 30, 2001 and December 31, 2000, our unamortized goodwill totaled $3.9 billion and $2.2 billion, respectively. Goodwill amortization expense was approximately $115 million for the nine months ended September 30, 2001 and approximately $140 million for the year ended December 31, 2000. In addition, amortization expense related to identifiable intangible assets that will no longer require amortization under SFAS No. 142, based on our preliminary evaluation, was approximately $20 million for the nine months ended September 30, 2001 and approximately $25 million for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to accurately determine the complete impact of adopting this Standard on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, based on our preliminary evaluation, we estimate that the adoption of this Standard will increase our pro forma results for 1999, 2000 and 2001 by approximately $0.25, $0.28 and $0.28 per share, respectively.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the requirements and impact of this Standard on our results of operations and financial position.

                                                                                                    20

PART II
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(c)

In connection with the purchase of shares of Systematics AG, a German IT services company, on July 3, 2001, EDS issued an aggregate of 654,164 shares of EDS Common Stock to certain former shareholders of Systematics. EDS expects to issue 1,470,069 additional shares of EDS Common Stock in connection with subsequent closings of purchases of Systematics shares on or before January 2, 2002 (including 83,106 shares issued at two subsequent closings in July 2001). The shares issued on July 3, 2001 were issued, and the shares issued at subsequent closings on or before January 2, 2002 will be issued, without registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S promulgated thereunder. Each of the Systematics shareholders who received, or will receive, EDS Common Stock in connection with this transaction has represented to EDS that such shareholder is not a U.S. Person (as defined in Regulation S) and is not acquiring the EDS Common Stock for the account or benefit of any U.S. Person. Under the terms of the Share Sale and Transfer Agreements between EDS and the sellers of Systematics, the Common Stock was accorded a value of US$63.05 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

                 10(b)           Amended and Restated Electronic Data Systems Corporation Incentive Plan -- incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No.
                                     333-65784).

(b) Reports on Form 8-K

                During the quarter ended September 30, 2001, EDS filed on July 2, 2001 a Current Report on Form 8-K/A                 reporting under Item 5 -- Other Events and Item 7 -- Exhibits, the Second Supplemental Indenture and certain                 related agreements in connection with the offering by EDS of up to 32,200,000 FELINE PRIDES.

                                                                                21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
ELECTRONIC DATA SYSTEMS CORPORATION (Registrant)
Dated: November 13, 2001 By: /S/ JAMES E. DALEY James E. Daley Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 13, 2001 By: /S/ MICHAEL MILTON Michael Milton Corporate Controller (Principal Accounting Officer)

                                                                                                       22