Form 10-K
period 2001-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2002-03-06
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2548221
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5400 Legacy Drive, Plano, Texas 75024-3199
(Address of principal executive offices, including ZIP code)

Registrant’s telephone number, including area code: (972) 604-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York, London
Income Prides	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑    No    ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $29,865,000,000.

There were 479,139,536 shares of the registrant’s common stock outstanding as of February 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002 are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS

Electronic Data Systems Corporation (“EDS”) was incorporated in Delaware in 1994 and, at the time of its split-off from General Motors Corporation (“GM”) in 1996, became the successor to the business and operations of the Texas corporation which had been incorporated under the same name in 1962. In 1984, GM acquired all of the capital stock of the Texas corporation, which prior to that time had been an independent publicly held corporation. As a result of the split-off, EDS once again became an independent publicly held corporation with its Common Stock listed for trading on the New York and London Stock Exchanges. Unless the context otherwise requires, references in this Form 10-K to EDS include its predecessor and subsidiaries.

EDS has been a leader in the global information technology (“IT”) services industry for 40 years. We provide strategy, implementation, and hosting services and solutions for clients managing the complexities of the digital economy, bringing together the world’s best technologies to address our clients’ critical business imperatives. Our end-to-end portfolio of services integrates our five lines of business – Information Solutions, Business Process Management, E Solutions, A.T. Kearney, and Product Lifecycle Management Solutions – to help clients solve complex business issues and achieve results with technology. Our eight Global Industry Groups – Communications, Energy, Financial, Government, Health Care, Manufacturing, Retail, and Transportation – work with each of our lines of business and client executive teams to most effectively position the company within our target markets.

As of December 31, 2001, we employed approximately 143,000 persons. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604-6000.

Information Solutions

Information Solutions, our largest line of business, encompasses our traditional IT outsourcing business. Information Solutions includes network and system operations, data management, applications development and maintenance, desktop management and field services, as well as Internet hosting and Web site management. Our capabilities help clients align IT and operations with business strategy while ensuring predictable performance and costs.

Our Information Solutions services include:

•
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

•
Distributed Systems Management.    We offer end-to-end services to plan, deploy, operate and refresh an enterprise’s total distributed processing capability. These include traditional laptop and desktop environments, as well as the emerging applications service provider model supported by network-based applications. Benefits to clients for these services may include reduced cost of ownership, increased return on investment, transformation of PCs into information tools, increased speed to market and enhanced flexibility in business operations.

•
Communications Management.    We define, develop and manage consistent voice, video, data, multi-service and other global communications services. These services facilitate electronic commerce, increase competitiveness and market opportunities, and improve information sharing through a client’s supply and demand chain.

•
Application Services.    We offer applications development and management services on an outsourced or out-tasked basis. These services range from outsourcing of all application development and management to implementation and management of EDS-owned or third-party industry applications. Benefits to clients for these services include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes.

Our Information Solutions line of business accounted for $16.2 billion of our revenues in 2001.

Business Process Management

Business Process Management, or BPM, is the outsourcing of one or more business processes or functions to an external provider. Our BPM line of business focuses on clients’ business goals to enhance their customers’ total satisfaction with delivery, performance, quality and cost.

Our BPM services include:

•
Financial Process Management.    We offer a full range of scalable services that enable clients to bridge the gap between paper and electronic payment processing environments. Our Financial Process Management offerings include credit card processing, ATM and kiosk transaction processing, debit and gateway authorization, check processing, remittance processing, mortgage and consumer loan processing, relocation services, and a wide variety of document management services. These services are aimed at several different types of clients, including banks and other lending institutions, card issuing institutions, merchants and merchant acquiring banks, as well as medium-to-large-size billers from multiple industries.

•
Administrative Process Management.    With more than 30 years of experience, we provide end-to-end services for city, state and federal programs that operate in conjunction with a program’s overall strategy to improve and increase efficiency. We provide solutions to improve business processes around Medicaid and Medicare claims administration, electronic traffic enforcement, and alarm tracking and billing services. We also provide decision support services, fraud and abuse detection services, registry and tracking services for vaccines and immunizations, and pharmacy benefit management services. In the private sector, we provide improvement services to clients to enhance and manage policyholder services for both life and property and casualty insurance companies.

•
Customer Relationship Management.    Our expert management of customer interactions enables clients to develop individual customer relationships, build brand loyalty, and improve customer acquisition, retention and lifetime value. We are a global leader in Customer Relationship Management (“CRM”), supporting hundreds of clients with their end-to-end capabilities across the areas of customer interaction centers, customer intelligence, fulfillment and distribution services. Together with our four other lines of business, we provide the full range of CRM services, from management consulting and systems integration to ongoing business process management and outsourcing.

•
Enterprise Support Services.    By outsourcing critical, non-core business functions to EDS, our clients can better control costs, integrate processes, and gain the expertise of a global service provider. Our clients benefit from improved quality, shorter cycle times and enhanced information security. EDS’ Human Resources (“HR”) Business Process Outsourcing integrates and streamlines front- and back-end HR processes. Our flexible HR solution uses employee self-service tools and standardized processes and entry points for employees and managers.

Our BPM line of business accounted for $3.0 billion of our revenues in 2001.

E Solutions

E Solutions is our global solutions consulting line of business. E Solutions provides innovative and scalable solutions that enable clients to benefit from business opportunities in today’s digital economy. This unit encompasses a complete continuum of solutions consulting services, from enterprise technical strategy through application design, development and deployment; from package selection through implementation and integration; and from infrastructure assessment through design and deployment.

E Solutions’ offering framework revolves around the management and deployment of disciplines, competencies and capabilities within three major areas: Enterprise Consulting; Digital Enablement; and Digital Value Chain.

•
Enterprise Consulting.    Applies knowledge disciplines to transform enterprises with three main service offerings. Technology Consulting offers a synthesis of seasoned, experienced expertise in technology planning and architecture, change management, performance management, industry consulting and project management to ensure that our clients’ business objectives and strategic goals are completely realized. Digital Learning includes a comprehensive range of training and development services assembled for organizations that intend to use learning as a strategic advantage in a fast-paced global market. Engineering and Manufacturing Services provides client value through the integration of technology, engineering, and consulting services to achieve complete product lifecycle optimization.

•
Digital Enablement.    Uses technology and infrastructure disciplines to transform enterprises. The unit’s Net Applications offering specializes in creative Internet and interactive application development, including the following interactive solutions: Net Marketing—the development and implementation of strategic Web plans, management of digital branding and fostering Web-based marketing efforts to attract, retain and maximize customer relationships; Net Design—helping clients develop custom Web-based solutions; Net Portal—develops a common interface and access point to personalized information for business users; Net Source—outsourcing the Web development needs of an enterprise through a comprehensive management program that coordinates all of the services required to deliver full Web capabilities; and Net Mobility—applications and customer assistance for mobile devices such as Web-ready cellular phones and personal digital assistants. Our Security and Privacy Services offering addresses cyber threats while enabling e-business opportunities, including assessment, planning, protection, verification, training solutions and continuous security monitoring and management that anticipate and react to all types of security threats while ensuring business continuity. The Messaging and Collaboration Services offering includes messaging service migration or upgrade, systems integration, hosted mailboxes, messaging system enhancements, directory services, e-mail content validation, administration optimization and collaborative solutions.

•
Digital Value Chain.    Leverages E Solutions’ deep knowledge of third-party applications implementation and integration with business process and supply chain disciplines to transform enterprises with the following services: Supply Chain Management, which assists clients in the creation of extended supply chains that are inherently more efficient; Enterprise Resource Planning, which offers planning, implementation, migration and optimization services for enterprise application systems; Customer Relationship Management, which provides a suite of comprehensive service offerings to help clients plan, design, implement and operate their customer care programs, including channel integration, marketing and sales automation, customer care solutions, business intelligence, knowledge management and full integration of front- and back-office functions; and Integration Services, which enables clients to integrate their technical applications and business operations in a legacy or Web-based environment, with value-added solutions, applications, systems and business processes across the extended enterprise.

Our E Solutions line of business accounted for $1.2 billion of our revenues in 2001.

A.T. Kearney

A.T. Kearney, a leading global management consultancy, became a subsidiary of EDS in 1995. The firm provides clients with high-value management consulting services, including strategy and organization, operations and technology solutions consulting, as well as executive search services. A.T. Kearney addresses issues on the CEO’s agenda through delivery of leading-edge solutions to complex problems and implementation that brings results.

A.T. Kearney serves clients through practice teams focused on major industries, including automotive; consumer products and retail; communications, media and entertainment; financial institutions, high tech; pharmaceuticals/health care; process industries, aerospace and defense/transportation; and utilities. The firm works in collaboration with other EDS lines of business.

Among the services provided by A.T. Kearney are:

•
Strategy and Organization Consulting.    This practice is based on a strong foundation in corporate and business unit strategy. A.T. Kearney helps clients define strategic priorities, allocate resources, design their organizations and implement change. Our primary marketplace offerings are Merger Integration, Top-Line Growth (focusing on pricing optimization), Marketing Strategy and Organization Effectiveness.

•
Operations Consulting.    Clients turn to A.T. Kearney for proven expertise in four key competencies – supply chain and manufacturing solutions, strategic supply management, innovation and customer relations. We respond to senior executive demand for solutions that are relevant to business needs, yet rapidly deployed and quickly implemented. Our unique offerings include Sourcing Solutions, Creating Supply Advantage, Next Generation Cost Reduction, MRO (material repair operations) Management, and Supply Chain Performance Improvement.

•
Technology Consulting.    Assists clients in defining, designing and implementing technology solutions that facilitate execution of the CEO’s agenda. Together with EDS’ E Solutions line of business, A.T. Kearney can assist at every stage of an engagement, from technology strategy formation to implementation. A.T. Kearney’s primary marketplace offerings are Technology Value Leverage, Customer Solutions and Digital Value Network solutions.

•
A.T. Kearney Executive Search.    Offers specialty practice teams in most industries and virtually every functional discipline. A.T. Kearney’s experienced recruiters understand our clients’ unique businesses and cultures, find qualified leadership candidates, and deliver superior assessment and executive search services.

A.T. Kearney accounted for $1.2 billion of our revenues in 2001.

Product Lifecycle Management Solutions

EDS’ newest line of business, Product Lifecycle Management (“PLM”) Solutions, delivers integrated software and services supporting the entire lifecycle of a product from concept and development to production, distribution and in-service maintenance. This new line of business with over 24,000 customers was formed through the consolidation of two former public companies, Structural Dynamics Research Corporation (“SDRC”) and Unigraphics Solutions Inc. (“UGS”). We acquired SDRC in August 2001 and in September 2001 we completed the acquisition of the 14 percent minority interest in UGS that had been held by the public. The products and services offered through this line of business enable manufacturers to digitize their product lifecycles as a way to increase margins and grow revenues. Through this line of business, a complete suite of product lifecycle management solutions are offered focused on digital product design, simulation, manufacturing, and collaboration. In addition, EDS offers ExperTeamSM services that deliver implementation assistance for PLM along with software support and maintenance. Through integration, collaboration, insight and automation made possible by these solutions, leading manufacturers can increase profit margins by reducing costs and delivering more innovative products to market earlier than their competitors.

PLM portfolio includes product and service solutions. These products and services consist of:

•
Digital Product Development.    Enables distributed teams to design new products starting in the concept stage all the way through detailed design, and to simulate the real world performance of digital products in order to aid in the selection of a design from a set of options or to improve the performance of a selected design. Products supporting Digital Product Development include Unigraphics® NX, I–deas®, Solid Edge®, Femap® and Parasolid®.

•
Digital Manufacturing.    Enables distributed teams to develop the plans and requirements for the production manufacturing of digital products. In addition, these products create automated manufacturing routines that drive factory tools and processes directly from the digital product model. Digital Manufacturing products include Unigraphics CAM and E-factory™.

•
Collaborative Product Data Management.    Provides an environment for product lifecycle management by enabling loosely coupled teams to form via the Internet as needed and then share information in a secure manner on a real time basis. Digital Collaboration products include Teamcenter™, Iman®, E–visSM, and the Vis suite of products.

•
PLM Services.    Provides support services on many levels. ExperTeamSM combines products and services that are prepackaged for a specific industry need and include Express Automotive, Express Aerospace and Defense, and RDV (Repeatable Digital Validation). Services teams also provide a broad range of services including consulting services, systems integration and IT outsourcing.

PLM Solutions accounted for $738 million of our revenues in 2001. On a pro forma basis, assuming the acquisition of SDRC had been completed on January 1, 2001, the PLM Solutions line of business would have represented $1 billion of revenues in 2001.

Revenues

Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our client contracts generally range from less than one year in the high-value management consulting business to up to 10 years in our IT outsourcing business. Other than GM, no one client accounted for more than 10 percent of our total revenues in any of the past three years. Approximately 43 percent of our 2001 revenues were generated outside the United States.

Acquisitions, Strategic Alliances and Investments

From time to time EDS has made acquisitions and entered into strategic alliances in an effort to obtain a competitive advantage or a new or expanded presence in targeted geographic or service markets. In January 2000, we announced the creation of a venture fund to facilitate strategic investments in wireless and broadband solutions, security technologies, knowledge management, hosting services and middleware including enterprise application and B2B integration tools. We believe that acquisitions, strategic alliances and venture investments will continue to be elements of our ongoing strategy.

Competition

The IT services market remains fragmented and highly competitive. We experience competition in all five of our lines of business. Our Information Solutions line of business faces competition principally from other companies providing IT systems and services. The principal competitors of our Information Solutions line of business are Cap Gemini Ernst & Young, Computer Sciences Corporation, International Business Machines Corporation Global Services (“IBM”) and Perot Systems Corporation. The principal competitors of our BPM line of business are First Data Corp., Automatic Data Processing, Inc., Affiliated Computer Services Inc., Convergys Corporation and Exult, Inc. Our E Solutions line of business competes with IBM, Cap Gemini Ernst & Young, Accenture, KPMG Consulting and the consulting businesses of PricewaterhouseCoopers and Deloitte & Touche, as well as a number of other emerging technology companies. The Internet services and solutions consulting markets are converging as companies move toward the formation of collaborative enterprises and Internet services providers increasingly enter the solutions consulting space, providing Web enablement and enterprise systems integration. Principal competitors of A.T. Kearney include McKinsey & Company, Bain & Company, Booz Allen & Hamilton, Boston Consulting Group and Accenture. The principal competitors of our PLM Solutions line of business include Parametric Technology Corporation, Dassault Systemes, Autodesk, Inc. and Matrix One, Inc. Product Lifecycle Management has become an important part of the supply chain, driving the need for integrated solutions from design through manufacturing and logistics. In addition, all five of our lines of business experience competition from numerous smaller, niche-oriented consulting and other firms, such as Sapient Corp., Digex, Incorporated, Deluxe Corp., FiServe, Inc., DiamondCluster, Inforte and Harte-Hanks, Inc.

Technology and its application within the business enterprise is in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. We believe to continue to compete effectively we must be able to develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis.

Employees

As of December 31, 2001, we employed approximately 143,000 persons in the United States and around the world. None of our U.S. employees are currently employed under an agreement with a collective bargaining unit, and we believe that our relations with employees are good. To maintain our technical expertise and responsiveness to evolving client needs, we provide our employees with extensive continuing education and training, as well as leadership and professional development programs.

Patents, Proprietary Rights and Licenses

We hold a number of patents and pending patent applications in the United States and other countries. Our policy generally is to pursue patent protection we consider necessary or advisable for the patentable inventions and technological improvements of our business. We also significantly rely on trade secrets, copyrights, technical expertise and know-how, continuing technological innovations and other means, such as confidentiality agreements with employees, consultants and clients, to protect and enhance our competitive position.

Some of our business areas are highly patent-intensive. Many of our competitors have obtained, and may obtain in the future, patents that cover or affect services or products directly or indirectly related to those we offer. We routinely receive communications from third parties asserting patent or other rights covering our products and services. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In general, if one or more of our products or services infringe patents held by others, we would be required to cease developing or marketing such products or services, obtain licenses from the holders of the patents, or redesign our products or services to avoid infringing the patent claims. There is no assurance that we would be able to take any of such remedial actions or, if we are able to do so, that the costs incurred would not be significant.

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

Services for General Motors

Approximately 14 percent of our total revenues in 2001 was attributable to GM and its affiliates. We are the primary provider of data processing and other information technology services for GM and certain of its affiliates worldwide, including integrated information systems for health and benefits, engineering systems support, office automation, and plant automation functions. The loss of GM as an ongoing major customer would have a material adverse effect on EDS.

Immediately prior to our split-off from GM in 1996, we entered into a new Master Service Agreement, or MSA, with GM that serves as a framework for the negotiation and operation of service agreements for certain “in-scope” IT services (as defined in the MSA) we provide to GM on a worldwide basis. These “in-scope” services accounted for approximately $2.6 billion of the $3.1 billion of our GM revenues in 2001. The remainder was attributable to goods and services provided outside the scope of the MSA.

The term of the MSA will continue until 2006 and may be extended by mutual agreement of the parties. In addition, the MSA may be terminated by GM if there occurs a “change of control” of EDS and certain other conditions are met (including a determination by GM’s Board of Directors that there is substantial uncertainty about EDS’ ability to perform its obligations under the MSA or any other significant threat to the business relationship between the parties). Reference is made to the MSA, a copy of which has been filed with the SEC, for a description of the other terms and conditions of that agreement, including certain market testing procedures to test the competitiveness of the services we provide thereunder.

ITEM 2.    PROPERTIES

As of December 31, 2001, we operated approximately 410 locations in 44 states and 200 cities in the United States and approximately 550 locations in 210 cities in 40 countries outside the United States. At such date, we owned approximately 7 million square feet of space and leased from third parties approximately 26 million square feet of space. Our global headquarters campus in Plano, Texas contains approximately 3.2 million square feet of office and data center space. Other than the 1.6 million square-foot EDS Centre building, which we lease for an initial term expiring in 2022 (which lease has certain fixed price purchase options we may exercise during and at the end of such initial term), we own all buildings and real estate comprising the Plano campus.

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

We believe that our facilities are suitable and adequate for our business. We periodically review our space requirements and consolidate and dispose of or sublet facilities we no longer require for our business and acquire new space to meet the needs of our business.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of our business. We do not believe that disposition of any current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to the executive officers of EDS as of February 28, 2002:

Richard H. Brown, 54, has been Chairman and Chief Executive Officer of EDS since January 1999. He was Chief Executive Officer of Cable & Wireless plc from July 1996 to December 1998 and President and Chief Executive Officer of Hamp;R Block, Inc., and Chairman of its CompuServe subsidiary, from May 1995 to July 1996. Mr. Brown was Vice Chairman of Ameritech Corporation from January 1993 to May 1995 and President of its Illinois Bell subsidiary from 1990 to 1993. He held various executive positions with United Telecommunications, Inc. from 1981 to 1990, most recently as Executive Vice President, and was with Ohio Bell from 1969 to 1981.

Paul J. Chiapparone, 62, has been Executive Vice President – Operations of EDS since November 2000 and prior to that time had served as an Executive Vice President since June 1996 and a Senior Vice President since April 1986. Mr. Chiapparone has oversight responsibility for our Information Solutions, BPM and PLM Solutions lines of business and CIO and CTO organizations as well as for our GM client on a global basis. He also has oversight responsibility for our eight Global Industry Groups. Mr. Chiapparone joined EDS in 1966 and has served in numerous management capacities.

James E. Daley, 60, has been Executive Vice President and Chief Financial Officer of EDS since March 1999. Mr. Daley has oversight responsibility for our controllership, treasury, internal audit, tax, global procurement, investor relations, administration, planning and productivity functions. Before joining EDS, he had been with Price Waterhouse, L.L.P. from 1963 to 1998, serving as its Co-Chairman – Operations from 1988 to 1995, Vice Chairman International from 1995 to 1996, Global ABS Leader of Financial Services Industry Practices from 1997 to 1998, and as a member of its Policy Board from 1984 to 1995, Management Committee from 1986 to 1996, World Board from 1988 to 1996 and World Firm Management Committee from 1988 to 1995.

Anthony Affuso, 55, has been President of EDS’ PLM Solutions line of business since its inception in September 2001. Prior to that time he had served as President and Chief Executive Officer of EDS’ UGS subsidiary from July 2000 to September 2001, Vice President and later Executive Vice President of Products and Operations of UGS from January 1998 to July 2000, and Vice President of Software Development and Marketing of UGS from March 1992 to December 1997.

Patricia Engels, 51, has been President of EDS’ BPM line of business since October 2001. Before joining EDS, she served as President and Chief Executive Officer – Directory Operations for SBC Communications in St. Louis from May 2000 to October 2001. Prior to that time, Ms. Engels served in several executive positions with Ameritech Corporation from 1995 to 2000, most recently as President – Consumer Services from November 1999 to May 2000, and in various capacities with United Airlines from 1981 to 1993, most recently as President and Chief Executive Officer – Mileage Plus, Inc.

Douglas L. Frederick, 52, has been President of EDS’ Information Solutions line of business since July 1999. Prior to joining EDS, he had served as Executive Vice President, Baan Customer Initiatives, of the Baan Company, a provider of enterprise business solutions, and Chairman and outside director of the Bain Company, a software technology company, from April 1997 to July 1999. Mr. Frederick was employed by The Boeing Company from 1979 to March 1997, holding senior executive IT positions commencing in 1990.

John McCain, 42, has been President of EDS’ E Solutions line of business since August 1999. He served as President of the E Solutions consulting group from May 1999 to July 1999. From December 1996 through April 1999, Mr. McCain was head of EDS’ CIO Services strategic business line, which delivered technology-based solutions, including Y2K services, around the world. He served as Vice President of EDS’ Consumer Products business unit from August 1994 through November 1996. Mr. McCain joined EDS in 1986 in its marketing development program.

Dietmar Ostermann, 39, has been Chief Executive Officer of A.T. Kearney, our high-value management consultancy subsidiary, since December 2000. He had been designated managing director of A.T. Kearney’s operations in Europe from May 2000 to December 2000, unit head for Central Europe from January 1999 to May 2000, managing director for Germany from July 1997 to January 1999, and practice leader of the firm’s North American automotive practice from 1996 to July 1997. Mr. Ostermann joined A.T. Kearney in 1989. He is a citizen of Germany.

Troy W. Todd, 73, has been Executive Vice President – Leadership and Change Management of EDS since April 1999, with responsibility for the company’s corporate communications, employee administration, executive compensation, and professional and technical development functions. Prior to joining EDS, he served in several senior management positions in the utilities and telecommunications industries, including Chief Executive Officer of Cable & Wireless Panama Telephone Company from June 1997 to March 1999, general manager and Chief Executive Officer of the Orlando Utilities Commission from 1992 to 1995 and President and Chief Executive Officer of United Telephone Company of Florida from 1982 to 1992.

Executive officers serve at the discretion of our Board of Directors.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “EDS.” The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Common Stock for the periods indicated.

Calendar Year	High	Low
2000
First Quarter	$76.00	$58.38
Second Quarter	73.25	38.67
Third Quarter	51.88	38.94
Fourth Quarter	60.00	39.44
2001
First Quarter	$67.40	$50.90
Second Quarter	66.35	51.94
Third Quarter	66.80	53.40
Fourth Quarter	72.35	55.20

The last reported sale price of the Common Stock on the NYSE on February 19, 2002 was $59.63 per share. As of that date, there were approximately 143,910 record holders of Common Stock.

EDS declared quarterly dividends on the Common Stock at the rate of $0.15 per share for each quarter of 2000 and 2001.

ITEM 6.    SELECTED FINANCIAL DATA
(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2001	2000	1999	1998	1997
Operating results
Revenues	$21,543	$19,227	$18,732	$17,243	$15,370
Cost of revenues	17,438	15,631	15,368	14,290	12,298
Selling, general and administrative	1,880	1,776	1,853	1,838	1,528
Acquired in-process R&D and other acquisition-related costs	144	24	–	–	–
Restructuring and other charges	(15)	(22)	1,038	48	330
Other income (expense)	103	(18)	185	67	(72)
Provision for income taxes	812	657	237	391	411
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	(24)	–	–	–	–

Net income	$1,363	$1,143	$421	$743	$731

Per share data
Basic earnings per share of common stock	$2.90	$2.45	$0.87	$1.51	$1.49
Diluted earnings per share of common stock	2.81	2.40	0.85	1.50	1.48
Cash dividends per share of common stock	0.60	0.60	0.60	0.60	0.60
Financial position
Current assets	$7,374	$6,159	$5,877	$5,633	$5,169
Property and equipment, net	3,082	2,474	2,460	2,708	2,869
Operating and other assets	5,897	4,059	4,185	3,185	3,136
Total assets	16,353	12,692	12,522	11,526	11,174
Current liabilities	4,367	4,310	4,996	3,657	3,258
Long-term debt, less current portion	4,692	2,585	2,216	1,184	1,791
Redeemable preferred stock of subsidiaries, minority interests and other long-term liabilities	644	529	508	406	341
Shareholders’ equity	6,446	5,139	4,535	5,916	5,309

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Electronic Data Systems Corporation, or EDS, is a global services company providing strategy, implementation and hosting services and solutions for clients managing the business and technology complexities of the digital economy. Our end-to-end portfolio of services integrates our five lines of business – Information Solutions, Business Process Management (“BPM”), E Solutions, A.T. Kearney and Product Lifecycle Management (“PLM”) Solutions – to help clients solve complex business issues and achieve results using technology. This discussion refers to EDS and its consolidated subsidiaries.

Forward-Looking Statements

The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, financing transactions, the impact of acquisitions, the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact of new contracts, backlog, the value of new contract signings, business pipeline and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; fluctuations in foreign currency rates; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures, including our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; and the cost of attracting and retaining highly skilled personnel. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Acquisitions

On July 2, 2001, we acquired the airline infrastructure outsourcing business and internal information technology (“IT”) infrastructure assets of Sabre Holdings Corporation (“Sabre”) for $676 million in cash. Sabre’s airline infrastructure outsourcing business includes contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition makes us the leading provider of global IT infrastructure services to the airline industry and expands our presence in strategic infrastructure outsourcing.

On July 3, 2001, we acquired a controlling interest in Systematics AG, a German IT services company. The shares acquired on that date, together with shares previously purchased in a public tender offer and the shares acquired under a forward contract in January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics was $533 million comprised of $399 million in cash and $134 million in EDS stock (2.1 million common shares). Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition doubles our presence in Germany, Europe’s largest IT services market, and deepens our penetration in key industry segments such as finance, government, insurance and telecommunications.

On August 31, 2001, we acquired all of the outstanding capital stock of Structural Dynamics Research Corporation (“SDRC”) for $840 million in cash, net of cash acquired. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, we acquired the 14% publicly held minority interest in our Unigraphics Solutions Inc. (“UGS”) subsidiary for $174 million in cash. We combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. PLM Solutions creates the manufacturing industry’s only single source for fully serviced product lifecycle management solutions.

In connection with the acquisitions of SDRC and the minority interest in UGS, we recorded a $144 million pre-tax charge comprised of acquired in-process research and development (“R&D”) totaling $86 million and other acquisition-related costs of $58 million associated primarily with certain UGS employee stock option transactions. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a weighted-average cost of capital (“WACC”) between 21% and 30% for the SDRC projects and between 27% and 39% for the UGS projects based upon an analysis of the WACC for publicly traded companies within the software industry, the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development. The remaining costs to complete the SDRC projects are anticipated to be approximately $51 million, and the projects will be released throughout 2002. The remaining costs to complete the UGS projects are anticipated to be approximately $47 million, and the projects will be released throughout 2002. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

On October 23, 2000, UGS acquired all of the outstanding stock of Engineering Animation, Inc. (“EAI”) for a purchase price of $178 million, net of cash acquired. EAI is a leader in Internet-enabled visual process management, collaboration, analysis and communication solutions for extended manufacturing enterprises. The cost of EAI was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values. Costs allocated to in-process R&D in the amount of $24 million were expensed upon acquisition. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a WACC between 24% and 33% based upon an analysis of the completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development. Management continues to believe that the original net cash flow projections for the development efforts are reasonable.

Results of Operations – Consolidated

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM (dollars in millions):

	2001		2000		1999
Revenues:
Base	$18,470	86%	$15,857	82%	$15,151	81%
GM	3,073	14%	3,370	18%	3,581	19%

Total	$21,543	100%	$19,227	100%	$18,732	100%

Total revenues increased $2.3 billion, or 12%, in 2001 to $21.5 billion when compared with $19.2 billion in 2000. Revenues from base clients increased $2.6 billion, or 16%, to $18.5 billion in 2001 primarily due to contracts signed in 2000 and 2001 with new and existing clients and revenues associated with acquisitions completed in 2001, partially offset by revenues associated with the divestiture of our Canadian-based hardware reseller unit in 2001. Excluding the impact of acquisitions and divestitures, base revenue increased 16% on a constant foreign currency basis. Revenues from GM decreased $297 million, or 9%, in 2001 primarily due to GM’s decision to tighten discretionary spending due to the current state of the worldwide economy and the automotive marketplace. We expect GM to continue to focus on reductions in discretionary spending in early 2002, and we estimate our revenues from GM will decline in the low double-digits in early 2002 on a constant foreign currency basis and may continue to decline at this rate subject to GM’s continued focus on discretionary spending. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during 2001, due primarily to the relative decline of the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues in 2001 increased 15% over 2000, resulting from an increase of 20% in revenues from base clients and a decline of 8% in revenues from GM. Other than GM, no one client accounted for more than 10% of our total revenues in 2001, 2000 or 1999.

Total revenues increased $495 million, or 3%, in 2000 to $19.2 billion when compared with $18.7 billion in 1999. Revenues from base clients increased $706 million, or 5%, to $15.9 billion in 2000 primarily due to new contract signings, as well as from the full-year revenues attributable to Systemhouse, which was acquired in April 1999. The increase in base revenues in

2000 was partially offset by decreases resulting from the divestiture during 1999 of certain business units and the discontinuation of certain contracts to align service offerings with our global lines of business to capture synergies and further leverage our delivery platforms. See “Restructuring activities and other charges” below. Revenues from GM decreased $211 million, or 6%, in 2000 primarily due to the renegotiation of our sector agreements with GM covering its North American operations and GMAC, which became effective January 1, 2000. The remainder of the decline was due primarily to foreign currency fluctuations. Revenues from both base and GM clients were negatively impacted in 2000 by foreign currency fluctuations, due primarily to the relative decline of both the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues in 2000 increased 6% over 1999, resulting from an increase of 8% in revenues from base clients and a decline of 4% in revenues from GM.

The following table displays revenues by geography (dollars in millions):

	2001		2000		1999
Revenues:
United States	$12,357	57%	$11,172	58%	$10,931	58%
United Kingdom	3,364	16%	2,387	12%	2,082	11%
All other	5,822	27%	5,668	30%	5,719	31%

Total	$21,543	100%	$19,227	100%	$18,732	100%

Costs and expenses.    Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 19.1% in 2001, compared with 18.7% in 2000 and 18.0% in 1999. The increase in our gross margin percentage in 2001 was primarily due to our ongoing companywide productivity initiatives. The increase in our gross margin percentage in 2000 was primarily the result of the cost saving initiatives we implemented during 1999. See “Restructuring activities and other charges” below. The increase in total gross margin in 2000 resulting from these initiatives was partially offset by a decrease in the gross margin on contracts with GM resulting primarily from the renegotiation of our sector agreements with GM covering its North American operations and GMAC, which became effective January 1, 2000.

As a percentage of revenues, selling, general and administrative (“SG&A”) expenses in 2001, 2000 and 1999 were 8.7%, 9.2% and 9.9%, respectively. The decrease in this percentage in 2001 was primarily due to our revenue growth, both organically and through acquisitions, and our continued productivity initiatives that have lead to efficiencies in our leveraged general and administrative processes. The decrease in SG&A expenses as a percentage of revenues in 2000 was primarily the result of the initiatives we implemented in 1999 designed to improve operating margins. Cost savings realized from these initiatives were partially offset by increased spending for sales, marketing and branding, Web-enabled employee training and development, improvements to certain of our internal systems, and other areas of strategic importance.

Restructuring activities and other charges.    The following table summarizes restructuring activities and other charges for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Restructuring activities	$–	$124	$1,068
Reversal of prior restructuring accruals	(15)	(146)	(30)

Total	$(15)	$(22)	$1,038

In the first quarter of 1999, we began the implementation of initiatives designed to reduce costs, streamline our organizational structure and exit certain operating activities. As a result of these initiatives, we recorded restructuring charges and related asset write-downs totaling $1,068 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provided for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted our early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout EDS in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $867 million, $146 million of which pertains to the expense associated with special termination benefits related to the early retirement offers (net of a curtailment gain), including amounts under the company’s defined benefit pension plan, and $51 million from changes to the vesting conditions for unvested restricted stock units and options. In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the write-down of certain assets to fair value. Charges associated with these actions include $94 million related to business exit and facilities consolidation costs, and asset write-downs of $107 million. The accrual for business exit activities and consolidation of facilities includes estimated costs of $15 million to terminate software license agreements, $40 million to terminate certain leases, $17 million to terminate certain customer contracts and $22 million for other costs. These costs are associated with the exit of certain operations, primarily within the Information Solutions line of business. Asset write-downs related to the restructuring activities consisted of $58 million to write-off software, goodwill and other intangibles, and $49 million for write-downs of computer-related equipment and other assets. Such asset write-downs predominantly related to businesses that we had decided to exit in each of our lines of business and were primarily determined based on the present value of anticipated future cash flows. During the year ended December 31, 1999, we reversed restructuring accruals totaling $30 million, $15 million of which was attributable to the initiatives begun in the first quarter of 1999, the remainder of which was attributable to the 1996 and 1997 restructuring initiatives as discussed below.

As a result of our ongoing evaluation of the results to date of the initiatives begun in 1999, we amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consisted primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, we recorded restructuring charges and asset write-downs totaling $124 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $146 million related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $22 million for 2000.

Amounts recorded for restructuring activities in the fourth quarter of 2000 provide for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88 million, $10 million of which pertained to changes in the vesting conditions for unvested restricted stock units and options. These initiatives also resulted in charges of $17 million resulting from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $19 million. The accrual for business exit activities and consolidation of facilities included estimated costs of $13 million to exit certain leases, $3 million to terminate certain customer contracts and $1 million for other costs. These costs are associated primarily with the BPM line of business. Asset write-downs related to the restructuring activities consisted primarily of write-downs of computer-related equipment and other assets. Such asset write-downs, which predominantly related to businesses that we had decided to exit in the Information Solutions line of business, were primarily determined based on the present value of anticipated future cash flows.

Through December 31, 2001, approximately 11,450 employees have left EDS through involuntary termination as a result of the 1999 and 2000 initiatives, and $519 million of termination benefits have been charged to the accrual. In addition, $80 million has been paid in connection with the exit activities described above. In the second quarter of 2001, our workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. Also, during the year ended December 31, 2001, we reversed restructuring accruals totaling $15 million related to these initiatives. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of December 31, 2001 with remaining reserves of $41 million comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these actions will be incurred primarily in 2002.

Restructuring actions contemplated under the 1996 and 1997 restructuring plans are essentially complete as of December 31, 2001 with remaining reserves of $3 million comprised primarily of future severance-related payments to terminated employees and accruals for other restructuring activities. Through December 31, 2001, these restructuring activities have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $284 million since the second quarter of 1996. During the year ended December 31, 1999, we reversed restructuring accruals of $15 million related to these initiatives.

Other income (expense).    The components of other income (expense) are presented below for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Interest income and other	$35	$191	$335
Interest expense	(247)	(209)	(150)
Reclassification of investment gain from equity	315	–	–

Total	$103	$(18)	$185

Interest income and other decreased $156 million in 2001 to $35 million due primarily to foreign currency transaction losses and an increase in minority interest expense in 2001, and the recognition of incremental pre-tax gains of $98 million resulting from the disposition of certain investments in 2000. Interest income and other decreased $144 million in 2000 to $191 million due primarily to the recognition of incremental pre-tax gains of $199 million in 1999 resulting from the disposition of certain investments. Interest expense increased $38 million in 2001 to $247 million, compared with $209 million in 2000 and $150 million in 1999 due to our additional borrowings. See “Liquidity and Capital Resources” below.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Upon the adoption of SFAS No. 133, we reclassified certain available-for-sale securities into the trading securities classification resulting in the recognition of an unrealized pre-tax gain of $315 million in our statement of income.

Income taxes.    The effective income tax rates in 2001, 2000 and 1999 were 36.9%, 36.5%, and 36.0%, respectively. The increase in our effective tax rate in 2001 and 2000 was due to acquired in-process R&D, which is not deductible in the computation of the provision for income taxes. We estimate our effective tax rate will be 34.0% in 2002 due to improvements in the tax structure of certain of our foreign businesses and the reduction in goodwill amortization expense associated with the new accounting standard for goodwill and intangible assets. See “New accounting standards” below.

Net income.    Net income (including all charges, gains and adjustments discussed above) increased to $1,363 million in 2001, compared with $1,143 million in 2000 and $421 million in 1999. Basic earnings per share increased to $2.90 per share in 2001, compared with $2.45 in 2000 and $0.87 in 1999. Diluted earnings per share increased to $2.81 per share in 2001, compared with $2.40 in 2000 and $0.85 in 1999.

The cumulative effect on prior years from the adoption of SFAS No. 133 was a reduction in net income of $24 million. Excluding this one-time item, the related $315 million pre-tax unrealized gain from the reclassification of certain available-for-sale securities, the $144 million pre-tax charge related to acquired in-process R&D and other acquisition-related costs, and the $15 million reversal of restructuring and other charges, net income for 2001 would have been $1,298 million and basic and diluted earnings per share would have been $2.76 and $2.68, respectively.

During 2000, we recorded a charge of $24 million related to acquired in-process R&D, a net reversal of $22 million associated with restructuring activities, and gains of $98 million resulting from the disposition of certain investments. Excluding these charges and gains, net income for 2000 would have been $1,091 million and basic and diluted earnings per share would have been $2.34 and $2.29, respectively.

During 1999, we recorded restructuring and other charges, net of the reversal of certain previously recorded accruals, of $1,038 million and recorded gains of $199 million resulting from the disposition of certain investments. Excluding these charges and gains, net income for 1999 would have been $958 million and basic and diluted earnings per share would have been $1.97 and $1.92, respectively.

The following table summarizes the adjustments discussed in the three preceding paragraphs for the years ended December 31, 2001, 2000 and 1999 (in millions, except per share amounts):

	2001	2000	1999
Revenues – as reported	$21,543	$19,227	$18,732

Costs and expenses – as reported	19,447	17,409	18,259
Adjusting items:
Acquired in-process R&D and other acquisition-related costs	(144)	(24)	–
Restructuring and other charges	15	22	(1,038)

Costs and expenses – pro forma	19,318	17,407	17,221

Operating income – pro forma	2,225	1,820	1,511

Other income (expense) – as reported	103	(18)	185
Adjusting items:
Reclassification of investment gain from equity	(315)	–	–
Gain on disposition of certain investments	–	(98)	(199)

Other income (expense) – pro forma	(212)	(116)	(14)

Income before income taxes and cumulative effect of a change in accounting principle – pro forma	2,013	1,704	1,497
Provision for income taxes – pro forma	715	613	539

Income before cumulative effect of a change in accounting principle – pro forma	1,298	1,091	958

Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	(24)	–	–
Adjusting item:
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	24	–	–

Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes – pro forma	–	–	–

Net income – pro forma	$1,298	$1,091	$958

Earnings per share – pro forma
Basic	$2.76	$2.34	$1.97

Diluted	$2.68	$2.29	$1.92

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

Results of Operations – Segments

We are organized on a global basis along the following five lines of business: Information Solutions, BPM, E Solutions, A.T. Kearney and PLM Solutions. Our E Solutions and A.T. Kearney lines of business constitute the “Consulting” reportable segment. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates for the Information Solutions, BPM and Consulting segments with differences between fixed and actual exchange rates being included in the “all other” category. The PLM Solutions segment reports revenues and operating income of non-U.S. operations using actual currency exchange rates. The “all other” category also includes corporate expenses.

Revenues.    The following table displays revenues by reportable segment. Certain reclassifications have been made to 2000 and 1999 segment revenues to reflect changes in our fixed currency exchange rates in 2001 (dollars in millions):

	2001		2000		1999
Revenues:
Information Solutions	$16,182	75%	$14,060	73%	$13,352	71%
BPM	3,008	14%	2,673	14%	2,646	14%
Consulting	2,403	11%	2,156	11%	1,828	10%
PLM Solutions	738	3%	524	3%	440	2%
All other	(788)	(3)%	(186)	(1)%	466	3%

Total	$21,543	100%	$19,227	100%	$18,732	100%

Revenues from our Information Solutions line of business increased $2.1 billion, or 15%, in 2001 to $16.2 billion. Excluding the impact of acquisitions and divestitures, revenues from Information Solutions increased 13% in 2001. This increase was primarily due to a systems management contract signed in 2001 with a client in the U.S. transportation industry and the ramp-up of certain contracts signed in 2000 with U.S. and U.K. government clients, partially offset by a decrease in revenues from GM. Base revenue growth for Information Solutions was 22% in 2001. Revenues from our BPM line of business increased $335 million, or 13%, in 2001 to $3.0 billion. This increase was primarily due to certain financial process management contracts signed in 2001 with clients in the U.S., U.K. and Asia Pacific, and a customer relationship management contract with a U.S. client. Revenues from our Consulting segment increased $247 million, or 11%, in 2001 to $2.4 billion. This increase was primarily due to growth in Europe and with our U.S. government clients in the E Solutions line of business, partially offset by declining revenues in our A.T. Kearney line of business due to a global slowdown in the demand for high-value management consulting services. Revenues from our PLM Solutions line of business increased $214 million, or 41%, in 2001 to $738 million. Excluding the impact of the SDRC acquisition, revenues from PLM Solutions increased 6% in 2001. The decrease in revenues in the “all other” category in 2001 was primarily due to the relative decline of the euro and the British pound against their respective fixed currency exchange rates.

Revenues from our Information Solutions line of business increased $708 million, or 5%, in 2000 to $14.1 billion. Excluding the impact of acquisitions and divestitures, revenues from Information Solutions increased 6% in 2000. This increase was primarily due to certain new contracts in the U.S. and Asia Pacific with clients in the telecommunications industry and our U.K. government clients, partially offset by a decrease in revenues from GM. Base revenue growth for Information Solutions was 9% in 2000. Revenues from our BPM line of business increased $27 million, or 1%, in 2000 to $2.7 billion. Excluding the impact of divestitures, revenues from BPM increased 7% in 2000. This increase was primarily due to various contracts signed in 2000 including clients in the U.S. financial services industry and the U.S. government. Revenues from our Consulting segment increased $328 million, or 18%, in 2000 to $2.2 billion. This increase was primarily due to growth in our U.S. clients in the E Solutions line of business. Revenues from our PLM Solutions line of business increased $84 million, or 19%, in 2000 to $524 million primarily due to an increase in software sales and consulting services, somewhat offset by a decrease in revenues from hardware sales. The decrease in revenues in the “all other” category in 2000 was primarily due to the relative decline of the euro and the British pound against their respective fixed currency exchange rates.

Operating income.    Management uses operating income, which consists of segment revenues less segment costs and expenses (before acquired in-process R&D and other acquisitions costs and restructuring and other charges) to measure segment profit or loss. The following table displays operating income by reportable segment. Certain reclassifications have been made to 2000 and 1999 segment operating income to reflect changes in our fixed currency exchange rates in 2001 (in millions):

	2001	2000	1999
Operating income (expense):
Information Solutions	$2,711	$2,528	$2,243
BPM	455	387	212
Consulting	277	221	150
PLM Solutions	101	80	55
All other	(1,319)	(1,396)	(1,149)

Total	$2,225	$1,820	$1,511

Operating income for Information Solutions increased $183 million in 2001 to $2.7 billion. The operating margin for Information Solutions decreased to 16.8% in 2001 from 18.0% in 2000 due primarily to the start-up of certain large percentage-of-completion contracts for which revenue was recognized on a zero or reduced profit basis during 2001. The decrease was somewhat offset by the divestiture of our Canadian-based hardware reseller unit in 2001. Operating income from BPM increased $68 million in 2001 to $455 million. The operating margin for BPM increased slightly to 15.1% in 2001 from 14.5% in 2000. Operating income for our Consulting segment increased $56 million in 2001 to $277 million. The operating margin for Consulting increased to 11.5% in 2001 from 10.3% in 2000. Operating income for PLM Solutions increased $21 million in 2001 to $101 million. The operating margin for PLM Solutions decreased to 13.7% in 2001 from 15.3% in 2000 due primarily to costs related to the integration of SDRC.

Operating income for Information Solutions increased $285 million in 2000 to $2.5 billion. The operating margin for Information Solutions increased to 18.0% in 2000 from 16.8% in 1999. Operating income from BPM increased $175 million in 2000 to $387 million. The operating margin for BPM increased to 14.5% in 2000 from 8.0% in 1999. Operating income for our Consulting segment increased $71 million in 2000 to $221 million. The operating margin for Consulting increased to 10.3% in 2000 from 8.2% in 1999. The increase in operating margins for the Information Solutions, BPM and Consulting lines of business were primarily due to the cost saving initiatives we implemented during 1999. Operating income for PLM Solutions increased $25 million in 2000 to $80 million. The operating margin for PLM Solutions increased to 15.3% in 2000 from 12.5% in 1999 due primarily to a decrease in lower margin hardware sales in favor of higher margin software sales and consulting services.

Financial Position

Assets.    Total assets increased to $16.4 billion at December 31, 2001, up from $12.7 billion at December 31, 2000. The increase in total assets is primarily comprised of a $2.0 billion increase in software, goodwill and other intangibles related to our 2001 acquisitions and a $814 million increase in unbilled revenue related to our percentage-of-completion contracts. At December 31, 2001, we held cash and cash equivalents of $521 million, had working capital of $3.0 billion and a current ratio of 1.7-to-1. This compares with cash and cash equivalents of $393 million, $1.8 billion in working capital, and a current ratio of 1.4-to-1 at December 31, 2000. In addition, our days sales outstanding at December 31, 2001 increased to 86 days compared with 84 days at December 31, 2000, primarily due to the increase in unbilled revenue somewhat offset by a decrease in outstanding trade receivables.

Liabilities and shareholders’ equity.    Total debt increased to $4.7 billion at December 31, 2001, from $2.8 billion at December 31, 2000. Total debt consists of notes payable, commercial paper and redeemable preferred stock of subsidiaries. This increase was primarily due to our $1.6 billion public offering of securities in June 2001 and our $762 million offering of zero-coupon convertible senior notes in October 2001, both described below, and was partially offset by the redemption of our redeemable preferred stock of subsidiaries. Proceeds from the securities and notes offerings were primarily used to fund our recent acquisitions.

The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) increased to 41.6% at December 31, 2001 compared with 34.5% at December 31, 2000. Credit rating agencies make various adjustments in computing our debt-to-capital and other key financial ratios. At December 31, 2001 and 2000, our long-term credit ratings were “A1” by Moody’s Investors Service, Inc., “A+” by Standard & Poor’s Ratings Services and “AA-” by Fitch.

In June 2001, we completed the public offering of 32.2 million units of a security, each with a stated price of $50 before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 2006, and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 2004 at a price ranging from $59.31 to $71.47 per share. The notes bear interest at a rate of 5.78% per year, which is expected to be reset on or after May 2004 and are contingently redeemable at that time. Contract adjustment payments are payable to the holders of purchase contracts at a fixed rate of 1.845% per year. The present value of the contract adjustment payments of $84 million and issuance costs of $40 million were accrued upon issuance and recorded as a reduction to additional paid-in capital. Net proceeds from the offering of $1.6 billion were used to fund acquisitions during 2001.

In October 2001, we completed the public offering of 1 million zero-coupon convertible senior notes due October 10, 2021. Each note was issued at a price of $779.41 and has a principal amount at maturity of $1,000. Holders may convert each note on or before the maturity date into 9.7294 shares of EDS common stock when the average per share sale price of EDS common stock is at least a specified percentage, beginning at 120% and declining 0.5% each year thereafter, above the accreted value of a note (original note proceeds plus interest earned to date) divided by 9.7294. The notes may also be converted if our debt rating falls below investment grade, we call the notes for redemption, make specified shareholder distributions or become party to a merger pursuant to which EDS common stock would be converted into cash, securities or other property. In lieu of delivering shares of common stock, we may elect to pay holders cash for their notes. The issue price per note represents a yield to maturity of 1.25% per year calculated from October 2001. Commencing with the six-month period beginning October 2004, the notes will accrue contingent interest if the average market price of the notes equals 120% or more of the accreted value of the note. The amount of contingent interest payable per note is equal to the greater of 0.125% of the market price of the note or the equivalent cash dividends paid per share of common stock during the related six-month period multiplied by the number of shares of common stock issuable upon conversion of a note. At any time on or after October 2004, we may redeem all or a portion of the notes for cash in an amount equal to the accreted value of the notes plus unpaid contingent interest, if any. Holders may require us to redeem their notes at the accreted value of the note for cash on October 10, 2003, or for any combination of cash or EDS common stock, at our option, on October 10, 2004, 2006, 2011 and 2016. Net proceeds from the offering of $762 million were used to repay outstanding indebtedness under our commercial paper and other short-term debt facilities which had been utilized to fund acquisitions during 2001.

Liquidity and Capital Resources

Net cash provided by operating activities increased $163 million in 2001 primarily due to an increase in net income. Net cash used in investing activities increased $2.3 billion in 2001 primarily due to payments related to acquisitions and capital expenditures related to technical infrastructure upgrades and certain new large client contracts, somewhat offset by proceeds from sales of investments and other assets and a decrease in payments for purchases of software. Free cash flow, measured as net cash provided by operating activities less net cash used in investing activities excluding those related to acquisitions, divestitures and marketable securities, was $197 million in 2001. Net cash provided by financing activities increased to $2.1 billion in 2001 compared with net cash used in financing activities of $352 million in 2000 primarily due to net proceeds from long-term debt in 2001, partially offset by a net decrease in borrowings with original maturities less than 90 days and the redemption of the preferred stock of a subsidiary.

Net cash provided by operating activities decreased $377 million in 2000 primarily due to changes in working capital items, partially offset by an increase in net income. Net cash used in investing activities decreased $493 million in 2000 primarily due to payments in 1999 related to the acquisition of Systemhouse, partially offset by reduced proceeds from investments and other assets and an increase in payments for purchases of software and other intangibles in 2000. Free cash flow was $330 million in 2000. Net cash used in financing activities decreased $224 million in 2000 primarily due to a decrease in the purchase of treasury stock and a net increase in borrowings with original maturities less than 90 days, partially offset by an increase in net payments on long-term debt.

Our principal source of liquidity is cash flow from operations. At December 31, 2001, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings. We do not rely on our commercial paper facilities as a principal source of liquidity. We generally utilize those facilities to manage short-term working capital fluctuations and to temporarily finance strategic transactions until that debt can be replaced by a longer-term facility. We believe it is unlikely that rating agencies would take any action that would materially impact the cost or our ability to issue commercial paper, or the cost or availability of committed lines of credit.

In connection with certain service contracts, we may arrange a client supported financing transaction (“CSFT”) with our client and an independent third-party financial institution or its designee or a securitization transaction where we sell certain financial assets resulting from the related service contract. The use of these transactions enables us to offer clients more favorable financing terms. These transactions also enable the preservation of our capital resources and allow us to avoid client credit risk relating to the repayment of the financed amounts.

Under CSFT arrangements, the independent third-party financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The use of a CSFT on a service contract results in lower contract revenue and expense to EDS over the contract term.

Under a securitization transaction, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust (“Trust”). At December 31, 2001, the Trust was capitalized with external borrowings of $139 million and our residual beneficial interest of $34 million. We have no effective control over the activities of the Trust, and it is legally isolated from EDS.

In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the likelihood of our failure to comply with any of these terms to be remote. With respect to CSFTs, even in the event of nonperformance under applicable contracts which would permit their termination, we would have no additional or incremental performance risk with respect to the ownership of the assets, because we would have owned or leased the same or substantially equivalent assets in order to fulfill our obligations under our service contracts. With respect to the securitization transaction, even in the event of termination due to our nonperformance, in which case we would have an obligation to acquire the underlying assets, we would have a legal claim against the client to recover the amount paid to acquire such assets.

Performance under our service contracts is generally measured by contract terms relating to project deadlines, IT system deliverables or level-of-effort measurements. We reduce the risk of contract termination due to nonperformance through the use of a defined risk identification, review and mitigation process. We believe we are in compliance with our performance obligations under all service contracts for which there is a related CSFT or securitization transaction.

Since January 1, 1995, we have signed new service contracts having a total contract revenue value of $135 billion over their terms. During this period, a total of $1.6 billion of assets have been purchased using the financing arrangements referred to above. At December 31, 2001, the estimated future asset purchases that can be financed under existing financing arrangements are $1.2 billion. The aggregate dollar value of assets purchased under these financing transactions during the years ended December 31, 2001, 2000 and 1999 were $564 million, $283 million and $78 million, respectively. The increase in these financing transactions during the years ended December 31, 2001 and 2000 is a result of the increase in large IT outsourcing contract signings during these years. As of December 31, 2001, there was outstanding an aggregate of $768 million under CSFTs yet to be paid by our clients. As of December 31, 2001, there were outstanding $139 million of financial assets securitized by EDS yet to be paid by our client. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.3 billion. We have sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since January 1, 1995 (in millions):

	Total	CSFT	Securitization
Financings arranged	$2,834	$2,127	$707
Estimated amounts not yet drawn	1,203	643	560

Total amount drawn	1,631	1,484	147
Amount repaid	724	716	8

Total outstanding at December 31, 2001	$907	$768	$139

In the normal course of business, we may provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event our nonperformance permits termination of the related contract by our client, which we believe is remote. We believe we are in compliance with the performance obligations under all service contracts for which there is a performance guarantee and the ultimate liability, if any, incurred in connection with these guarantees would not have a material adverse effect on our consolidated results of operations or financial position.

The following table summarizes the estimated expiration of financial guarantees outstanding as of December 31, 2001 (in millions):

		Estimated Expiration Per Period
	Total	2002	2003	2004	Thereafter
Performance guarantees:
CSFT transactions	$768	$239	$174	$163	$192
Securitization transactions	139	51	51	37	–
Standby letters of credit, surety bonds and other	268	139	13	15	101
Other guarantees	59	28	19	11	1

Total	$1,234	$457	$257	$226	$294

In order to obtain favorable pricing and commercial terms for services necessary for the ongoing operation of our business, we have signed long-term purchase agreements with certain software and telecommunications services providers. Under the terms of these agreements, we are contractually committed to purchase specified service minimums over the next 10 years. If we fail to purchase the contractual minimums we have an obligation to pay the service provider all or a portion of the shortfall. We believe these obligations will be met through the normal course of business.

The following tables summarize debt, lease and minimum purchase obligations outstanding as of December 31, 2001 (in millions):

		Commitment Per Period
	Total	2002	2003	2004	Thereafter
Long-term non-convertible debt maturities	$3,946	$36	$22	$2,251	$1,637
Operating lease payments	2,368	651	462	313	942
Minimum purchase obligations (1)	5,782	640	538	565	4,039

Total	$12,096	$1,327	$1,022	$3,129	$6,618

Zero-coupon convertible senior notes (2)	$782

(1)
Includes one agreement representing $294 million of the aggregate balance, which requires EDS to maintain an investment grade debt rating. In the unlikely event we were to become out of compliance with this requirement and a waiver is not granted, the remaining minimum purchase commitment would become due immediately. As of December 31, 2001, our debt ratings by Moody’s (A1), Standard & Poors (A+) and Fitch (AA-) were well within the investment grade scale.

(2)	Notes are due 2021, but are redeemable in whole or in part at the option of the holder for cash in 2003, or for any combination of cash or EDS common stock, at our option, in 2004, 2006, 2011 and 2016

We expect the principal use of funds for the foreseeable future will be for capital expenditures and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, software, land, buildings and facilities, as well as acquisitions and joint ventures.

We estimate projected gross capital expenditures during 2002, excluding acquisition and joint venture activities as well as proceeds from divestitures, will be approximately $1.6 billion. Total capital expenditures for 2002 will depend to a significant extent on the level of additional acquisition and joint venture activities, capital requirements for new business, and proceeds from divestitures. We anticipate that cash reserves, cash flows from operations and unused borrowing capacity under the existing lines of credit and client financing transactions will provide sufficient funds to meet our needs during 2002.

Market Risks

We are exposed to market risk from changes in interest rates, equity prices and foreign currency exchange rates. We enter into various hedging transactions to manage this risk. We do not hold or issue derivative financial instruments for trading purposes. A discussion of our accounting policies for financial instruments, and further disclosure relating to financial instruments, are included in the notes to the consolidated financial statements.

Interest rate risk.    Our earnings are affected by changes in short-term interest rates as a result of the issuance of short-term commercial paper and variable-rate notes. However, the effects of interest rate changes are reduced by our management of our debt portfolio between fixed- and variable-rate instruments as well as the utilization of interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position. During 2001, had short-term market interest rates averaged 10% more than in 2000, there would have been no material adverse impact on our results of operations or financial position.

Publicly traded equity price sensitivity.    Our financial position is affected by changes in publicly traded equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our publicly traded equity security investments. If the market price of our investments in publicly traded equity securities in 2002 were to fall by 10% below the level at the end of 2001, there would be no material adverse impact on our results of operations or financial position. During 2001, declines in the market price of our publicly traded equity securities did not have a material adverse impact on our results of operation or financial position.

Foreign exchange risk.    We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. The primary purpose of our foreign currency hedging activities is to protect against foreign currency exchange risk from intercompany financing and trading transactions. We enter into foreign currency forward contracts with durations of generally less than 30 days to hedge such transactions. We have not entered into foreign currency forward contracts for speculative or trading purposes.

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2002 than in 2001, there would be no material adverse impact on our results of operations or financial position. During 2001, had foreign currency rates averaged 10% more than in 2000, there would have been no material adverse impact on our results of operations or financial position.

Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term service contracts, impairments and estimation of useful lives of long-term assets, income tax recognition of deferred tax items and accruals for loss contracts and contingencies. Our policy and related procedures for revenue recognition on long-term service contracts are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

Revenue recognition.    We provide services under time-and-material, unit-price, or fixed-price contracts which generally extend up to 10 years. Under time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed. Such method is expected to result in reasonably consistent profit margins over the contract term. For certain unit-price and fixed-price contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as unbilled or deferred revenue.

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract’s percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. This methodology is primarily used at the inception of our largest outsourcing contracts where the amount of profit to be recognized on a contract over its term is not yet determinable. Our estimates of revenues and expenses on client contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. For client contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a change in accounting estimate in the period the revisions are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

We adopted the provisions of SFAS No. 141 effective July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill that was acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized through December 31, 2001.

Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill and certain intangible assets as of the date of adoption. The transitional impairment test for these intangible assets will be completed by March 31, 2002. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill and these certain intangibles, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income. We have determined net income per share as adjusted to exclude amortization expense, net of tax effects, on goodwill and intangible assets which are no longer being amortized would increase by approximately $0.30 and $0.27 per share for 2001 and 2000, respectively. We are currently evaluating the impact of the transitional impairment requirements of this Standard on our results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the requirements and impact of this Standard, but its adoption is not expected to have a material impact on our results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the requirements of this Standard, but the impact of its adoption, if any, is not expected to have a material impact on our results of operations and financial position.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2001 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP
Dallas, Texas
February 1, 2002

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues	$21,543	$19,227	$18,732

Costs and expenses
Cost of revenues	17,438	15,631	15,368
Selling, general and administrative	1,880	1,776	1,853
Acquired in-process R&D and other acquisition-related costs	144	24	–
Restructuring and other charges	(15)	(22)	1,038

Total costs and expenses	19,447	17,409	18,259

Operating income	2,096	1,818	473
Other income (expense)
Interest expense and other, net	(212)	(18)	185
Reclassification of investment gain from equity	315	–	–

Total other income (expense)	103	(18)	185
Income before income taxes and cumulative effect of a change in accounting principle	2,199	1,800	658
Provision for income taxes	812	657	237

Income before cumulative effect of a change in accounting principle	1,387	1,143	421
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	(24)	–	–

Net income	$1,363	$1,143	$421

Basic earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$2.95	$2.45	$0.87
Cumulative effect on prior years of a change in accounting for derivatives	(0.05)	–	–

Net income	$2.90	$2.45	$0.87

Diluted earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$2.86	$2.40	$0.85
Cumulative effect on prior years of a change in accounting for derivatives	(0.05)	–	–

Net income	$2.81	$2.40	$0.85

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$521	$393
Marketable securities	318	300
Accounts receivable and unbilled revenue, net	5,642	4,756
Prepaids and other	893	710

Total current assets	7,374	6,159
Property and equipment, net	3,082	2,474
Investments and other assets	911	1,028
Software, goodwill and other intangibles, net	4,986	3,031

Total assets	$16,353	$12,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,623	$3,633
Deferred revenue	488	552
Income taxes	220	112
Current portion of long-term debt	36	13

Total current liabilities	4,367	4,310

Deferred income taxes	204	129

Long-term debt, less current portion	4,692	2,585

Redeemable preferred stock of subsidiaries, minority interests and other long-term liabilities	644	529

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	–	–
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,593,044 shares issued at December 31, 2001; 493,435,404 shares issued at December 31, 2000	5	5
Additional paid-in capital	962	949
Retained earnings	7,122	6,042
Accumulated other comprehensive income	(560)	(238)
Treasury stock, at cost, 18,277,672 and 28,136,801 shares at December 31, 2001 and 2000, respectively	(1,083)	(1,619)

Total shareholders’ equity	6,446	5,139

Total liabilities and shareholders’ equity	$16,353	$12,692

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in millions)

	Common Stock					Treasury Stock
	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Shares Held	Amount	Shareholders’ Equity
Balance at December 31, 1998	493	$5	$958	$5,050	$(96)	–	$–	$5,917

Comprehensive income:
Net income	–	–	–	421	–	–	–	421
Currency translation adjustment	–	–	–	–	(163)	–	–	(163)
Unrealized gains on securities, net of tax effect of $147, and reclassification adjustment	–	–	–	–	186	–	–	186
Change in minimum pension liability, net of tax effect of $4	–	–	–	–	(7)	–	–	(7)

Total comprehensive income								437
Dividends declared	–	–	–	(292)	–	–	–	(292)
Stock award transactions	–	–	14	–	–	(8)	294	308
Purchase of treasury shares	–	–	–	–	–	35	(1,836)	(1,836)

Balance at December 31, 1999	493	5	972	5,179	(80)	27	(1,542)	4,534

Comprehensive income:
Net income	–	–	–	1,143	–	–	–	1,143
Currency translation adjustment	–	–	–	–	(96)	–	–	(96)
Unrealized losses on securities, net of tax effect of $14, and reclassification adjustment	–	–	–	–	(24)	–	–	(24)
Change in minimum pension liability, net of tax effect of $21	–	–	–	–	(38)	–	–	(38)

Total comprehensive income								985
Dividends declared	–	–	–	(280)	–	–	–	(280)
Stock award transactions	–	–	(23)	–	–	(4)	255	232
Purchase of treasury shares	–	–	–	–	–	5	(332)	(332)

Balance at December 31, 2000	493	5	949	6,042	(238)	28	(1,619)	5,139

Comprehensive income:
Net income	–	–	–	1,363	–	–	–	1,363
Currency translation adjustment	–	–	–	–	(98)	–	–	(98)
Unrealized losses on securities, net of tax effect of $1, and reclassification adjustment	–	–	–	–	(239)	–	–	(239)
Change in minimum pension liability, net of tax effect of $8	–	–	–	–	15	–	–	15

Total comprehensive income								1,041
Dividends declared	–	–	–	(283)	–	–	–	(283)
Issuance of stock purchase contracts (Notes 7 and 12)	–	–	(118)	–	–	–	–	(118)
Stock issued for acquisition (Notes 8 and 16)	3	–	134	–	–	1	(85)	49
Stock award transactions	–	–	(3)	–	–	(11)	621	618

Balance at December 31, 2001	496	$5	$962	$7,122	$(560)	18	$(1,083)	$6,446

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities
Net income	$1,363	$1,143	$421

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,482	1,431	1,436
Deferred compensation	98	101	113
Asset write-downs, including acquired in-process R&D	91	43	129
Other	(340)	(187)	(229)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable and unbilled revenue	(882)	(386)	(185)
Prepaids and other	202	(87)	90
Accounts payable and accrued liabilities	(481)	(305)	368
Deferred revenue	(138)	(156)	162
Income taxes	327	(38)	(369)

Total adjustments	359	416	1,515

Net cash provided by operating activities	1,722	1,559	1,936

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	58	241	279
Proceeds from investments and other assets	237	79	545
Proceeds from divestitures	26	11	66
Payments for purchases of property and equipment	(1,285)	(768)	(685)
Payments for investments and other assets	(201)	(74)	(76)
Payments related to acquisitions, net of cash acquired	(2,089)	(202)	(1,722)
Payments for purchases of software and other intangibles	(294)	(601)	(260)
Payments for purchases of marketable securities	(58)	(68)	(47)
Other	18	135	160

Net cash used in investing activities	(3,588)	(1,247)	(1,740)

Cash Flows from Financing Activities
Proceeds from long-term debt	3,211	367	1,688
Payments on long-term debt	(425)	(501)	(386)
Net increase (decrease) in borrowings with original maturities less than 90 days	(700)	295	109
Payments for redeemable stock of subsidiary	(163)	–	–
Purchase of treasury stock	–	(332)	(1,836)
Employee stock transactions	417	97	141
Dividends paid	(283)	(280)	(292)
Other	7	2	–

Net cash provided by (used in) financing activities	2,064	(352)	(576)

Effect of exchange rate changes on cash and cash equivalents	(70)	(73)	(135)

Net increase (decrease) in cash and cash equivalents	128	(113)	(515)
Cash and cash equivalents at beginning of year	393	506	1,021

Cash and cash equivalents at end of year	$521	$393	$506

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of traditional information technology (“IT”) outsourcing, business process outsourcing, solutions consulting, management consulting, and product lifecycle management software and services. Services include the management of computers, networks, information systems, information processing facilities, business operations and related personnel. As used herein, the terms “EDS” and the “Company” refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of EDS and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company’s investments in companies which it does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Basic earnings per share of common stock:
Weighted-average common shares outstanding	470	466	486
Effect of dilutive securities (Note 10):
Restricted stock units	5	5	6
Stock options	9	5	6

Diluted earnings per share:
Weighted-average common and common equivalent shares outstanding	484	476	498

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 9 million, 11 million and 2 million shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, and debt and related forward purchase contracts convertible into 33 million shares of common stock for the year ended December 31, 2001.

Marketable Securities

Marketable securities at December 31, 2001 and 2000 consist of government and agency obligations, corporate debt, and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of comprehensive income in shareholders’ equity until realized. Any decline in the fair value of an available-for-sale security below its cost deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements. The ranges of estimated useful lives are as follows:

Years
Buildings	20-50
Facilities	5-20
Computer equipment	3-5
Other equipment and furniture	3-7

Software, Goodwill and Other Intangibles

Purchased software or licensed software not subject to a subscription agreement and utilized in designing, installing and operating business information and communications systems is capitalized and amortized on a straight-line basis over two to five years. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Purchased software and development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Estimated useful lives of software products to be sold, leased or otherwise marketed range from three to seven years. Software development costs incurred to meet the Company’s internal needs are capitalized and amortized on a straight-line basis over three to five years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are expensed ratably over the subscription term.

The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets other than purchased software are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or third-party appraisals. Such lives range from one to 10 years. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. Goodwill relating to acquisitions consummated prior to July 1, 2001 is amortized on a straight-line basis over its estimated useful life. Useful life is determined based on the individual characteristics of the acquired entity and ranges from five to 40 years. A significant portion of the Company’s outstanding goodwill balance is being amortized over 10 to 25 years. Goodwill relating to acquisitions consummated on or after July 1, 2001 is not amortized (see Note 16).

The Company periodically evaluates the carrying amounts of goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company’s projection of the undiscounted future operating cash flows of the acquired operation over the remaining useful lives of the related goodwill. To the extent such projections indicate future undiscounted cash flows are not sufficient to recover the carrying amounts of related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to future undiscounted cash flows.

Sales of Financial Assets

The Company accounts for the sale of financial assets when control over the financial asset is relinquished. The Company sold $188 million of financial assets, primarily lease receivables, during 2001. In one of these transactions, the Company sold lease receivables to a legally isolated securitization trust. A residual beneficial interest, representing the Company’s right to receive certain monthly residual cash flows from the securitization trust, has been retained by the Company and is recorded as a current asset at its fair value of $34 million at December 31, 2001. None of these transactions resulted in any significant gain or loss, or servicing asset or servicing liability.

Revenue Recognition

The Company provides services under time-and-material, unit-price and fixed-price contracts, which generally extend up to 10 years. Under time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed. For other unit-price and fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. The effect of changes to total estimated contract costs is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

The Company’s software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, consulting and training. The aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to its fair value, with the residual of the arrangement fee allocated to the delivered elements. Fair values are based upon vendor-specific objective evidence. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: (a) a written contract for the license of software has been executed, (b) the Company has delivered the product to the customer, (c) the license fee is fixed or determinable, and (d) collectibility of the resulting receivable is deemed probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the support period. Fees allocated to other services are recognized as revenue as the service is performed.

Deferred revenue of $488 million and $552 million at December 31, 2001 and 2000, respectively, represents billings in excess of amounts earned on certain contracts. Unbilled revenue of $1,845 million and $1,031 million at December 31, 2001 and 2000, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. Of the $1,845 million unbilled revenue balance outstanding at December 31, 2001, all but $35 million is expected to be billed in 2002. A specific client’s aggregate unbilled revenue balance may not decrease when future billings are rendered because additional costs and related profits in excess of billings may also be incurred in the future in accordance with the contractual agreements.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income, but are reflected in the comprehensive income component of shareholders’ equity. Cumulative currency translation adjustment losses included in shareholders’ equity were $528 million, $430 million and $334 million at December 31, 2001, 2000 and 1999, respectively. Net currency transaction losses, net of income taxes, are included in determining net income and were $19 million, $7 million and $14 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

Accounting Change

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $37 million ($24 million after-tax). In accordance with the transitional provisions of SFAS No. 133, the Company elected to reclassify certain available-for-sale securities into the trading securities classification. This reclassification resulted in a pre-tax gain of $315 million and a decrease to accumulated other comprehensive income of $205 million, net of taxes.

Prior to the adoption of SFAS No. 133, gains and losses on hedges of marketable equity securities were deferred and reported as a component of accumulated other comprehensive income.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards for the recognition of certain identifiable intangible assets, separate from goodwill, for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill acquired in purchase business combinations completed after June 30, 2001 is not amortized, but is evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized through December 31, 2001. Approximately $1.5 billion of the $1.7 billion assigned to goodwill during 2001 is not being amortized because it relates to acquisitions completed subsequent to June 30, 2001 (see Note 16).

Derivative Financial Instruments

The Company uses derivative instruments to manage exposures to foreign currency, securities price and interest rate risks. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Risk

The Company has significant international sales and purchase transactions in foreign currencies. The Company hedges forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire generally within 30 days. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings.

Securities Price Risk

From time to time, the Company uses derivative instruments to eliminate or reduce market price risk associated with strategic equity investments. Securities selected for hedging are determined after considering market conditions, up-front hedging costs and other relevant factors. Once established, hedges are generally not removed until maturity.

Interest Rate Risk

The Company enters into interest rate swap agreements that convert fixed rate instruments to variable rate instruments to manage interest rate costs. During 2001, the critical terms of each interest rate swap and the underlying debt were the same. As a result, no gains or losses relating to the changes in fair value of the interest rate swap were recognized in earnings.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2001 and 1999, reclassifications from accumulated other comprehensive income to net income of net gains recognized on security transactions, including the reclassification of certain available-for-sale securities into the trading securities classification, were $226 million and $74 million, net of the related tax expense of $122 million and $42 million, respectively.

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

Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s significant financial instruments at December 31, 2001 and 2000 (in millions):

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Current marketable securities (Note 2)	$318	$318	$300	$300
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 4)	59	59	177	175
Long-term debt (Note 7)	(4,728)	(4,938)	(2,598)	(2,682)
Redeemable preferred stock of subsidiaries (Note 8)	–	–	175	175
Foreign currency forward contracts, net liability (Note 12)	(13)	(13)	(43)	(43)
Interest rate swap agreements, net (liability) asset (Note 12)	(19)	(19)	28	28

Current marketable securities are carried at their estimated fair value based on current market quotes. The fair values of certain long-term investments are estimated based on quoted market prices for these or similar investments. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The fair value of long-term debt and redeemable preferred stock of subsidiaries, including related interest rate swap agreements, is estimated based on the quoted market prices for the same or similar issues or based on the current rates offered to the Company for instruments with similar terms, degree of risk and remaining maturities. The fair value of foreign currency forward contracts is the estimated amount to settle the contracts using current market exchange rates. The carrying values of other financial instruments, such as cash equivalents, accounts and notes receivable, and accounts payable, approximate their fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Concentration of Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients forming the Company’s client base and their dispersion across different industries and geographic areas. Accounts receivable are shown net of allowances of $107 million and $133 million at December 31, 2001 and 2000, respectively.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

Stock-Based Compensation

The Company recognizes compensation cost associated with stock-based awards over the vesting period of the award. The compensation cost represents the difference between the quoted market price of the stock at the date of grant and the purchase or exercise price of the award.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews its long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. For assets which the Company intends to hold and use, impairment is determined by a comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets which the Company intends to dispose of are carried at the lower of then current carrying value or fair value, less costs to sell.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

NOTE 2:    MARKETABLE SECURITIES

Trading securities at December 31, 2001 and 2000 had carrying amounts of $84 million and $62 million, respectively. Changes in net unrealized holding gains (losses) on trading securities included in earnings were not material for the years ended December 31, 2001, 2000 and 1999.

The following is a summary of current available-for-sale marketable securities at December 31, 2001 and 2000 (in millions):

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$114	$3	$–	$117
Other debt securities	55	1	–	56

Total debt securities	169	4	–	173
Equity securities	67	1	(7)	61

Total current available-for-sale securities	$236	$5	$(7)	$234

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$114	$–	$(1)	$113
Other debt securities	60	–	–	60

Total debt securities	174	–	(1)	173
Equity securities	78	1	(14)	65

Total current available-for-sale securities	$252	$1	$(15)	$238

At December 31, 2000, non-current available-for-sale marketable securities with carrying amounts of $109 million, including unrealized gains of $94 million, are classified as Investments and Other Assets (see Note 4).

The amortized cost and estimated fair value of current available-for-sale debt securities at December 31, 2001, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$52	$53
Due after one year through five years	117	120

Total debt securities	$169	$173

The following table summarizes sales of available-for-sale securities for the years ended December 31, 2001, 2000 and 1999 (in millions) excluding the delivery of certain investments during 2001 in settlement of the Company’s obligation under a forward sale agreement (see Note 12). Specific identification was used to determine cost in computing realized gain or loss.

	2001	2000	1999
Proceeds from sales	$58	$241	$279
Gross realized gains	1	22	91
Gross realized losses	–	(9)	–

NOTE 3:    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2001 and 2000 (in millions):

	2001	2000
Land	$115	$131
Buildings and facilities	1,627	1,260
Computer equipment	5,298	4,846
Other equipment and furniture	627	552

Subtotal	7,667	6,789
Less accumulated depreciation	(4,585)	(4,315)

Total	$3,082	$2,474

NOTE 4:    INVESTMENTS AND OTHER ASSETS

The following is a summary of investments and other assets at December 31, 2001 and 2000 (in millions):

	2001	2000
Lease contracts receivable (net of principal and interest on non-recourse debt)	$143	$317
Estimated residual values of leased assets (not guaranteed)	40	236
Unearned income, including deferred investment tax credits	(71)	(199)

Total investment in leveraged leases (excluding deferred taxes of $53 and $304 at December 31, 2001 and 2000, respectively)	112	354
Investments in securities, joint ventures and partnerships	311	227
Deferred pension costs	234	210
Other	254	237

Total	$911	$1,028

Financing leases financed with non-recourse borrowings at lease inception are accounted for as leveraged leases. The Company has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases. The Company’s share of rent receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. A portion of the Company’s leveraged lease portfolio is concentrated within the airline industry. The Company historically has not experienced credit losses from these transactions, and the portfolios are diversified among unrelated lessees.

In order to reduce the residual value risk in certain leveraged lease investments, the Company contributed during 2001 certain leveraged lease investments with a carrying value of $228 million to a partnership in exchange for an equity interest in the partnership. The carrying value of the Company’s partnership interest was $227 million at December 31, 2001, and it is accounted for under the equity method.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $252 million and $50 million at December 31, 2001 and 2000, respectively. A decline in the market value of any investment deemed to be other than temporary is charged to earnings.

NOTE 5:    SOFTWARE, GOODWILL AND OTHER INTANGIBLES

The following is a summary of software, goodwill and other intangibles at December 31, 2001 and 2000 (in millions):

	2001	2000
Software	$1,348	$1,250
Goodwill	4,372	2,713
Other intangibles	883	494

Subtotal	6,603	4,457
Less accumulated amortization	(1,617)	(1,426)

Total	$4,986	$3,031

NOTE 6:    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities at December 31, 2001 and 2000 (in millions):

	2001	2000
Accounts payable	$462	$407
Accrued liabilities relating to:
Contracts	843	835
Payroll	1,318	1,139
Restructuring activities	44	145
Property, sales and franchise taxes	198	137
Other	758	970

Total	$3,623	$3,633

NOTE 7:    LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2001 and 2000 (in millions):

	2001		2000
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Commercial paper	$140	1.97%	$404	6.56%
Notes payable, fixed rates, due dates ranging from 2002 to 2029, net of discounts	4,546	5.64%	2,140	7.10%
Other	42		54

Total	4,728		2,598
Less current portion of long-term debt	(36)		(13)

Long-term debt	$4,692		$2,585

Commercial paper is classified as non-current debt, as it is intended to be maintained on a long-term basis, with ongoing credit availability provided by the Company’s revolving, committed lines of credit. The Company maintains a credit agreement with a syndicate of banks which provides for $1.25 billion of committed lines of credit, of which $625 million expires in 2002, with the option to convert any outstanding amounts under these lines into term loans maturing in 2004. The remaining $625 million expires in 2004. No amounts were outstanding under the lines of credit at December 31, 2001. The Company pays annual commitment fees of 0.05% to 0.075% on the unused portion of the lines of credit.

In October 2001, the Company completed the public offering of 1 million zero-coupon convertible senior notes due October 10, 2021. Each note was issued at a price of $779.41 and has a principal amount at maturity of $1,000. Holders may convert each note on or before the maturity date into 9.7294 shares of the Company’s common stock when the average per share sale price of the Company’s common stock is at least a specified percentage, beginning at 120% and declining 0.5% each year thereafter, above the accreted value of a note (original note proceeds plus interest earned to date) divided by 9.7294. The notes may also be converted if the Company’s debt rating falls below investment grade, the Company calls the notes for redemption, makes specified shareholder distributions or becomes party to a merger pursuant to which EDS common stock would be converted into cash, securities or other property. In lieu of delivering shares of common stock, the Company may elect to pay holders cash for their notes. The issue price per note represents a yield to maturity of 1.25% per year calculated from October 2001. Commencing with the six-month period beginning October 2004, the notes will accrue contingent interest if the average market price of the notes equals 120% or more of the accreted value of the note. The amount of contingent interest payable per note is equal to the greater of 0.125% of the market price of the note or the equivalent cash dividends per share of common stock paid by the Company during the related six-month period multiplied by the number of shares of common stock issuable upon conversion of a note. At any time on or after October 2004, the Company may redeem all or a portion of the notes for cash in an amount equal to the accreted value of the notes plus unpaid contingent interest, if any. Holders may require the Company to redeem their notes at the accreted value of the note for cash on October 10, 2003, or at the accreted value of the note, plus unpaid contingent interest, for any combination of cash or EDS common stock, at the Company’s option, on October 10, 2004, 2006, 2011 and 2016. Net proceeds from the offering of $762 million were used to repay outstanding indebtedness under the Company’s commercial paper and other short-term debt facilities which had been utilized to fund acquisitions during 2001.

In June 2001, the Company completed the public offering of 32.2 million units of a security, each with a stated price of $50 before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 2006, and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 2004 at a price ranging from $59.31 to $71.47 per share. The notes bear interest at a rate of 5.78% per year, which is expected to be reset on or after May 2004 and are contingently redeemable at that time. Contract adjustment payments are payable to the holders of purchase contracts at a fixed rate of 1.845% per year. The present value of the contract adjustment payments of $84 million and issuance costs of $40 million were accrued upon issuance and recorded as a reduction to additional paid-in capital. Net proceeds from the offering of $1.6 billion were used to fund acquisitions during 2001.

During 1999, the Company completed the public offering of debt instruments in the principal amount of $1.5 billion. These notes include $500 million that bear interest at the rate of 6.85% and mature in 2004, $700 million that bear interest at the rate of 7.125% and mature in 2009, and $300 million that bear interest at the rate of 7.45% and mature in 2029. Such notes were issued to fund the repurchase of 27 million shares of the Company’s common stock. (See Note 12 for a discussion of related interest rate swap agreements.)

Expected maturities of long-term debt for years subsequent to December 31, 2001 are as follows (in millions):

2002	$36
2003	22
2004	2,251
2005	551
2006	9
Thereafter	1,077

Total	$3,946

Zero-coupon convertible senior notes due 2021 but redeemable in whole or in part at the option of the holder in 2003, 2004, 2006, 2011 and 2016	$782

The Company’s credit facilities and the indenture governing its long-term notes contain certain financial and other covenants, including the maintenance of a minimum net worth and restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. In the unlikely event that the Company becomes out of compliance with certain of these covenants and a covenant waiver is not granted by the holder of the note, the entire unpaid balance of the related note may become immediately due. As of December 31, 2001, the Company was in compliance with all of these covenants.

NOTE 8:    REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES, MINORITY INTERESTS AND OTHER LONG-TERM LIABILITIES

At December 31, 2000, a consolidated subsidiary of the Company had redeemable preferred stock outstanding of $175 million. The Company redeemed all of the preferred stock outstanding during 2001.

In September 2001, the Company acquired the 14% publicly held minority interest in its Unigraphics Solutions Inc. (“UGS”) subsidiary for approximately $174 million in cash (see Note 16).

The Company acquired a controlling interest in Systematics AG in July 2001 (see Note 16). The shares acquired in July, together with shares previously purchased in a public tender offer and the shares the Company has under a forward contract to acquire in January 2002, represent approximately 98% of the outstanding Systematics shares. The remaining minority interest liability at December 31, 2001 related to the unpaid acquisition price is $158 million. The Company paid $150 million of this liability in January 2002 with cash of $65 million and 1.3 million EDS shares, all of which were held in escrow at December 31, 2001. Cash for the remaining $8 million liability is being held in escrow subject to verification of the seller’s representations and warranties.

NOTE 9:    INCOME TAXES

The provision for income tax expense is summarized as follows for the years ended December 31, 2001, 2000 and 1999 (in millions):

	U.S.Federal	Non-U.S.	State	Total
2001
Current	$135	$182	$18	$335
Deferred	404	40	33	477

Total	$539	$222	$51	$812

2000
Current	$426	$168	$40	$634
Deferred	6	15	2	23

Total	$432	$183	$42	$657

1999
Current	$457	$249	$21	$727
Deferred	(299)	(167)	(24)	(490)

Total	$158	$82	$(3)	$237

Income before income taxes and cumulative effect of a change in accounting principle included the following components for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
U.S. income	$1,597	$1,378	$635
Non-U.S. income	602	422	23

Total	$2,199	$1,800	$658

A reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to the actual income tax expense follows for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Statutory federal income tax	$770	$630	$230
State income tax, net	33	27	15
Acquired in-process research and development	30	9	–
Non-deductible goodwill	39	31	33
Research and experimentation credits	(53)	(43)	(37)
Other	(7)	3	(4)

Total	$812	$657	$237

Effective income tax rate	36.9%	36.5%	36.0%

The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows as of December 31, 2001 and 2000 (in millions):

	2001		2000
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$7	$369	$14	$408
Accrual accounting differences	189	538	289	294
Employee benefit plans	31	47	62	53
Depreciation/amortization differences	118	233	168	163
Net operating loss and tax credit carryforwards	252	–	217	–
Employee-related compensation	278	–	221	–
Marketable security differences	29	–	6	130
Other	295	268	317	236

Subtotal	1,199	1,455	1,294	1,284
Less valuation allowance	(115)	–	(83)	–

Total deferred taxes	$1,084	$1,455	$1,211	$1,284

The net changes in the valuation allowance shown in the table above for the years ended December 31, 2001 and 2000 were an increase of $32 million and a decrease of $14 million, respectively. Certain of the Company’s net operating loss carryforwards expire over various periods through 2012, and others are unlimited. A majority of the carryforwards with definite expiration periods are included in the valuation allowance. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly.

NOTE 10:    STOCK PURCHASE AND INCENTIVE PLANS

Compensation cost charged against income in connection with stock incentive plans was $98 million, $101 million and $113 million for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards are as follows for the years ended December 31, 2001, 2000 and 1999 (in millions, except per share amounts):

	2001	2000	1999
Net income
As reported	$1,363	$1,143	$421
Pro forma	$1,242	$1,066	$376
Earnings per share of common stock:
Basic
As reported	$2.90	$2.45	$0.87
Pro forma	$2.64	$2.29	$0.77
Diluted
As reported	$2.81	$2.40	$0.85
Pro forma	$2.56	$2.24	$0.76

The weighted-average fair value of options granted was $23.09, $19.00 and $17.98 for 2001, 2000 and 1999, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: dividend yields of 1.0%, 1.2% and 1.2%; expected volatility of 38.6%, 39.8% and 30.1%; risk-free interest rate of 4.8%, 6.3% and 5.3%; and expected lives of 5.7 years, 3.9 years and 6.1 years.

EDS Stock Purchase Plan

The EDS Stock Purchase Plan, as administered by the Company, enables Company employees to purchase up to 57.5 million shares of EDS common stock at 85% of the quoted market price through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year. Shares of EDS common stock purchased under the EDS Stock Purchase Plan may not be sold or transferred within two years of the date of purchase unless they are first offered to EDS at the lesser of the original purchase price or the fair market value on the date of sale. The number of shares available for future sale under the EDS Stock Purchase Plan was 50.3 million shares at December 31, 2001.

PerformanceShare and EDS Global Share Plans

The PerformanceShare and EDS Global Share Plans permit the granting of stock-based awards in the form of stock options to eligible employees. The PerformanceShare Plan, initially authorized to issue up to 20.0 million shares of EDS common stock, was amended during 2000 to reduce the number of shares authorized to be issued to 16.1 million shares. The EDS Global Share Plan was authorized to issue up to 27.0 million shares of EDS common stock. The maximum number of shares for which future options may be granted under the provisions of the PerformanceShare and EDS Global Share Plans was 55.9 thousand and 17.6 million shares, respectively, at December 31, 2001.

Incentive Plan

The Incentive Plan is authorized to issue up to 94.5 million shares of EDS common stock. The Incentive Plan permits the granting of stock-based awards in the form of restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees, officers and non-employee directors. The exercise price for stock options granted to date has been equal to the quoted market price on the date of the grant. The maximum number of shares for which additional shares, rights or options may be granted or sold under the provisions of the Incentive Plan was 28.0 million shares at December 31, 2001.

During the years ended December 31, 2001, 2000 and 1999, 0.3 million, 0.1 million and 0.9 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of five to 10 years. The weighted-average fair value of the restricted stock units granted was $58.42, $45.13 and $55.77 for the years ended December 31, 2001, 2000 and 1999, respectively. The quoted market price of EDS common stock as of the date of grant is charged to operations over the vesting period. The total unvested number of units outstanding at December 31, 2001 was 7.8 million.

During the years ended December 31, 2000 and 1999, in connection with the restructuring activities described in Note 18, the Company recognized compensation expense totaling $10 million and $51 million, respectively, resulting from changes to vesting conditions for unvested restricted stock units and options pursuant to the Company’s officer retention plan. The plan provides for cash benefits and accelerated vesting of restricted stock units and options in the event of termination of employment without cause and other benefits in the event the officer remains employed at the end of the retention period.

During the years ended December 31, 2001, 2000 and 1999, non-employee directors were granted a total of 1,651, 2,650 and 3,452 restricted shares, respectively, of EDS common stock that vest over a three-year period. The quoted market price of EDS common stock on the date of grant is charged to expense over the vesting period for these shares.

Transition Incentive Plan

The Transition Incentive Plan is authorized to issue up to 3.7 million shares of EDS common stock. The Transition Incentive Plan permits the granting of stock-based awards in the form of stock options to eligible employees. The exercise price for stock options, 3.2 million of which were issued to Structural Dynamics Research Corporation (“SDRC”) and UGS employees who transitioned to EDS incentive plans during 2001, has been equal to the quoted market price on the date of the grant. The maximum number of shares for which additional options may be granted under the provisions of the Transition Incentive Plan was 0.5 million shares at December 31, 2001.

Executive Deferral Plan

The EDS Executive Deferral Plan (the “Deferral Plan”) is a defined contribution plan established for members of senior management, which allows participants to contribute a percentage of their compensation to a savings plan and defer income taxes until the time of distribution. The Deferral Plan is a non-qualified plan for U. S. federal income tax purposes and as such, the assets of the Deferral Plan are part of the Company’s general assets. The Company makes matching contributions on a portion of amounts deferred by Deferral Plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The quoted market price of EDS common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The quoted market price of EDS common stock on the date of discretionary contributions is charged to operations over the vesting period. During the years ended December 31, 2001 and 2000, employer contributions to the plan were 0.6 million and 59.4 thousand shares, respectively, with a weighted-average fair value of $62.59 and $57.75, respectively. The Deferral Plan is authorized to issue up to 8.2 million shares of EDS common stock, of which 6.5 million is available for issuance at December 31, 2001.

A summary of the Company’s stock options activity under the PerformanceShare, EDS Global Share, Incentive and Transition Incentive Plans during the years ended December 31, 2001, 2000 and 1999, is presented below (shares in millions):

	2001		2000		1999
Fixed Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	51.2	$47	37.3	$43	32.7	$41
Granted	17.2	$58	20.1	$53	11.3	$51
Exercised	(8.1)	$43	(0.9)	$41	(1.9)	$38
Forfeited	(3.2)	$50	(5.3)	$47	(4.8)	$43

Outstanding at end of year	57.1	$51	51.2	$47	37.3	$43

Exercisable	15.1	$46	9.1	$42	5.9	$39

A summary of options outstanding by exercise price range at December 31, 2001 is presented below (shares in millions):

	Shares Outstanding			Shares Exercisable
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Period	Shares	Weighted- Average Exercise Price
$35 to $46	25.7	$41	7 years	11.6	$43
$47 to $58	19.8	$55	8 years	2.0	$50
$59 to $69	11.6	$65	8 years	1.5	$67

Total	57.1			15.1

NOTE 11:    SEGMENT INFORMATION

The Company is organized on a global basis along the following five lines of business: Information Solutions, Business Process Management, E Solutions, A.T. Kearney and Product Lifecycle Management (“PLM”) Solutions. Information Solutions encompasses traditional IT outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E Solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e–business services, strategic information technology, organization and operations consulting, as well as executive search services. PLM Solutions helps clients optimize their product lifecycle management process by digitally producing and sharing product planning, design, manufacturing and distribution information via local networks and the Internet.

The PLM Solutions line of business, launched during the three months ended September 30, 2001, is comprised of our SDRC and UGS subsidiaries. The Company acquired SDRC on August 31, 2001, and completed the acquisition of the 14% minority interest in UGS that had been held by the public on September 28, 2001. The results of UGS had previously been reported in the “all other” category.

The Company uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other charges and acquired in-process R&D and other acquisition-related costs), to measure segment profit or loss. Revenues and operating income from the E Solutions and A.T. Kearney lines of business constitute the “Consulting” reportable segment. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates for the Information Solutions, Business Process Management and Consulting segments with differences between fixed and actual exchange rates being included in the “all other” category. Certain reclassifications have been made to 2000 and 1999 financial information to reflect changes in fixed currency exchange rates in 2001. The PLM Solutions segment reports revenues and operating income of non-U.S. operations using actual currency exchange rates. The “all other” category also includes corporate expenses.

The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001
	Revenues	Operating Income (Expense)	Total Assets
Information Solutions	$16,182	$2,711	$10,771
Business Process Management	3,008	455	1,680
Consulting	2,403	277	1,498
PLM Solutions	738	101	1,578
All other	(788)	(1,319)	826

Total	$21,543	$2,225	$16,353

	2000
	Revenues	Operating Income (Expense)	Total Assets
Information Solutions	$14,060	$2,528	$7,734
Business Process Management	2,673	387	1,591
Consulting	2,156	221	1,561
PLM Solutions	524	80	412
All other	(186)	(1,396)	1,394

Total	$19,227	$1,820	$12,692

	1999
	Revenues	Operating Income (Expense)	Total Assets
Information Solutions	$13,352	$2,243	$7,126
Business Process Management	2,646	212	1,662
Consulting	1,828	150	1,510
PLM Solutions	440	55	244
All other	466	(1,149)	1,980

Total	$18,732	$1,511	$12,522

The following is a summary of depreciation and amortization included in the calculation of operating income above for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Information Solutions	$1,079	$953	$839
Business Process Management	107	114	134
Consulting	76	75	86
PLM Solutions	67	34	34
All other	153	255	343

Total	$1,482	$1,431	$1,436

The following presents information about the Company’s operations in different geographic regions as of and for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001		2000		1999
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$12,357	$1,989	$11,172	$1,562	$10,931	$1,499
United Kingdom	3,364	344	2,387	302	2,082	298
All other	5,822	749	5,668	610	5,719	663

Total	$21,543	$3,082	$19,227	$2,474	$18,732	$2,460

Revenues and long-lived assets of non-U.S. operations are measured using fixed currency exchange rates except for those of PLM Solutions which are measured using actual currency exchange rates. Differences between fixed and actual exchange rates are included in the “all other” category.

For the years ended December 31, 2001, 2000 and 1999, revenues from contracts with GM and its affiliates totaled $3.1 billion, $3.4 billion and $3.6 billion, respectively. Revenues from contracts with GM were reported in each of the Company’s reportable segments. Accounts receivable from GM and its affiliates totaled $453 million, $478 million and $585 million as of December 31, 2001, 2000 and 1999, respectively.

NOTE 12:    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company makes investments, receives revenues and incurs expenses in many countries and has exposure to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used by the Company for the purpose of hedging against these risks by creating offsetting market positions. The Company also invests in start-up companies to gain access to technology and marketplaces in which the Company intends to grow its business. The Company’s ability to sell these investments may be constrained by market or other factors.

The notional amounts of derivative contracts, summarized below as part of the description of the instruments utilized, do not necessarily represent the amounts exchanged by the parties and thus are not necessarily a measure of the exposure of the Company resulting from its use of derivatives. The amounts exchanged by the parties are normally calculated on the basis of the notional amounts and the other terms of the derivatives.

Interest Risk Management

At December 31, 2001 and 2000, in connection with its long-term notes payable discussed in Note 7, the Company had interest rate swap fair value hedges outstanding in the notional amount of $1 billion and $500 million, respectively. Under the swaps, the Company receives fixed rates of 6.850% to 7.125% and pays floating rates tied to the London Interbank Offering Rate. The weighted-average floating rate was 4.05% at December 31, 2001.

Foreign Exchange Risk Management

The Company uses derivative financial instruments, particularly foreign exchange forward contracts, to hedge transactions denominated in different currencies on a continuing basis. The purpose of the Company’s hedging activities is to reduce the level of exposure to exchange rate movements, most significantly in Canada, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. At December 31, 2001 and 2000, the Company had forward exchange contracts maturing predominantly in the following year to purchase various foreign currencies in the amount of $747 million and $370 million, respectively, and to sell various foreign currencies in the amount of $2.2 billion and $1.8 billion, respectively.

Other Risk Management Activities

During 2001, the Company initiated a program to manage the future stock issuance requirements of the stock incentive plans described in Note 10 by utilizing equity investment contracts for EDS common stock. At December 31, 2001, the Company owned equity contracts to purchase 539,000 shares of EDS common stock at a weighted-average price of $70.14. The Company also had put obligations covering 821,000 shares of EDS common stock at a weighted-average price of $70.73. All of these instruments expire in 2002. These contracts permit cash or net share settlement at the Company’s option. Proceeds received from the issuance of equity instruments and amounts paid upon purchase of equity instruments are recorded as a component of shareholders’ equity.

In January 2000, EDS entered into a five-year forward sale of an investment in an e-commerce solutions company. The forward sale agreement monetized the Company’s position and established the difference between the Company’s basis in the stock and the sales price on the date of the forward sale transaction as the minimum amount of appreciation that would be realized upon sale. The Company received $310 million in net proceeds as a result of entering into the forward sale and recognized this amount as debt. During 2001, the Company settled its obligation under the forward sale and retired the related debt by delivering its ownership interest in the e-commerce solutions company to the counterparty.

NOTE 13:    RETIREMENT PLANS

The Company has several qualified and non-qualified pension plans (the “Plans”) covering substantially all its employees. The majority of the Plans are non-contributory. In general, employees become fully vested upon attaining five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company’s U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes.

The following tables provide a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets during 2001 and 2000, and a statement of the funded status as of December 31, 2001 and 2000 (in millions):

	2001	2000
Reconciliation of Benefit Obligation
Obligation at January 1	$3,538	$3,200
Service cost	283	251
Interest cost	263	232
Plan amendments	(35)	(12)
Actuarial (gain) loss	(98)	192
Foreign currency exchange rate changes	(53)	(106)
Benefit payments	(94)	(258)
Curtailments and special termination benefits	10	8
Other	129	31

Obligation at December 31	$3,943	$3,538

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at January 1	$3,849	$3,224
Actual return on plan assets	(421)	752
Foreign currency exchange rate changes	(46)	(98)
Employer contributions	176	199
Benefit payments	(94)	(258)
Other	121	30

Fair value of plan assets at December 31	$3,585	$3,849

Funded Status
Funded status at December 31	$(358)	$311
Unrecognized transition obligation	13	15
Unrecognized prior-service cost	(296)	(313)
Unrecognized net actuarial (gain) loss	598	(88)

Net amount recognized (as described below)	$(43)	$(75)

The following table provides the amounts recognized in the balance sheets for pension benefits as of December 31, 2001 and 2000 (in millions):

	2001	2000
Prepaid benefit cost	$209	$182
Accrued benefit liability	(325)	(355)
Intangible asset	25	28
Accumulated other comprehensive income	48	70

Net amount recognized	$(43)	$(75)

The Company has certain pension plans, primarily international plans, with accumulated benefit obligations in excess of plan assets. The accumulated benefit obligations for these plans were $284 million and $305 million at December 31, 2001 and 2000, respectively. Total plan assets for these plans were $22 million and $25 million at December 31, 2001 and 2000, respectively.

The following table provides the components of net periodic pension cost recognized in earnings for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Service cost	$283	$251	$256
Interest cost	263	232	183
Expected return on plan assets	(382)	(320)	(252)
Amortization of transition obligation	1	1	1
Amortization of prior-service cost	(31)	(30)	(33)
Amortization of net actuarial loss	8	1	16

Net periodic benefit cost	142	135	171
Curtailment loss (gain)	10	8	(29)
Settlement loss	–	–	18

Net periodic benefit cost after curtailments and settlements	$152	$143	$160

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

In connection with its 1999 restructuring (see Note 18), the Company recognized a charge of $175 million for special termination benefits for employees who accepted early retirement or were involuntarily terminated. The Company recorded a curtailment gain of $29 million in connection with this restructuring.

At December 31, 2001 and 2000, the Plans’ assets consisted primarily of equity and fixed-income securities and U.S. government obligations. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. Effective January 1, 2000, the Company allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan (the “401k Plan”). During each of the years ended December 31, 2001 and 2000, the Company contributed $8 million to the 401k Plan related to these elections. This amount is not included in net periodic pension cost shown in the table above.

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Discount rate	6.7%	7.2%	7.0%
Rate of increase in compensation levels	4.3%	5.2%	5.2%
Long-term rate of return on assets	9.7%	9.9%	9.9%

In addition to the plans described above, the 401k Plan provides a long-term savings program for participants. The 401k Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The 401k Plan also provides for employer-matching contributions, initially in the form of EDS common stock, which participants may elect to transfer to another investment option within the EDS 401k Plan after two years from the date the contribution was made. During the years ended December 31, 2001, 2000 and 1999, employer-matching contributions totaled $35 million, $37 million and $34 million, respectively.

NOTE 14:    COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases included in costs and charged to expenses were $1.9 billion, $1.6 billion and $1.4 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

Commitments for rental payments under non-cancelable operating leases are: 2002-$651 million, 2003-$462 million, 2004-$313 million, 2005-$204 million, 2006-$159 million and thereafter-$579 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2002-$640 million; 2003-$538 million; 2004-$565 million; 2005-$587 million; 2006-$625 million and thereafter-$2.8 billion. Amounts paid under these agreements were $561 million, $461 million and $192 million during the years ended December 31, 2001, 2000 and 1999, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors all or a portion of the shortfall. The Company believes that it will meet these obligations through the normal course of business. One such agreement representing $294 million of the aggregate balance contains a requirement that the Company maintain an investment grade debt rating. In the unlikely event that the Company were to become out of compliance with this requirement and a waiver is not granted, the maturity of the remaining minimum purchase commitment may accelerate and become due immediately. As of December 31, 2001, the Company was in compliance with this requirement.

NOTE 15:    CONTINGENCIES

There are various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. The amount of liability on claims and pending actions at December 31, 2001 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

In connection with certain service contracts, the Company may arrange a client supported financing transaction (“CSFT”) with our client and an independent third-party financial institution or its designee or a securitization transaction where we sell certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under the securitization transaction, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust (“Trust”). At December 31, 2001, the Trust was capitalized by external borrowings of $139 million and the Company’s residual beneficial interest of $34 million. The Company has no effective control over the activities of the Trust and it is legally isolated from EDS.

In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances does the Company have an ultimate obligation to acquire the underlying assets unless nonperformance under the service contract would permit its termination, or the Company fails to comply with certain customary terms under the financing agreements, including, for example, covenants the Company has undertaken regarding the use of the assets for their intended purpose. The Company considers the likelihood of its failure to comply with any of these terms to be remote. With respect to CSFTs, even in the event of nonperformance under applicable contracts which would permit their termination, the Company would have no additional or incremental performance risk with respect to the ownership of the assets, because it would have owned or leased the same or substantially equivalent assets in order to fulfill its obligations under its service contracts. With respect to the securitization transaction, even in the event of termination due to the Company’s nonperformance, in which case the Company would have an obligation to acquire the underlying assets, the Company would have a legal claim against the client to recover the amount paid to acquire such assets. Performance under the Company’s service contracts is generally measured by contract terms relating to project deadlines, IT system deliverables or level-of-effort measurements.

Since the Company first used these financing transactions in 1995, a total of $1.6 billion of assets have been purchased using these arrangements. The aggregate dollar values of assets purchased under these financing transactions during the years ended December 31, 2001, 2000 and 1999 were $564 million, $283 million and $78 million, respectively. As of December 31, 2001, there was outstanding an aggregate of $768 million under CSFTs yet to be paid by the Company’s clients. As of December 31, 2001, there was outstanding $139 million of financial assets securitized by the Company yet to be paid by the client. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT or securitization financing transaction, and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the

Company’s client, which the Company believes is remote. At December 31, 2001, the Company had $268 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $59 million of other financial guarantees outstanding at December 31, 2001 relating to indebtedness of others.

The Company is exposed to market risk on investments it holds in trust on behalf of one of its clients. These investments, which consist primarily of corporate and government bonds with maturities less than 90 days, had a market value of $112 million and $213 million at December 31, 2001 and 2000, respectively.

NOTE 16:    ACQUISITIONS

On July 2, 2001, the Company acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation (“Sabre”) for $676 million in cash. Sabre’s airline infrastructure outsourcing business includes contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition makes the Company the leading provider of global IT infrastructure services to the airline industry and expands the Company’s presence in strategic infrastructure outsourcing.

On July 3, 2001, the Company acquired a controlling interest in Systematics AG, a German IT services company. The shares acquired on that date, together with shares previously purchased in a public tender offer and the shares acquired under a forward contract in January 2002, represent approximately 98% of the outstanding Systematics shares (see Note 8). The aggregate purchase price for Systematics was $533 million comprised of $399 million in cash and $134 million in EDS common stock (2.1 million shares). Systematics provides customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition doubles the Company’s presence in Germany, Europe’s largest IT services market, and deepens its penetration in key industry segments such as finance, government, insurance and telecommunications.

On August 31, 2001, the Company acquired all of the outstanding capital stock of SDRC for $840 million in cash, net of cash acquired. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, the Company acquired the 14% publicly held minority interest in its consolidated UGS subsidiary for $174 million in cash. The Company combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. The formation of PLM Solutions creates the manufacturing industry’s only single source for fully serviced product lifecycle management solutions.

In connection with the acquisitions of SDRC and the minority interest in UGS, the Company recorded a $144 million pre-tax charge comprised of acquired in-process research and development totaling $86 million and other acquisition-related costs of $58 million associated primarily with certain UGS employee stock option transactions. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if the development is not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The value of the in-process research and development was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a weighted-average cost of capital (“WACC”) between 21% and 30% for the SDRC projects and between 27% and 39% for the UGS projects based upon an analysis of the WACC for publicly traded companies within the software industry, the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development. The remaining costs to complete the SDRC projects are anticipated to be approximately $51 million and projects will be released throughout 2002. The remaining costs to complete the UGS projects are anticipated to be approximately $47 million and the projects will be released throughout 2002. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired.

The purchase prices of the Sabre, Systematics, SDRC and UGS acquisitions were allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and third-party appraisals. Such values are subject to change pending receipt of one final appraisal report and additional information regarding liabilities assumed on the acquisition dates. The excess purchase price over the fair value of net assets acquired was allocated to goodwill in the Information Solutions and PLM Solutions segments in the amounts of $864 million and $817 million, respectively. Approximately $250 million of the goodwill is expected to be deductible for income tax purposes. Approximately $1.5 billion of the $1.7 billion assigned to goodwill during 2001 was not amortized under the provisions of SFAS No. 142 (see Note 1).

The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the aforementioned acquisitions (dollars in millions; life in years):

	Amount	Intangibles Weighted- Average Useful Life
Working capital	$(141)
Fixed assets	211
Intangibles:
Customer accounts	247	12.0
Tradename	8	1.0
Software	131	3.9
Acquired in-process research and development	86
Goodwill	1,681

Purchase price paid, net of cash acquired	$2,223

The following table is prepared on a pro forma basis for the years ended December 31, 2001 and 2000 as though the businesses, including the UGS minority interest, had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as amortization of intangibles and interest expense. The pro forma amounts exclude the charge for acquired in-process research and development and other acquisition-related costs, and amortization expense related to goodwill resulting from acquisitions completed subsequent to June 30, 2001 (unaudited; in millions except per share amounts):

	2001	2000
Revenues	$22,527	$20,943
Income before cumulative effect of a change in accounting principle	1,469	1,060
Net income	1,445	1,060
Basic earnings per share of common stock	3.07	2.27
Diluted earnings per share of common stock	2.98	2.23

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

On October 23, 2000, the Company acquired all of the outstanding stock of Engineering Animation, Inc. (“EAI”) for $178 million in cash, net of cash acquired, in a transaction accounted for as a purchase. The purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and a third-party appraisal. The excess of the purchase price over the fair value of net tangible assets acquired and in-process research and development was $126 million and is being amortized over periods of three to seven years. Costs allocated to in-process research and development in the amount of $24 million were expensed in 2000. The in-process research and development relates to the value of certain Internet-enabled visual process-management, collaboration and communication technology under development at the time of acquisition. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a WACC between 24% and 33% based upon an analysis of the WACC for publicly traded companies within the software industry, the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development.

On April 22, 1999, the Company acquired Systemhouse for $1.6 billion in cash in a transaction accounted for as a purchase. The purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and a third-party appraisal. The excess purchase price over the fair value of net tangible assets acquired was $1.5 billion and is being amortized over periods ranging from five to 25 years.

The following is prepared on a pro forma basis and shows certain of the Company’s operating results for the year ended December 31, 1999 as though Systemhouse had been acquired as of January 1, 1999, after including the estimated impact of adjustments such as amortization of goodwill and other intangible assets, interest expense, elimination of certain MCI WorldCom intercompany charges and related tax effects (unaudited): Revenues – $19.1 billion; net income – $381 million; basic earnings per share – $0.78; diluted earnings per share – $0.77. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies achieved from combining the operations.

The consolidated financial statements include the operations of Sabre, SDRC, Systematics, EAI and Systemhouse since the respective dates of each acquisition. The Company made various other acquisitions during the years ended December 31, 2001, 2000 and 1999, none of which had a material effect on the Company’s financial position or results of operations during the periods presented.

NOTE 17:    SUPPLEMENTARY FINANCIAL INFORMATION

The following summarizes supplemental financial information for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Interest income and other	$35	$191	$335
Interest expense	(247)	(209)	(150)

Interest expense and other, net	$(212)	$(18)	$185

Depreciation of property and equipment	$948	$815	$892
Amortization	534	616	544
Cash paid for:
Income taxes, net of refunds	393	606	585
Interest	189	199	123

NOTE 18:    RESTRUCTURING ACTIVITIES AND OTHER CHARGES

The following table summarizes restructuring activities and other charges for the years ended December 31, 2001, 2000 and 1999 (in millions):

	2001	2000	1999
Restructuring activities	$–	$124	$1,068
Reversal of prior restructuring accruals	(15)	(146)	(30)

Total	$(15)	$(22)	$1,038

The following table summarizes activity in the restructuring accruals for the years ended December 31, 2001, 2000 and 1999 (in millions):

	Employee Separations	Exit Costs	Asset Impairments	Total
Balance at December 31, 1998	$22	$11	$–	$33
1999 Activity	867	94	107	1,068
Amounts utilized (1)	(487)	(44)	(107)	(638)

Balance at December 31, 1999	402	61	–	463
2000 activity	88	17	19	124
Amounts utilized (1)	(371)	(52)	(19)	(442)

Balance at December 31, 2000	119	26	–	145
Amounts utilized (1)	(88)	(13)	–	(101)

Balance at December 31, 2001	$31	$13	$–	$44

(1)
Amounts utilized in 1999, 2000 and 2001 include cash payments of $300 million, $268 million and $46 million and noncash utilization of $338 million, $174 million and $55 million, respectively. Noncash utilization includes asset impairments, reversal of residual restructuring accruals, early retirement offers included under the Company’s defined benefit pension plan and changes to the vesting conditions of unvested restricted stock units and options.

In the first quarter of 1999, the Company began the implementation of initiatives designed to reduce costs, streamline its organizational structure and exit certain operating activities. As a result of these initiatives, the Company recorded restructuring charges and related asset writedowns totaling $1,068 million for the year ended December 31, 1999. Amounts recorded for restructuring activities during 1999 provided for planned workforce reductions of approximately 15,300 employees, consisting of approximately 3,200 employees who accepted the Company’s early retirement offer and the involuntary termination of approximately 12,100 individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination and early retirement offer charges amounted to $867 million, $146 million of which pertained to the expense associated with special termination benefits related to the early retirement offers (net of a curtailment gain), including amounts under the Company’s defined benefit pension plan (see Note 13), and $51 million from changes to the vesting conditions for unvested restricted stock units and options (see Note 10). In addition, these initiatives resulted in the exit of certain business activities, the consolidation of facilities and the writedown of certain assets to fair value. Charges associated with these actions include $94 million related to business exit and facilities consolidation costs, and asset writedowns of $107 million. The accrual for business exit activities and consolidation of facilities included estimated costs of $15 million to terminate software license agreements, $40 million to terminate certain leases, $17 million to terminate certain customer contracts and $22 million for other costs. These costs are associated with the exit of certain operations, primarily within the Information Solutions line of business. Asset writedowns related to the restructuring activities consisted of $58 million to write-off software, goodwill and other intangibles, and $49 million for writedowns of computer-related equipment and other assets. Such asset writedowns predominantly related to businesses that the Company had decided to exit in each of its lines of business and were primarily determined based on the present value of anticipated future cash flows. During the year ended December 31, 1999, the Company reversed restructuring accruals totaling $30 million, $15 million of which was attributable to the initiatives begun in the first quarter of 1999, the remainder of which was attributable to the 1996 and 1997 restructuring initiatives as discussed below.

As a result of the Company’s ongoing evaluation of the results to date of the initiatives begun in 1999, the Company amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consisted primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, the Company recorded restructuring charges and asset writedowns totaling $124 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $146 million related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $22 million for 2000.

Amounts recorded for restructuring activities in the fourth quarter of 2000 provided for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88 million, $10 million of which pertained to changes in the vesting conditions for unvested restricted stock units and options (see Note 10). These initiatives also resulted in charges of $17 million resulting from the exit of certain business activities and the consolidation of facilities, and asset writedowns of $19 million. The accrual for business exit activities and consolidation of facilities included estimated costs of $13 million to exit certain leases, $3 million to terminate certain customer contracts and $1 million for other costs. These costs were associated primarily with the Business Process Management line of business. Asset writedowns related to the restructuring activities consisted primarily of writedowns of computer-related equipment and other assets. Such asset writedowns, which predominantly related to businesses that the Company had decided to exit in the Information Solutions line of business, were primarily determined based on the present value of anticipated future cash flows.

Through December 31, 2001, approximately 11,450 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $519 million of termination benefits have been charged to the accrual. In addition, $80 million has been paid in connection with the exit activities described above. In the second quarter of 2001, the Company’s workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. Also, during the year ended December 31, 2001, the Company reversed restructuring accruals totaling $15 million related to these initiatives. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of December 31, 2001 with remaining reserves of $41 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred primarily in 2002.

Restructuring actions contemplated under the 1996 and 1997 restructuring plans are essentially complete as of December 31, 2001 with remaining reserves of $3 million comprised primarily of future severance-related payments to terminated employees and accruals for other restructuring activities. Through December 31, 2001, these restructuring activities have resulted in approximately 4,750 employees involuntarily terminated and approximately 1,750 employees accepting early retirement offers. The restructuring activities have resulted in cash expenditures of $284 million since the second quarter of 1996. During the year ended December 31, 1999, the Company reversed restructuring accruals of $15 million related to these initiatives.

NOTE 19:    QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions, except per share amounts)

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(1)	Year
Revenues	$4,987	$5,091	$5,559	$5,906	$21,543
Gross profit from operations	904	940	1,088	1,173	4,105
Acquired in-process research and development and other acquisition-related costs	–	–	141	3	144
Restructuring and other charges	–	–	–	(15)	(15)
Income before income taxes	734	462	377	626	2,199
Net income	446	300	212	405	1,363
Basic earnings per share of common stock	0.96	0.64	0.45	0.85	2.90
Diluted earnings per share of common stock	0.93	0.62	0.44	0.82	2.81
Cash dividends per share of common stock	0.15	0.15	0.15	0.15	0.60

	Year Ended December 31, 2000
	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter(3)	Year
Revenues	$4,576	$4,656	$4,793	$5,202	$19,227
Gross profit from operations	794	861	905	1,036	3,596
Acquired in-process research and development and other acquisition-related costs	–	–	–	24	24
Restructuring and other charges	–	–	–	(22)	(22)
Income before income taxes	451	397	436	516	1,800
Net income	289	254	279	321	1,143
Basic earnings per share of common stock	0.62	0.55	0.60	0.69	2.45
Diluted earnings per share of common stock	0.60	0.53	0.59	0.68	2.40
Cash dividends per share of common stock	0.15	0.15	0.15	0.15	0.60

(1)
Includes $88 million in the third quarter of 2001 and ($2) million in the fourth quarter of 2001 of costs allocated to acquired in-process research and development that is not deductible for tax purposes

(2)	Includes $98 million net pre-tax gain on sale of certain investments
(3)	Includes $24 million of costs allocated to acquired in-process research and development that is not deductible for tax purposes

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Item 10, the names and ages of our executive officers as of February 28, 2002, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K as permitted by General Instruction G(3). All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated by reference to the definitive proxy statement for our Annual Meeting of Shareholders to be held on April 19, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Independent Auditors’ Report.

Consolidated Statements of Income—for the years ended December 31, 2001, 2000 and 1999.

Consolidated Balance Sheets—as of December 31, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income – as of and for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows—for the years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

(a)(2)	The following financial statement schedule of Electronic Data Systems Corporation and subsidiaries is included in Item 14(d):

Schedule II—Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

The exhibits listed below are filed as a part of this annual report:

Exhibit No.		Description

3	(a)
Restated Certificate of Incorporation of Electronic Data Systems Corporation, as amended through June 7, 1996 – incorporated herein by reference to Exhibit 3(a) to the Current Report on Form 8-K of EDS dated June 7, 1996.

3	(b)
Certificate of Designation of Series A Junior Participating Preferred Stock dated March 12, 1996 – incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

3	(c)
Amended and Restated Bylaws of Electronic Data Systems Corporation, as amended through April 4, 2001– incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-3 of EDS (File No. 333-62442).

4	(a)
Rights Agreement dated as of March 12, 1996 between EDS and The Bank of New York, as Rights Agent – incorporated herein by reference to Exhibit 4(c) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

4	(b)
Indenture dated as of August 12, 1996, between EDS and Texas Commerce Bank National Association, as Trustee – incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-3 of EDS (File No. 333-10145).

4	(c)
Supplemental Indenture dated as of October 12, 1999 between the Company and Chase Bank of Texas, National Association as trustee – incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of EDS dated October 12, 1999.

4	(d)
Second Supplemental Indenture dated as of June 26, 2001 between the Company and The Chase Manhattan Bank, as trustee – incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K/A of EDS dated June 20, 2001.

4	(e)
Third Supplemental Indenture dated as of October 10, 2001 between the Company and The Chase Manhattan Bank, as trustee – incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of EDS dated October 4, 2001.

4	(f)
Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10	(a)
Master Service Agreement dated June 7, 1996 between General Motors Corporation and EDS (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) – incorporated herein by reference to Exhibit 4(a) to the Current Report on Form 8-K of EDS dated June 7, 1996.

10	(b)	Amended and Restated Electronic Data Systems Corporation Incentive Plan – incorporated herein by reference to Exhibit 4 (a) to the Registration Statement on Form S-8 of EDS (File No. 333-65784). *

10	(c)
Electronic Data Systems Corporation 1998 Supplemental Executive Retirement Plan – incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-K of EDS for the year ended December 31, 1998. *

10	(d)	EDS Executive Deferral Plan – incorporated herein by reference to Exhibit 10(d) to the Annual Report on Form 10-K of EDS for the year ended December 31, 1999. *

10	(e)
Electronic Data Systems Corporation Deferred Compensation Plan for Non-Employee Directors – incorporated herein by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of EDS for the quarter ended June 30, 1998. *

10	(f)
Form of Indemnification Agreement entered into between EDS and each of its directors and certain executive officers – incorporated herein by reference to Exhibit 10(f) to the Registration Statement on Form S-4 of EDS (File No. 333-02543). *

10	(g)
Form of Change in Control Employment Agreement entered into by EDS with certain of its executive officers – incorporated herein by reference to Exhibit 99 to the Registration Statement on Form S-3 of EDS (File No. 333-06655). *

10	(h)
Employment Agreement effective January 1, 1999 between EDS and Richard H. Brown—incorporated herein by reference to Exhibit 10(q) to EDS’ Annual Report on Form 10-K for the year ended December 31, 1998. *

10	(i)
Offer of Employment effective February 23, 1999 between EDS and James E. Daley—incorporated herein by reference to Exhibit 10(l) to EDS’ Annual Report on Form 10-K for the year ended December 31, 1999. *

10	(j)	Agreement dated April 17, 2001 between EDS and Troy W. Todd. *

10(k)	1999 EDS Non-Qualified Stock Purchase Plan – incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No. 333-65828).

10(l)	Transition Incentive Plan – incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No. 333-65786).

10(m)	EDS United Kingdom Executive Deferral Plan – incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No. 333-72086).

10(n)	EDS Global Share Plan – incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No. 333-82520).

10(o)
PerformanceShare, 1997 Nonqualified Stock Option Plan of Electronic Data Systems Corporation – incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-8 of EDS (File No. 333-22077).

10(p)	EDS Deferred Compensation Plan – incorporated herein by reference to Exhibit 4(b) to Amendment No. 1 to the Registration Statement on Form S-8 of EDS (File No. 33-64681).

10(q)	Electronic Data Systems Stock Purchase Plan – incorporated herein by reference to Exhibit 10(c) to the Registration Statement on Form S-4 of EDS (File No. 333-02543).

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of EDS as of December 31, 2001.

23	Consent of Independent Auditors.

24	Powers of Attorney for Directors signing this Report on Form 10-K (included on signature pages to Form 10-K).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2001, EDS filed a Current Report on Form 8-K dated October 4, 2001 reporting under Items 5 and 7 the Underwriting Agreement dated June 20, 2001 between the Company and Credit Suisse First Boston Corporation and Salomon Smith Barney Inc. in connection with the offering by EDS of $962,300,000 aggregate principal amount at maturity of its Zero-Coupon Convertible Senior Notes Due October 10, 2021, plus an additional $38,456,000 aggregate principal amount at maturity of Notes subject to the underwriters’ over-allotment option.

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

ELECTRONIC DATA SYSTEMS CORPORATION

Dated: March 1, 2002	By:	/S/ RICHARD H. BROWN
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

Dated: March 1, 2002	By:	/S/ RICHARD H. BROWN
Richard H. Brown Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 1, 2002	By:	/S/ JAMES E. DALEY
James E. Daley Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 1, 2002	By:	/S/ MICHAEL MILTON
Michael Milton Controller (Principal Accounting Officer)

Dated: March 1, 2002	By:	/S/ JAMES A. BAKER, III
James A. Baker, III Director

Dated: March 1, 2002	By:	/S/ ROGER A. ENRICO
Roger A. Enrico Director

Dated: March 1, 2002	By:	/S/ WILLIAM H. GRAY, III
William H. Gray, III Director

Dated: March 1, 2002	By:	/S/ RAY J. GROVES
Ray J. Groves Director

Dated: March 1, 2002	By:	/S/ RAY L. HUNT
Ray L. Hunt Director

Dated: March 1, 2002	By:	/S/ C. ROBERT KIDDER
C. Robert Kidder Director

Dated: March 1, 2002	By:	/S/ JUDITH RODIN
Judith Rodin Director

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions (deductions) charged to other accounts		Deductions		Balance at end of year

FOR THE YEAR ENDED DECEMBER 31, 2001
Allowances Deducted from Assets
Accounts and notes receivable	$133	$44	$14	(c)	$84	(a)	$107
Inventories	17	4	(9	)(d)	6	(b)	6

Total Allowances Deducted from Assets	$150	$48	$5		$90		$113

FOR THE YEAR ENDED DECEMBER 31, 2000
Allowances Deducted from Assets
Accounts and notes receivable	$95	$120	$–		$82	(a)	$133
Inventories	27	8	–		18	(b)	17

Total Allowances Deducted from Assets	$122	$128	$–		$100		$150

FOR THE YEAR ENDED DECEMBER 31, 1999
Allowances Deducted from Assets
Accounts and notes receivable	$145	$(8)	$16	(c)	$58	(a)	$95
Inventories	10	11	22	(c)	16	(b)	27

Total Allowances Deducted from Assets	$155	$3	$38		$74		$122

Notes:
(a)	Primarily accounts written off
(b)	Obsolete inventory written off and foreign currency translation adjustments
(c)	Additions resulting from acquisitions
(d)	Deductions resulting from divestitures