Form 10-Q
period 2002-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2002-05-06
CIK 1007456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

As of April 29, 2002, there were outstanding 479,020,030 shares of the registrant's Common Stock, $.01 par value per share.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES INDEX
Page No.
Part I - Financial Information (Unaudited)
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Income	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Part II - Other Information
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23

PART I

ITEM 1. FINANCIAL STATEMENTS
ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)

Three Months Ended March 31,
	2002	2001
Revenues	$ 5,341 $ 4,987
Costs and expenses Cost of revenues Selling, general and administrative Total costs and expenses	4,286 453 4,739	4,083 462 4,545
Operating income	602	442

Other income (expense)
         Interest expense and other, net
         Reclassification of investment gain from equity
              Total other income (expense)

              Income before income taxes and cumulative
                 effect of a change in accounting principle

	(65) -- (65) 537	(23) 315 292 734
Provision for income taxes Income before cumulative effect of a change in accounting principle	183 354	264 470
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes Net Income	-- $ 354 ======	(24) $ 446 ======

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
             Net Income

	$ 0.74 -- $ 0.74 ====== $ 0.72 -- $ 0.72 ======	$ 1.01 (0.05) $ 0.96 ====== $ 0.98 (0.05) $ 0.93 ======
See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share and per share amounts)
	March 31, 2002	December 31, 2001
ASSETS Current assets Cash and cash equivalents Marketable securities Accounts receivable and unbilled revenue, net Prepaids and other Total current assets	$ 171 309 5,866 981 7,327	$ 521 318 5,642 893 7,374
Property and equipment, net Investments and other assets Goodwill Intangible assets, net Total assets	3,077 935 3,799 1,287 $16,425 ======	3,082 911 3,692 1,294 $16,353 ======

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
Commitments and contingencies
Shareholders' equity
         Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued
         Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,593,573 shares issued at March 31, 2002, and 495,593,044 shares issued at
            December 31, 2001
        Additional paid-in capital
        Retained earnings
        Accumulated other comprehensive income
        Treasury stock, at cost, 15,147,339 shares and 18,277,672 shares at March 31,
            2002 and December 31, 2001, respectively
               Total shareholders' equity
                         Total liabilities and shareholders' equity

	$ 3,519 500 301 37 4,357 199 4,586 461 -- 5 927 7,404 (605) (909) 6,822 $16,425 ======	$ 3,623 488 220 36 4,367 204 4,692 644 -- 5 962 7,122 (560) (1,083) 6,446 $16,353 ======

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

Three Months Ended March 31,
2002	2001

Cash Flows from Operating Activities
     Net Income
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization
          Deferred compensation
          Other
          Changes in operating assets and liabilities, net of effects of acquired companies:
                 Accounts receivable and unbilled revenue
                 Prepaids and other
                 Accounts payable and accrued liabilities
                 Deferred revenue
                 Income taxes
                     Total adjustments
     Net cash provided by operating activities

$ 354 339 7 (3) (270) (238) (91) 15 108 (133) 221	$ 446 387 25 (304) (23) (196) (352) 70 143 (250) 196

Cash Flows from Investing Activities
     Proceeds from sales of marketable securities
     Proceeds from investments and other assets
     Payments for purchases of property and equipment
     Payments for investments and other assets
     Payments related to acquisitions, net of cash acquired
     Payments for purchases of software and other intangibles
     Payments for purchases of marketable securities
     Other
     Net cash used in investing activities

7 13 (282) (45) (15) (91) (6) 3 416	5 12 (283) (45) (26) (63) (6) (49) (455)

Cash Flows from Financing Activities
     Proceeds from long-term debt
     Payments on long-term debt
     Net increase (decrease) in borrowings with original maturities less than 90 days
     Purchase of treasury stock
     Employee stock transactions
     Dividends paid
     Other
     Net cash provided by (used in) financing activities
Effect of exchange rate changes on cash and cash equivalents
Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period

6 (99) (24) (20) 49 (72) 1 (159) 4 (350) 521 $ 171 =====	69 (15) 182 -- 49 (70) -- 215 (44) (88) 393 $ 305 =====
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation.

NOTE 2: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months ended March 31, 2002 and 2001 (in millions):

	2002	2001
Basic earnings per share Diluted earnings per share	480 493	466 479

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options and contracts to purchase 10 million and 9 million shares of common stock for the three months ended March 31, 2002 and 2001, respectively, and debt and related forward purchase contracts convertible into 33 million shares of common stock for the three months ended March 31, 2002.

NOTE 3: ACCOUNTS RECEIVABLE AND UNBILLED REVENUE

Unbilled revenue of $2,184 million and $1,845 million at March 31, 2002 and December 31, 2001, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.7 billion and $4.6 billion at March 31, 2002 and December 31, 2001, respectively. Depreciation expense for the three months ended March 31, 2002 and 2001 was $228 million and $269 million, respectively.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. The intangible asset transitional impairment test was completed during the three months ended March 31, 2002. No impairments were recognized as a result of this test. Step one of the transitional goodwill impairment test, which compares the fair values of the Company's reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill, if any, will be recognized as the cumulative effect of a change in accounting principle in the consolidated statement of income. The Company is currently evaluating the impact of the transitional goodwill impairment requirements of this Standard on its results of operations and financial position.

The following is a summary of net income and earnings per share for the three months ended March 31, 2001 as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in millions, except per share amounts):

2001

Net income - as reported
Goodwill amortization
Tradename amortization
Net income - adjusted

Basic earnings per share of common stock:
Net income - as reported
Goodwill amortization
Tradename amortization
Net income - adjusted

Diluted earnings per share of common stock:
Net income - as reported
Goodwill amortization
Tradename amortization
Net income - adjusted

$ 446 32 1 $ 479 ====== $ 0.96 0.07 -- $ 1.03 ====== $ 0.93 0.07 -- $ 1.00 ======

The following is a summary of changes in the carrying amount of goodwill by segment for the three months ended March 31, 2002 (in millions):

	Information Solutions	Business Process Management	Consulting	PLM Solutions	Total

Balance at December 31, 2001 Additions Other Balance at March 31, 2002	$ 2,177 96 (10) $ 2,263 ======	$ 163 17 -- $ 180 ======	$ 391 4 -- $ 395 =====	$ 961 -- -- $ 961 =====	$ 3,692 117 (10) $ 3,799 =====

Goodwill additions during the three months ended March 31, 2002 resulted from adjustments to the preliminary purchase price allocations related to acquisitions. Other changes to the carrying amount of goodwill were due to foreign currency translation adjustments.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually.  The following is a summary of intangible assets at December 31, 2001 and March  31, 2002 (in millions):

December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives Software Customer accounts Other Total Indefinite Useful Life Tradename Total intangible assets	$ 1,703 437 146 $ 2,286 ======	$ 896 124 105 $ 1,125 ======	$ 807 313 41 1,161 133 $ 1,294 =====
March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives Software Customer accounts Other Total Indefinite Useful Life Tradename Total intangible assets	$ 1,745 437 155 $ 2,337 ======	$ 933 137 113 $ 1,183 ======	$ 812 300 42 1,154 133 $ 1,287 =====

Amortization expense related to intangible assets was $89 million and $65 million for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets for each of the years in the five year period ending December 31, 2006 and thereafter is (in millions): 2002-$363; 2003-$294; 2004-$162; 2005-$96; 2006-$73; thereafter-$173.

NOTE 6: RESTRUCTURING ACTIVITIES AND OTHER CHARGES
The following table summarizes activity in the restructuring accruals for the three months ended March 31, 2002 (in millions):
	Employee Separations	Exit Costs	Total
Balance at December 31, 2001 Amounts utilized Balance at March 31, 2002	$ 31 (6) $ 25 =====	$ 13 -- $ 13 =====	$ 44 (6) $ 38 =====

The Company recorded restructuring charges and asset writedowns totaling $1,031 million in 1999 and 2000, net of reversals of $161 million in 2000 and 2001. Amounts recorded for restructuring activities in 1999 and 2000 provided for workforce reductions of approximately 16,050 employees. Total involuntary termination charges in 1999 and 2000 amounted to $806 million. These initiatives also resulted in charges of $99 million resulting from the exit of certain business activities and the consolidation of facilities and $126 million resulting from asset writedowns. During 1999, the Company's workforce was reduced by approximately 3,240 employees, who were identified in the 1999 restructuring initiative, due to the acceptance of the Company's early retirement offer. During 2001, the Company's workforce was reduced by approximately 1,230 employees, who were identified in the 2000 restructuring initiative, due to the sale of a subsidiary. Through March 31, 2002, approximately 11,450 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, $525 million of termination benefits have been charged to the accrual and $80 million has been paid in connection with the exit activities described above. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of March 31, 2002 with remaining reserves of $38 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred in 2002 and 2003.

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2002 and 2001 was $309 million and $121 million, respectively. The primary difference between comprehensive income and net income for the three months ended March 31, 2002 was related to foreign currency translation adjustments. The primary difference between comprehensive income and net income for the three months ended March 31, 2001 was related to the reclassification of certain available-for-sale securities into the trading securities classification (see Note 9), and to foreign currency translation adjustments.

NOTE 8: SEGMENT INFORMATION

The Company is organized on a global basis along the following five lines of business: Information Solutions, Business Process Management, E Solutions, A.T. Kearney and Product Lifecycle Management ("PLM") Solutions. Information Solutions encompasses traditional information technology ("IT") outsourcing including network and system operations, data management, applications development and field services, as well as Internet hosting and Web site management. Business Process Management is the outsourcing of one or more business processes or functions to improve overall business performance. E Solutions offers electronic business strategy, solutions consulting and systems integration. A.T. Kearney provides high-value management consulting services including strategy, e-business services, strategic information technology, organization and operations consulting, as well as executive search services. PLM Solutions helps clients optimize their product lifecycle management process by digitally producing and sharing product planning, design, manufacturing and distribution information via local networks and the Internet.

The PLM Solutions line of business, launched during the three months ended September 30, 2001, is comprised of our Structural Dynamics Research Corporation ("SDRC") and Unigraphics Solutions Inc. ("UGS") subsidiaries. The Company acquired SDRC on August 31, 2001, and completed the acquisition of the 14% minority interest in UGS that had been held by the public on September 28, 2001.

The Company uses operating income, which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. Revenues and operating income from the E Solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates for the Information Solutions, Business Process Management and Consulting segments with differences between fixed and actual exchange rates being included in the "all other" category. The PLM Solutions segment reports revenues and operating income of non-U.S. operations using actual currency exchange rates. The "all other" category also includes corporate expenses.

The following is a summary of certain financial information by reportable segment for the three months ended March 31, 2002 and 2001 (in millions):

	2002		2001

	Revenues	Operating Income (Expense)	Revenues	Operating Income (Expense)
Information Solutions Business Process Management Consulting PLM Solutions All other Total	$ 4,074 727 573 225 (258) $ 5,341 =======	$ 688 108 52 49 (295) $ 602 ======	$ 3,676 703 588 140 (120) $ 4,987 =======	$ 583 95 48 20 (304) $ 442 ======

Effective April 15, 2002, the Company combined elements of Information Solutions, Business Process Management and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business will integrate the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business will combine the capabilities of E Solutions with the applications development business of Information Solutions. A.T. Kearney and PLM Solutions will remain separate lines of business.

NOTE 9: CHANGE IN ACCOUNTING FOR DERIVATIVES

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

NOTE 10: CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee or a securitization transaction where the Company sells certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under a securitization transaction, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust ("Trust"). The Company has no effective control over the activities of the Trust, and it is legally isolated from EDS.

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

At March 31, 2002, the estimated future asset purchases that can be financed under existing financing arrangements were $1.2 billion. The aggregate dollar value of assets purchased under these financing transactions during the three months ended March 31, 2002 and 2001 were $43 million and $62 million, respectively. As of March 31, 2002, there were outstanding an aggregate of $660 million under CSFTs yet to be paid by the Company's clients. As of March 31, 2002, there were outstanding $132 million of financial assets securitized by EDS yet to be paid by the client. In the event a contract may be terminated due to nonperformance, the Company would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.3 billion. The Company has sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since the Company began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitization
Financings arranged Estimated amounts not yet drawn Total amounts drawn Amounts repaid Total outstanding at March 31, 2002	$ 2,844 1,170 1,674 882 $ 792 ======	$ 2,137 610 1,527 867 $ 660 ======	$ 707 560 147 15 $ 132 ======
The following table summarizes CSFT and securitization financing activities for the three months ended March 31, 2002 (in millions):
	Total	CSFT	Securitization
Total outstanding at December 31, 2001 Amounts drawn Amounts repaid Total outstanding at March 31, 2002	$ 907 43 (158) $ 792 ======	$ 768 43 (151) $ 660 ======	$ 139 -- (7) $ 132 ======
NOTE 11: ACQUISITIONS

On July 2, 2001, the Company acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation ("Sabre") for $676 million in cash. Sabre's airline infrastructure outsourcing business includes contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition makes the Company the leading provider of global IT infrastructure services to the airline industry and expands the Company's presence in strategic infrastructure outsourcing.

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

On August 31, 2001, the Company acquired all of the outstanding capital stock of SDRC for $840 million in cash, net of cash acquired. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, the Company acquired the 14% publicly held minority interest in its consolidated UGS subsidiary for $174 million in cash. The Company combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. The formation of PLM Solutions creates the manufacturing industry's only single source for fully serviced product lifecycle management solutions.

The following table is prepared on a pro forma basis for the three months ended March 31, 2001 as though the businesses, including the UGS minority interest, had been acquired as of January 1, 2001, after including the estimated impact of certain adjustments such as amortization of intangibles and interest expense. The pro forma amounts exclude the charge for acquired in-process research and development and other acquisition-related costs, and amortization expense related to goodwill resulting from acquisitions completed subsequent to June 30, 2001 (in millions except per share amounts):

2001
Revenues Income before cumulative effect of a change in accounting principle Net income Basic earnings per share of common stock Diluted earnings per share of common stock	$ 5,461 454 430 0.92 0.90

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Electronic Data Systems Corporation ("EDS") is a global services company providing strategy, implementation and hosting services and solutions for clients managing the business and technology complexities of the digital economy. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2001 Annual Report on Form 10-K.

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

Acquisitions

On July 2, 2001, we acquired the airline infrastructure outsourcing business and internal information technology ("IT") infrastructure assets of Sabre Holdings Corporation ("Sabre") for $676 million in cash. Sabre's airline infrastructure outsourcing business includes contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition makes us the leading provider of global IT infrastructure services to the airline industry and expands our presence in strategic infrastructure outsourcing.

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

On August 31, 2001, we acquired all of the outstanding capital stock of Structural Dynamics Research Corporation ("SDRC") for $840 million in cash, net of cash acquired. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, we acquired the 14% publicly held minority interest in our Unigraphics Solutions Inc. ("UGS") subsidiary for $174 million in cash. We combined UGS and SDRC to create the Product Lifecycle Management ("PLM") Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. PLM Solutions creates the manufacturing industry's only single source for fully serviced product lifecycle management solutions.

In connection with the acquisitions of SDRC and the minority interest in UGS, we recorded a pre-tax charge relating to acquired in-process research and development ("R&D") totaling $86 million.  At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The remaining costs to complete the SDRC projects were anticipated to be approximately $51 million, and the projects will be released throughout 2002. Through March 31, 2002, 8 of the 45 SDRC projects have been completed and the costs to complete the remaining projects are approximately $40 million. The remaining costs to complete the UGS projects were anticipated to be approximately $47 million, and the projects will be released throughout 2002. Through March 31, 2002, 12 of the 50 UGS projects have been completed and the costs to complete the remaining projects are approximately $31 million. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired. Management continues to believe the original net cash flow projections used to value these projects are reasonable.

Results of Operations - Consolidated
Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM for the three months ended March 31, 2002 and 2001 (in millions):

	2002	2001
Revenues: Base GM Total	$ 4,657 684 $ 5,341 ======	$ 4,193 794 $ 4,987 ======

Total revenues increased $354 million, or 7%, for the three months ended March 31, 2002 to $5.3 billion compared with $5.0 billion for the corresponding period in 2001. Revenues from base clients increased $464 million, or 11%, to $4.7 billion in 2002 primarily due to contracts signed in 2001 and revenues associated with acquisitions completed in 2001, partially offset by revenues associated with the divestiture of our Canadian-based hardware reseller unit in 2001. Excluding the impact of acquisitions and divestitures, base revenue increased 8% on a constant foreign currency basis. Revenues from GM decreased $110 million, or 14%, in 2002 primarily due to GM's decision to tighten discretionary spending due to the current state of the worldwide economy and the automotive marketplace. We expect GM to continue to focus on immediate reductions in discretionary spending which will likely continue to impact our GM revenues for the rest of the year. We expect our full year 2002 GM revenues to reflect a decline in the low double digits on a constant foreign currency basis. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the three months ended March 31, 2002, due primarily to the relative decline of the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for the three months ended March 31, 2002 increased 9% over the corresponding period in 2001, resulting from an increase of 14% in revenues from base clients and a decline of 13% in revenues from GM.

Costs and expenses. Our gross margin percentage [(revenues less cost of revenues)/revenues] increased to 19.8% for the three months ended March 31, 2002, compared with 18.1% for the corresponding period in 2001. Cost of revenues for the three months ended March 31, 2001 includes amortization expense related to goodwill and certain intangible assets no longer amortized under a new accounting standard effective January 1, 2002 (see "New Accounting Standards" below). Excluding amortization expense related to these assets, our gross margin percentage for the three months ended March 31, 2001 was 18.9%. The increase in our gross margin percentage in 2002 was due primarily to our ongoing companywide productivity initiatives.

As a percentage of revenues, selling, general and administrative expenses were 8.5% and 9.3% for the three months ended March 31, 2002 and 2001, respectively. The decrease in this percentage in 2002 was primarily due to our revenue growth, both organically and through acquisitions, and our continued productivity initiatives that have lead to efficiencies in our leveraged general and administrative processes.

Restructuring activities and other charges. The following table summarizes restructuring activities and other charges for the three months ended March 31, 2002 (in millions):

	Employee Separations	Exit Costs	Total
Balance at December 31, 2001 Amounts utilized Balance at March 31, 2002	$ 31 (6) $ 25 =====	$ 13 -- $ 13 =====	$ 44 (6) $ 38 =====

We recorded restructuring charges and asset writedowns totaling $1,031 million in 1999 and 2000, net of reversals of $161 million in 2000 and 2001. Amounts recorded for restructuring activities in 1999 and 2000 provided for workforce reductions of approximately 16,050 employees. Total involuntary termination charges in 1999 and 2000 amounted to $806 million. These initiatives also resulted in charges of $99 million resulting from the exit of certain business activities and the consolidation of facilities and $126 million resulting from asset writedowns. During 1999, our workforce was reduced by approximately 3,240 employees, who were identified in the 1999 restructuring initiative, due to the acceptance of the our early retirement offer. During 2001, our workforce was reduced by approximately 1,230 employees, who were identified in the 2000 restructuring initiative, due to the sale of a subsidiary. Through March 31, 2002, approximately 11,450 employees have left EDS through involuntary termination as a result of the 1999 and 2000 initiatives, $525 million of termination benefits have been charged to the accrual and $80 million has been paid in connection with the exit activities described above. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of March 31, 2002 with remaining reserves of $38 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred in 2002 and 2003.

Other income (expense). The components of other income (expense) are presented below for the three months ended March 31, 2002 and 2001 (in millions):

	2002	2001
Interest income and other Interest expense Reclassification of investment gain from equity Total	$ (1) (64) -- $ (65) =====	$ 27 (50) 315 $ 292 =====

Interest income and other decreased $28 million in 2002 to $(1) million due primarily to foreign currency transaction losses and a decrease in investment gains. Interest expense increased $14 million in 2002 to $64 million due primarily to interest on our senior notes offered in June and October 2001.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Upon the adoption of SFAS No. 133, we reclassified certain available-for-sale securities into the trading securities classification resulting in the recognition of an unrealized pre-tax gain of $315 million in our statement of income.

Income taxes. The effective tax rates were 34.1% and 36.0% for the three months ended March 31, 2002 and 2001, respectively. The decrease in our effective tax rate in 2002 was primarily due to the reduction in non-deductible goodwill amortization expense associated with the new accounting standard for goodwill (see "New Accounting Standards" below).

Net income. Net income decreased $92 million to $354 million for the three months ended March 31, 2002 compared with $446 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.74 and $0.72 per share as compared with $0.96 and $0.93 per share, respectively, during the corresponding period in the prior year.

Effective January 1, 2002, we fully adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. During the three months ended March 31, 2001, we recognized amortization expense of $40 million related to assets for which amortization was discontinued effective January 1, 2002 upon adoption of SFAS No. 142.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $37 million ($24 million after-tax). In accordance with the transitional provisions of SFAS No. 133, we elected to reclassify certain available-for-sale securities into the trading securities classification resulting in a pre-tax gain of $315 million and a decrease to accumulated other comprehensive income of $205 million, net of taxes.

Excluding amortization expense related to assets no longer amortized under SFAS No. 142, the cumulative effect on prior years of the change in accounting for derivatives and the related unrealized gain from the reclassification of certain available-for-sale securities, net income for the three months ended March 31, 2001 would have been $301 million and basic and diluted earnings per share would have been $0.65 and $0.63, respectively. The following table summarizes these adjustments and presents net income and earnings per share for the three months ended March 31, 2002 and 2001 on a comparable basis (dollars in millions, except per share amounts):

2002	2001

Revenues - as reported

Costs and expenses - as reported
Adjusting item:
      Amortization expense related to assets no longer amortized
Costs and expenses - pro forma

Operating income - pro forma

Other income (expense) - as reported
Adjusting item:
        Reclassification of investment gain from equity
Other income (expense) - pro forma

Income before income taxes and cumulative effect of a change in accounting principle - pro forma
Provision for income taxes - pro forma
Income before cumulative effect of a change in accounting principle - pro forma

Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes - as reported
Adjusting item:
         Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes - pro forma
Net income - pro forma

Earnings per share - pro forma
         Basic
         Diluted

$ 5,341 4,739 -- 4,739 602 (65) -- (65) 537 183 354 -- -- -- $ 354 ====== $ 0.74 ====== $ 0.72 ======	$ 4,987 4,545 (40) 4,505 482 292 (315) (23) 459 158 301 (24) 24 -- $ 301 ======= $ 0.65 ======= $ 0.63 =======
Results of Operations - Segments

We are organized on a global basis along the following five lines of business: Information Solutions, Business Process Management ("BPM"), E Solutions, A.T. Kearney and PLM Solutions. Our E Solutions and A.T. Kearney lines of business constitute the "Consulting" reportable segment. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates for the Information Solutions, BPM and Consulting segments with differences between fixed and actual exchange rates being included in the "all other" category. The PLM Solutions segment reports revenues and operating income of non-U.S. operations using actual currency exchange rates. The "all other" category also includes corporate expenses.

Effective April 15, 2002, the Company combined elements of Information Solutions, BPM and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business will integrate the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of BPM. The Solutions Consulting line of business will combine the capabilities of E Solutions with the applications development business of Information Solutions. A.T. Kearney and PLM Solutions will remain separate lines of business.

Revenues. The following table displays revenues by reportable segment for the three months ended March 31, 2002 and 2001 (in millions):

	2002	2001
Revenues: Information Solutions BPM Consulting PLM Solutions All other Total	$ 4,074 727 573 225 (258) $ 5,341 =======	$ 3,676 703 588 140 (120) $ 4,987 ======

Revenues from our Information Solutions line of business increased $398 million, or 11%, to $4,074 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. Excluding the impact of acquisitions and divestitures, revenues from Information Solutions increased 8% in 2002. This increase was primarily due to certain contracts with U.S. government and transportation industry clients, partially offset by a decrease in revenues from GM. Revenues from our BPM line of business increased $24 million, or 3%, to $727 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. This increase was primarily due to certain contracts with financial services and retail industry clients. Revenues from our Consulting segment decreased $15 million, or 3%, to $573 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. This decrease was primarily due to declining revenues in our A.T. Kearney line of business due to the continued global economic slowdown in the demand for high-value management consulting services, partially offset by continued growth in our E Solutions line of business. Revenues from our PLM Solutions line of business increased $85 million, or 61%, to $225 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. Excluding the impact of the SDRC acquisition, revenues from PLM Solutions decreased 11% in 2002. This decrease was primarily due to delays in capital spending by clients in the manufacturing industry.

Operating income. Management uses operating income, which consists of segment revenues less segment costs and expenses to measure segment profit or loss. The following table displays operating income by reportable segment for the three months ended March 31, 2002 and 2001 (in millions):

	2002	2001
Operating income (expense): Information Solutions BPM Consulting PLM Solutions All other Total	$ 688 108 52 49 (295) $ 602 =====	$ 583 95 48 20 (304) $ 442 =====

Operating income for Information Solutions increased $105 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. The operating margin for Information Solutions increased to 16.9% in 2002 from 15.9% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for Information Solutions was 16.6% in 2001. Operating income for BPM increased $13 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. The operating margin for BPM increased to 14.9% in 2002 from 13.5% in 2001. Operating income for our Consulting segment increased $4 million for the three months ended March 31, 2002 compared with the corresponding period in 2001. The operating margin for Consulting increased to 9.1% in 2002 from 8.2% in 2001. Excluding the impact of goodwill and indefinite useful life intangible asset amortization expense, the operating margin for Consulting was 9.3% in 2001. Operating income for PLM Solutions increased $29 million for the three months ended March 31, 2002 compared with the corresponding period in 2001 due primarily to the acquisition of SDRC. The operating margin for PLM Solutions increased to 21.8% in 2002 from 14.3% in 2001. Excluding the impact of goodwill amortization, the operating margin for PLM Solutions was 18.5% in 2001.

Financial Position

At March 31, 2002, we held cash and cash equivalents of $171 million, had working capital of $3.0 billion, and had a current ratio of 1.7-to-1. This compares to cash and cash equivalents of $521 million, working capital of $3.0 billion, and a current ratio of 1.7-to-1 at December 31, 2001. In addition, our days sales outstanding at March 31, 2002 increased to 99 days compared to 86 days at December 31, 2001, primarily due to an increase in unbilled revenue attributable to two large government contracts. Days sales outstanding for trade receivables were 60 days at March 31, 2002 compared with 56 days at December 31, 2001.

Total debt decreased to $4.6 billion at March 31, 2002, from $4.7 billion at December 31, 2001. Total debt consists of notes payable and commercial paper. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) decreased to 40.0% at March 31, 2002 compared with 41.6% at December 31, 2001. Credit rating agencies make various adjustments in computing our debt-to-capital and other key financial ratios. At March 31, 2002 and December 31, 2001, our long-term credit ratings were "A1" by Moody's Investors Service, Inc., "A+" by Standard & Poor's Rating Services and "AA-" by Fitch Ratings.

Liquidity and Capital Resources

Net cash provided by operating activities increased $25 million to $221 million for the three months ended March 31, 2002 compared with $196 million during the corresponding period of the prior year. The increase in cash flow from operating activities was primarily due to an increase in net income (excluding investment gains and other non-cash items from 2001) partially offset by changes in working capital items, particularly the increase in accounts receivable and unbilled revenue. The increase in accounts receivable and unbilled revenue was primarily due to unbilled revenue attributable to certain large government clients, somewhat offset by a decrease in trade receivables. We expect our operating cash flow to increase throughout the year consistent with historical trends as well as due to continuing internal initiatives to reduce trade receivable balances measured by days sales outstanding. The increase in operating cash flow is expected to be offset in part by an increase in unbilled revenue primarily attributable to two large government contracts. Net cash used in investing activities decreased $39 million to $416 million for the three months ended March 31, 2002 compared with $455 million during the corresponding period of the prior year primarily due to a decrease in payments for acquisitions, partially offset by an increase in payments for software and other intangibles. Net cash used in financing activities was $159 million for the three months ended March 31, 2002 compared with net cash provided of $215 million during the corresponding period of the prior year primarily due to payments on long-term debt and a net decrease in borrowings.

Our principal source of liquidity is cash flow from operations. At both March 31, 2002 and December 31, 2001, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings. We do not rely on our commercial paper facilities as a principal source of liquidity. We generally utilize those facilities to manage short-term working capital fluctuations and to temporarily finance strategic transactions until that debt can be replaced by a longer-term facility. We believe it is unlikely that rating agencies would take any action that would materially impact the cost or our ability to issue commercial paper, or the cost or availability of committed lines of credit.

In connection with certain service contracts, we may arrange a client supported financing transaction ("CSFT") with our client and an independent third-party financial institution or its designee or a securitization transaction where we sell certain financial assets resulting from the related service contract. The use of these transactions enables us to offer clients more favorable financing terms. These transactions also enable the preservation of our capital resources and allow us to avoid client credit risk relating to the repayment of the financed amounts.

Under CSFT arrangements, the independent third-party financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under a securitization transaction, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust ("Trust"). We have no effective control over the activities of the Trust, and it is legally isolated from EDS. In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the likelihood of our failure to comply with any of these terms to be remote.

At March 31, 2002, the estimated future asset purchases that can be financed under existing financing arrangements were $1.2 billion. The aggregate dollar value of assets purchased under these financing transactions during the three months ended March 31, 2002 and 2001 were $43 million and $62 million, respectively. As of March 31, 2002, there were outstanding an aggregate of $660 million under CSFTs yet to be paid by our clients. As of March 31, 2002, there were outstanding $132 million of financial assets securitized by EDS yet to be paid by our client. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.3 billion. We have sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitization
Financings arranged Estimated amounts not yet drawn Total amounts drawn Amounts repaid Total outstanding at March 31, 2002	$ 2,844 1,170 1,674 882 $ 792 ======	$ 2,137 610 1,527 867 $ 660 ======	$ 707 560 147 15 $ 132 =====
The following table summarizes CSFT and securitization financing activities for the three months ended March 31, 2002 (in millions):
	Total	CSFT	Securitization
Total outstanding at December 31, 2001 Amounts drawn Amounts repaid Total outstanding at March 31, 2002	$ 907 43 (158) $ 792 ======	$ 768 43 (151) $ 660 ======	$ 139 -- (7) $ 132 ======
New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. We fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

Under SFAS No. 142, we are required to perform transitional impairment tests for our goodwill and certain intangible assets as of the date of adoption. The intangible asset transitional impairment test was completed during the three months ended March 31, 2002. No impairments were recognized as a result of this test. Step one of the transitional goodwill impairment test, which compares the fair values of our reporting units to their respective carrying values, will be completed by June 30, 2002. Transitional impairment losses for goodwill, if any, will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income. We are currently evaluating the impact of the transitional goodwill impairment requirements of this Standard on our results of operations and financial position.

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

PART II
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
None.
(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ELECTRONIC DATA SYSTEMS CORPORATION (Registrant)
Dated: May 3, 2002 By: /S/ JAMES E. DALEY James E. Daley Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 3, 2002 By: /S/ MICHAEL MILTON Michael Milton Corporate Controller (Principal Accounting Officer)

