Form 10-Q
period 2002-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2002-07-26
CIK 1007456

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

As of June 30, 2002, there were outstanding 480,310,469 shares of the registrant's Common Stock, $.01 par value per share.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

 INDEX

                                                                                                                                                                                                                                    Page No.

Part I - Financial Information (Unaudited)

Item 1. Financial Statements

Unaudited Condensed Consolidated Statements of Income	3

Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

PART I

ITEM 1.    FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$ 5,475	$ 5,091	$ 10,816	$ 10,078

Costs and expenses
Cost of revenues	4,484	4,151	8,770	8,234
Selling, general and administrative	452	448	905	910
Total costs and expenses	4,936	4,599	9,675	9,144

Operating income	539	492	1,141	934

Other income (expense)
Interest expense and other, net	(61)	(30)	(126)	(53)
Reclassification of investment gain from equity	--	--	--	315
Total other income (expense)	(61)	(30)	(126)	262

Income before income taxes and cumulative effect of a change in accounting principle	478	462	1,015	1,196

Provision for income taxes	162	162	345	426
Income before cumulative effect of a change in accounting principle	316	300	670	770
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	--	--	--	(24)
Net income	$ 316	$ 300	$ 670	$ 746
	=======	=======	=======	=======
Basic earnings per share of common stock
Income before income taxes and cumulative effect of a change in accounting principle	$ 0.66	$ 0.64	$ 1.40	$ 1.65
Cumulative effect on prior years of a change in accounting for derivatives	--	--	--	(0.05)
Net income	$ 0.66	$ 0.64	$ 1.40	$ 1.60
	=======	=======	=======	=======
Diluted earnings per share of common stock
Income before income taxes and cumulative effect of a change in accounting principle	$ 0.64	$ 0.62	$ 1.36	$ 1.60
Cumulative effect on prior years of a change in accounting for derivatives	--	--	--	(0.05)
Net income	$ 0.64	$ 0.62	$ 1.36	$ 1.55
	=======	=======	=======	=======

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 30,	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$ 275	$ 521
Marketable securities	299	318
Accounts receivable and unbilled revenue, net	6,230	5,642
Prepaids and other	1,003	893
Total current assets	7,807	7,374

Property and equipment, net	3,150	3,082
Investments and other assets	954	911
Goodwill	3,981	3,692
Intangible assets, net	1,391	1,294
Total assets	$ 17,283	$ 16,353
	=======	=======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,592	$ 3,623
Deferred revenue	693	488
Income taxes	322	220
Current portion of long-term debt	12	36
Total current liabilities	4,619	4,367
Deferred income taxes	204	204
Long-term debt, less current portion	4,613	4,692
Redeemable preferred stock of subsidiaries, minority interests and other long-term liabilities	550	644
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,592,852 shares issued at June 30, 2002; 495,593,044 shares issued at December 31, 2001	5	5
Additional paid-in capital	946	962
Retained earnings	7,647	7,122
Accumulated other comprehensive income	(382)	(560)
Treasury stock, at cost, 15,282,383 and 18,277,672 shares at June 30, 2002 and December 31, 2001, respectively	(919)	(1,083)
Total shareholders' equity	7,297	6,446
Total liabilities and shareholders' equity	$ 17,283	$ 16,353
	=======	=======

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2002	2001
Cash Flows from Operating Activities
Net income	$ 670	$ 746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689	740
Deferred compensation	29	59
Other	16	(325)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable and unbilled revenue	(525)	(198)
Prepaids and other	(244)	(189)
Accounts payable and accrued liabilities	(197)	(423)
Deferred revenue	176	21
Income taxes	145	150
Total adjustments	89	(165)
Net cash provided by operating activities	759	581

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	16	30
Proceeds from investments and other assets	36	37
Proceeds from divestitures	--	26
Payments for purchases of property and equipment	(594)	(710)
Payments for investments and other assets	(65)	(130)
Payments for acquisitions, net of cash acquired	(25)	(547)
Payments for purchases of software and other intangibles	(154)	(180)
Payments for purchases of marketable securities	(12)	(26)
Other	51	(34)
Net cash used in investing activities	$ (747)	(1,534)

Cash Flows from Financing Activities
Proceeds from long-term debt	21	2,095
Payments on long-term debt	(130)	(132)
Net decrease in borrowings with original maturities less than 90 days	(16)	(657)
Sales of stock of subsidiaries	--	8
Payments for redeemable stock of subsidiary	--	(68)
Purchase of treasury stock	(63)	--
Employee stock transactions	74	87
Dividends paid	(145)	(140)
Other	(3)	--
Net cash provided by (used in) financing activities	(262)	1,193
Effect of exchange rate changes on cash and cash equivalents	4	(64)
Net increase (decrease) in cash and cash equivalents	(246)	176
Cash and cash equivalents at beginning of period	521	393
Cash and cash equivalents at end of period	$ 275	$ 569
	========	========

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's 2001 Annual Report on Form 10‑K.

Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation.

NOTE 2: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

	2002	2001
For the three months ended June 30:
Basic earnings per share	481	468
Diluted earnings per share	490	482
For the six months ended June 30:
Basic earnings per share	480	467
Diluted earnings per share	492	480

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options and contracts to purchase 48 million and 7 million shares of common stock for the three months ended June 30, 2002 and 2001, respectively, 50 million and 8 million shares of common stock for the six months ended June 30, 2002 and 2001, respectively, and debt and related forward purchase contracts convertible into 33 million shares of common stock for the three months and six months ended June 30, 2002.

NOTE 3: ACCOUNTS RECEIVABLE AND UNBILLED REVENUE

Unbilled revenue of $2,576 million and $1,845 million at June 30, 2002 and December 31, 2001, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. At June 30, 2002, total receivables relating to contracts with U.S. Federal and other government clients, primarily the U.K. and state governments, were $897 million and $1,189 million, respectively.

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.8 billion and $4.6 billion at June 30, 2002 and December 31, 2001, respectively. Depreciation expense for the six months ended June 30, 2002 and 2001 was $476 million and $490 million, respectively.

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

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. The Company completed the required transitional impairment tests during the six months ended June 30, 2002.  No impairment losses were identified as a result of these tests.

The following is a summary of net income and earnings per share for the three months and six months ended June 30, 2001 as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

Net income - as reported	$ 300	$ 746
Goodwill amortization, net of income taxes	34	66
Tradename amortization, net of income taxes	1	3
Net income - as adjusted	$ 335	$ 815
	=======	========
Basic earnings per share of common stock:
Net income - as reported	$ 0.64	$ 1.60
Goodwill amortization, net of income taxes	0.08	0.15
Tradename amortization, net of income taxes	--	--
Net income - as adjusted	$ 0.72	$ 1.75
	=======	========
Diluted earnings per share of common stock:
Net income - as reported	$ 0.62	$ 1.55
Goodwill amortization, net of income taxes	0.08	0.15
Tradename amortization, net of income taxes	--	--
Net income - as adjusted	$ 0.70	$ 1.70
	=======	========

The Company changed its segment reporting during 2002 to conform to a new organizational structure (see Note 8). The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002 (in millions):

	Operations	Solutions	PLM
	Solutions	Consulting	Solutions	All Other	Total

Balance at December 31, 2001	$ 2,349	$ 366	$ 961	$ 16	$ 3,692
Additions	152	11	--	--	163
Other	135	3	(14)	2	126
Balance at June 30, 2002	$ 2,636	$ 380	$ 947	$ 18	$ 3,981
	========	========	========	========	========

Goodwill additions during the six months ended June 30, 2002 resulted from adjustments to the preliminary purchase price allocations related to acquisitions. Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2001 and June 30, 2002 (in millions):

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$ 1,703	$ 896	$ 807
Customer accounts	437	124	313
Other	146	105	41
Total	$ 2,286	$ 1,125	1,161
	=======	=======
Indefinite Useful Life
Tradename			133

Total intangible assets			$ 1,294
			========
	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$ 1,904	$ 975	$ 929
Customer accounts	444	152	292
Other	153	116	37
Total	$ 2,501	$ 1,243	1,258
	=======	=======
Indefinite Useful Life
Tradename			133

Total intangible assets			$ 1,391
			=======

Amortization expense related to intangible assets was $103 million and $66 million for the three months ended June 30, 2002 and 2001, respectively, and $192 million and $131 million for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets at December 31, 2001 for each of the years in the five year period ending December 31, 2006 and thereafter is (in millions):  2002-$363; 2003-$294; 2004-$162; 2005-$96; 2006-$73; thereafter-$173.

NOTE 6: RESTRUCTURING ACTIVITIES AND OTHER CHARGES

The following table summarizes activity in the restructuring accruals for the six months ended June 30, 2002 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2001	$ 31	$ 13	$ 44
Amounts utilized	(7)	(1)	(8)
Balance at June 30, 2002	$ 24	$ 12	$ 36
	========	=======	=======

                The Company recorded restructuring charges and asset writedowns totaling $1,031 million in 1999 and 2000, net of reversals of $161 million in 2000 and 2001. Amounts recorded for restructuring activities in 1999 and 2000 provided for workforce reductions of approximately 16,050 employees. Total involuntary termination charges in 1999 and 2000 amounted to $806 million. These initiatives also resulted in charges of $99 million resulting from the exit of certain business activities and the consolidation of facilities and $126 million resulting from asset writedowns. During 1999, the Company's workforce was reduced by approximately 3,240 employees, who were identified in the 1999 restructuring initiative, due to the acceptance of the Company's early retirement offer. During 2001, the Company's workforce was reduced by approximately 1,230 employees, who were identified in the 2000 restructuring initiative, due to the sale of a subsidiary. Through June 30, 2002, approximately 11,450 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, $526 million of termination benefits have been charged to the accrual and $81 million has been paid in connection with the exit activities described above. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of June 30, 2002 with remaining reserves of $36 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred in 2002 and 2003.

NOTE 7: COMPREHENSIVE INCOME

Comprehensive income was $539 million and $235 million for the three months ended June 30, 2002 and 2001, respectively, and $848 million and $356 million for the six months ended June 30, 2002 and 2001, respectively. The primary differences between comprehensive income and net income for the three months and six months ended June 30, 2002 resulted from foreign currency translation adjustments. The primary differences between comprehensive income and net income for the three months and six months ended June 30, 2001 resulted from the reclassification of certain available-for-sale securities into the trading securities classification (see Note 9), and foreign currency translation adjustments.

NOTE 8: SEGMENT INFORMATION

Effective April 15, 2002, the Company combined elements of Information Solutions, Business Process Management and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business combines the capabilities of E Solutions with the applications development business of Information Solutions. A.T. Kearney and Product Lifecycle Management ("PLM") Solutions remain separate lines of business. The accompanying segment information is stated in accordance with the new organizational structure. Prior period segment data has been restated to conform to the 2002 presentation.

The PLM Solutions line of business, launched during the three months ended September 30, 2001, is comprised of the former Structural Dynamics Research Corporation ("SDRC") and the Unigraphics Solutions Inc. ("UGS") businesses. The Company acquired SDRC on August 31, 2001, and completed the acquisition of the 14% minority interest in UGS that had been held by the public on September 28, 2001.

The Company uses operating income, which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates for the Operations Solutions and Solutions Consulting segments with differences between fixed and actual exchange rates being included in the "all other" category. The PLM Solutions segment reports revenues and operating income of non-U.S. operations using actual currency exchange rates. The "all other" category also includes A.T. Kearney and corporate expenses.

The following is a summary of revenues and operating income (expense) by reportable segment for the three months and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended June 30,
	2002		2001
		Operating		Operating
		Income		Income
	Revenues	(Expense)	Revenues	(Expense)

Operations Solutions	$ 3,645	$ 379	$ 3,360	$ 487
Solutions Consulting	1,515	277	1,468	276
PLM Solutions	228	48	150	25
All other	87	(165)	113	(296)
Total	$ 5,475	$ 539	$ 5,091	$ 492
	========	========	========	========

	Six Months Ended June 30,
	2002		2001
		Operating		Operating
		Income		Income
	Revenues	(Expense)	Revenues	(Expense)

Operations Solutions	$ 7,308	$ 920	$ 6,598	$ 918
Solutions Consulting	2,948	569	2,867	545
PLM Solutions	453	94	290	45
All other	107	(442)	323	(574)
Total	$ 10,816	$ 1,141	$ 10,078	$ 934
	========	========	========	========

The following is a summary of total assets by reportable segment as of June 30, 2002 and December 31, 2001 (in millions):

	June 30,	December 31,
	2002	2001
Total Assets
Operations Solutions	$ 10,790	$ 10,418
Solutions Consulting	2,831	2,679
PLM Solutions	1,591	1,589
All other	2,071	1,667
Total	$ 17,283	$ 16,353
	=======	=======

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

At June 30, 2002, the estimated future asset purchases that can be financed under existing financing arrangements were $1.1 billion. The aggregate dollar value of assets purchased under these financing transactions were $37 million and $59 million, respectively, during the three months ended June 30, 2002 and 2001, and $80 and $121 million during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, there were outstanding an aggregate of $656 million under CSFTs yet to be paid by the Company's clients. As of June 30, 2002, there were outstanding $123 million of financial assets securitized by EDS yet to be paid by the client. In the event a contract may be terminated due to nonperformance, the Company would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.3 billion. The Company has sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since the Company began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitization

Financings arranged	$ 2,800	$ 2,093	$ 707
Estimated amounts not yet drawn	1,088	528	560
Total amounts drawn	1,712	1,565	147
Amounts repaid	(933)	(909)	(24)
Total outstanding at June 30, 2002	$ 779	$ 656	$ 123
	========	=======	========

The following table summarizes CSFT and securitization financing activities for the six months ended June 30, 2002 (in millions):

	Total	CSFT	Securitization

Total outstanding at December 31, 2001	$ 907	$ 768	$ 139
Amounts drawn	80	80	--
Amounts repaid	(208)	(192)	(16)
Total outstanding at June 30, 2002	$ 779	$ 656	$ 123
	========	=======	========

The Company provides IT services to WorldCom, Inc. ("WorldCom"), the majority of which are provided under an 11-year, $6.4 billion services agreement signed in October 1999. Under existing IT services agreements, the WorldCom contract contributed approximately $350 million of the Company's revenues during the six months ended June 30, 2002. Through June 30, 2002, the cumulative profit margin earned on the WorldCom contract approximated the Company's overall operating margin. Total gross receivables outstanding under such agreements, excluding reserves, were approximately $136 million at June 30, 2002. The Company owns equipment and other assets having a net book value of approximately $80 million deployed on the WorldCom IT services agreements, and approximately one percent of the Company's employee base is dedicated to performing services under the WorldCom IT services agreement. Based on prior experience, in the event of a change in service requirements, the Company believes it would be able to promptly redeploy and otherwise adjust its cost base, substantially mitigating the financial impact of any change in service requirements. The Company further believes WorldCom will continue to require substantial IT services in its ongoing operations.

In addition to the IT services contracts, the Company and WorldCom entered into a network services agreement in 1999, valued at $6.0 billion, requiring the Company to procure telecommunications network services from WorldCom over 11 years. There are two components of the Company's annual revenue commitment to WorldCom: a cumulative take-or-pay revenue threshold that increases by $400 million per year, and a higher cumulative threshold that increases by $600 million per year, which includes the previously mentioned $400 million threshold. In the event the Company fails to meet the higher annual threshold, the Company would be obligated to pay WorldCom 20 percent of the difference between the Company's actual spend and the higher threshold. The Company is also obligated to pay 100 percent of any shortfall below the $400 million take-or-pay threshold. The Company's ability to meet these minimums has been adversely impacted by the recent events surrounding WorldCom. The Company believes, however, either through negotiation or the terms of its agreement with WorldCom, the Company will obtain relief from some or all of these obligations based on a variety of circumstances related to WorldCom's condition and that of the telecommunications industry generally. Notwithstanding the Company's belief, the Company has ratably accrued amounts for these annual revenue commitments for the six months ended June 30, 2002, assuming it obtains no such relief. The maximum payment obligations under the network services agreement are reflected in Note 14 to the financial statements included in the Company's 2001 Annual Report on Form 10-K.

Under the network services agreement, WorldCom is the Company's preferred telecommunications provider. However, this relationship is not exclusive. The Company utilizes many telecommunications service providers around the world and is free to bid with such providers to meet the needs of its clients. The Company has $19 million of assets on its balance sheet associated with the network services contract, the bulk of which are prepayments to WorldCom for network-related services. As part of its service offerings, the Company routinely provides business continuity and disaster recovery plans to ensure access to alternative carriers in the event of telecommunications service disruption. The Company is closely monitoring the situation with WorldCom and will obtain alternative providers for clients as necessary. Nonetheless, because of the critical importance of the WorldCom network globally, the Company believes the network will continue to operate.

On July 21, 2002, WorldCom filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of pre-bankruptcy receivables and certain assets associated with the IT services and network contracts, the Company recorded reserves and asset writedowns totaling $101 million at June 30, 2002. This amount is reflected in cost of revenues in the Company's unaudited condensed consolidated statements of income for the three months and six months ended June 30, 2002. The remaining asset balances associated with the Company's IT services and network services contracts with WorldCom are expected to be recovered through future operations. Pre-bankruptcy receivables recognized subsequent to June 30, 2002 will be reserved during July 2002.

In a transaction unrelated to the agreements referred to above, the Company entered into a fiber optic equipment leveraged lease with MCI Communications Corporation, a domestic subsidiary of WorldCom, in 1988. The Company's unrecovered investment in the related equipment, net of taxes, totals approximately $40 million. The Company currently expects to recover its investment in this lease.

During 2001, the Company initiated a program to manage the future stock issuance requirements of the Company's employee stock incentive plans by utilizing equity investment contracts for EDS stock. At June 30, 2002 and December 31, 2001, the Company owned equity contracts to purchase 2,596,000 and 539,000 shares, respectively, of EDS stock at weighted average prices of $61.58 and $70.14, respectively. At June 30, 2002 and December 31, 2001, the Company also had put obligations covering 2,504,000 and 821,000 shares, respectively, of EDS stock at weighted average prices of $62.90 and $70.73, respectively. All of these instruments expire in 2002. These contracts permit cash or net share settlement at the Company's option.

On June 17, 2002, the Company announced it would acquire the managed hosting business of Loudcloud, Inc. for $63.5 million. In addition, the Company will enter an agreement to license Loudcloud's IT automation software Opsware™ for a fee of $52 million over three years. These transactions are expected to close in the third quarter of 2002.

NOTE 11: ACQUISITIONS

On July 2, 2001, the Company acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation ("Sabre") for $676 million in cash. Sabre's airline infrastructure outsourcing business included contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition made the Company the leading provider of global IT infrastructure services to the airline industry and expanded the Company's presence in strategic infrastructure outsourcing.

On July 3, 2001, the Company acquired a controlling interest in Systematics AG, a German IT services company. The shares acquired on that date, together with shares previously purchased in a public tender offer and the shares acquired under a forward contract in January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics was $533 million comprised of $399 million in cash and $134 million in EDS common stock (2.1 million shares). Systematics provided customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition doubled the Company's presence in Germany, Europe's largest IT services market, and deepened its penetration in key industry segments such as finance, government, insurance and telecommunications.

On August 31, 2001, the Company acquired all of the outstanding capital stock of SDRC for $840 million in cash, net of cash acquired. SDRC offered software and services in mechanical design, product data management and business integration. On September 28, 2001, the Company acquired the 14% publicly held minority interest in its consolidated UGS subsidiary for $174 million in cash. The Company combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. The formation of PLM Solutions created the manufacturing industry's only single source for fully serviced product lifecycle management solutions.

The following table is prepared on a pro forma basis for the three months and six months ended June 30, 2001 as though the businesses, including the UGS minority interest, had been acquired as of January 1, 2001 (in millions except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

Revenues	$ 5,549	$ 11,010
Income before cumulative effect of a change in accounting principle	299	753
Net income	299	729
Basic earnings per share of common stock	0.64	1.56
Diluted earnings per share of common stock	0.62	1.52

The pro forma results include the historical operating results of the acquired businesses prior to their respective acquisition dates adjusted for the estimated impact of amortization expense and interest expense resulting from the acquisitions. The results exclude acquired in-process research and development and other acquisition-related costs. The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

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

Forward-Looking Statements

The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, financing transactions, the impact of acquisitions, the impact of the WorldCom, Inc. ("WorldCom") bankruptcy, the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact of new contracts, backlog, the value of new contract signings, business pipeline and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; fluctuations in foreign currency rates; the financial performance of current and future client contracts, including contracts with GM; with respect to client contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the impact of acquisitions and divestitures, including our ability to improve productivity and achieve synergies from acquired businesses; the degree to which third parties continue to outsource information technology and business processes; the cost of attracting and retaining highly skilled personnel; and the impact of a bankruptcy filing by a significant customer or supplier including, with respect to WorldCom, the impact of its bankruptcy on the terms of our network services and information technology agreements with that company. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Acquisitions

On July 2, 2001, we acquired the airline infrastructure outsourcing business and internal information technology ("IT") infrastructure assets of Sabre Holdings Corporation ("Sabre") for $676 million in cash. Sabre's airline infrastructure outsourcing business included contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition made us the leading provider of global IT infrastructure services to the airline industry and expanded our presence in strategic infrastructure outsourcing.

On July 3, 2001, we acquired a controlling interest in Systematics AG, a German IT services company. The shares acquired on that date, together with shares previously purchased in a public tender offer and the shares acquired under a forward contract in January 2002, represent approximately 98% of the outstanding Systematics shares. The aggregate purchase price for Systematics was $533 million comprised of $399 million in cash and $134 million in EDS stock (2.1 million common shares). Systematics provided customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition doubled our presence in Germany, Europe's largest IT services market, and deepened our penetration in key industry segments such as finance, government, insurance and telecommunications.

On August 31, 2001, we acquired all of the outstanding capital stock of Structural Dynamics Research Corporation ("SDRC") for $840 million in cash, net of cash acquired. SDRC offered software and services in mechanical design, product data management and business integration. On September 28, 2001, we acquired the 14% publicly held minority interest in our Unigraphics Solutions Inc. ("UGS") subsidiary for $174 million in cash. We combined UGS and SDRC to create the Product Lifecycle Management ("PLM") Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. The formation of PLM Solutions created the manufacturing industry's only single source for fully serviced product lifecycle management solutions.

In connection with the acquisitions of SDRC and the minority interest in UGS, we recorded a pre-tax charge relating to acquired in-process research and development ("R&D") totaling $86 million. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The remaining costs to complete the SDRC projects were anticipated to be approximately $51 million, and the projects will be released throughout 2002. Through June 30, 2002, 20 of the 45 SDRC projects have been completed and the costs to complete the remaining projects are approximately $12 million. The remaining costs to complete the UGS projects were anticipated to be approximately $47 million, and the projects will be released throughout 2002. Through June 30, 2002, 17 of the 50 UGS projects have been completed and the costs to complete the remaining projects are approximately $15 million. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired. Management continues to believe the original net cash flow projections used to value these projects are reasonable.

Results of Operations - Consolidated

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues:
Base	$ 4,811	$ 4,316	$ 9,468	$ 8,509
GM	664	775	1,348	1,569
Total	$ 5,475	$ 5,091	$ 10,816	$ 10,078
	=======	=======	=======	=======

Total revenues increased $384 million, or 8%, for the three months ended June 30, 2002 to $5.5 billion compared with $5.1 billion for the corresponding period in 2001. Excluding the impact of acquisitions and divestitures, total revenue increased 1% on a constant foreign currency basis. Revenues from base clients increased $495 million, or 11%, to $4.8 billion in 2002 primarily due to contracts signed in 2001 in our Operations Solutions line of business and revenues associated with acquisitions completed in 2001, partially offset by revenues associated with the divestiture of our Canadian-based hardware reseller unit in 2001. Excluding the impact of acquisitions and divestitures, base revenue increased 3% on a constant foreign currency basis. Revenues from GM decreased $111 million, or 14%, in 2002 primarily due to GM's decision to tighten discretionary spending due to the current state of the worldwide economy and the automotive marketplace. We expect GM to continue to focus on immediate reductions in discretionary spending which will likely continue to impact our GM revenues for the rest of the year. We expect our full year 2002 GM revenues to reflect a decline in the double digits on a constant foreign currency basis. Revenues from both GM and base clients were positively impacted by foreign currency fluctuations during the three months ended June 30, 2002, due primarily to the relative decline of the U.S. dollar against the euro and the British pound. On a constant foreign currency basis, total revenues for the three months ended June 30, 2002 increased 7% over the corresponding period in 2001, resulting from an increase of 11% in revenues from base clients and a decline of 15% in revenues from GM.

Total revenues increased $738 million, or 7%, for the six months ended June 30, 2002 to $10.8 billion compared with $10.1 billion for the corresponding period in 2001. Excluding the impact of acquisitions and divestitures, total revenue increased 3% on a constant foreign currency basis. Revenues from base clients increased $959 million, or 11%, to $9.5 billion in 2002 primarily due to the reasons discussed above. Excluding the impact of acquisitions and divestitures, base revenue increased 6% on a constant foreign currency basis. Revenues from GM decreased $221 million, or 14%, in 2002 primarily due to the reasons discussed above. Revenues from both GM and base clients were negatively impacted by foreign currency fluctuations during the six months ended June 30, 2002, due primarily to the relative decline of the euro and the British pound against the U.S. dollar. On a constant foreign currency basis, total revenues for the six months ended June 30, 2002 increased 8% over the corresponding period in 2001, resulting from an increase of 12% in revenues from base clients and a decline of 14% in revenues from GM.

Costs and expenses.  Our gross margin percentage [(revenues less cost of revenues)/revenues] decreased to 18.1% for the three months ended June 30, 2002, compared with 18.5% for the corresponding period in 2001.  For the six months ended June 30, 2002, our gross margin percentage increased to 18.9% compared with 18.3% for the comparable period in 2001. Our gross margin percentages in 2002 were adversely affected by receivable reserves and asset writedowns totaling $101 million recognized in the second quarter related to our contractual relationships with WorldCom. Excluding the impact of the WorldCom charges, our gross margin percentage for the three months and six months ended June 30, 2002 was 19.9%. Cost of revenues for the three months and six months ended June 30, 2001 includes amortization expense related to goodwill and certain intangible assets no longer amortized under a new accounting standard effective January 1, 2002. Excluding amortization expense related to these assets, our gross margin percentage for the three months and six months ended June 30, 2001 was 19.3% and 19.1%, respectively.

As a percentage of revenues, selling, general and administrative expenses were 8.3% and 8.8% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, selling, general and administrative expenses as a percentage of revenues were 8.4% and 9.0%, respectively. The decrease in this percentage in 2002 was primarily due to our revenue growth, both organically and through acquisitions, and our continued productivity initiatives that have lead to efficiencies in our leveraged general and administrative processes. In addition, the 2002 percentage was impacted by the decision in the second quarter to reduce bonus expense recognized during the first quarter based on the current status of performance target achievements, partially offset by severance and other costs incurred during the second quarter. These items decreased operating expenses by approximately $45 million during the three months ended June 30, 2002.

Restructuring activities and other charges. The following table summarizes restructuring activities and other charges for the six months ended  June 30, 2002 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2001	$ 31	$ 13	$ 44
Amounts utilized	(7)	(1)	(8)
Balance at June 30, 2002	$ 24	$ 12	$ 36
	=======	=======	=======

We recorded restructuring charges and asset writedowns totaling $1,031 million in 1999 and 2000, net of reversals of $161 million in 2000 and 2001. Amounts recorded for restructuring activities in 1999 and 2000 provided for workforce reductions of approximately 16,050 employees. Total involuntary termination charges in 1999 and 2000 amounted to $806 million. These initiatives also resulted in charges of $99 million resulting from the exit of certain business activities and the consolidation of facilities and $126 million resulting from asset writedowns. During 1999, our workforce was reduced by approximately 3,240 employees, who were identified in the 1999 restructuring initiative, due to the acceptance of our early retirement offer. During 2001, our workforce was reduced by approximately 1,230 employees, who were identified in the 2000 restructuring initiative, due to the sale of a subsidiary. Through June 30, 2002, approximately 11,450 employees have left EDS through involuntary termination as a result of the 1999 and 2000 initiatives, $526 million of termination benefits have been charged to the accrual and $81 million has been paid in connection with the exit activities described above. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of June 30, 2002 with remaining reserves of $36 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred in 2002 and 2003.

Other income (expense). The components of other income (expense) are presented below for the three months and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Other income (expense):
Interest income and other	$ 5	$ 27	$ 4	$ 54
Interest expense	(66)	(57)	(130)	(107)
Reclassification of investment gain from equity	--	--	--	315
Total other income (expense)	$ (61)	$ (30)	$ (126)	$ 262
	========	========	========	========

Interest income and other decreased $22 million and $50 million during the three months and six months ended June 30, 2002, respectively, compared with the corresponding periods in 2001. The decrease was due primarily to foreign currency transaction losses and a decrease in investment gains. Interest expense increased $9 million and $23 million during the three months and six months ended June 30, 2002, respectively, compared with the corresponding periods in 2001.  The increase in interest expense was due to the increase in borrowings, primarily the senior notes offered in June and October 2001.

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

Income taxes. The effective tax rates were 33.9% and 35.1% for the three months ended June 30, 2002 and 2001, respectively. The effective tax rates were 34.0% and 35.6% for the six months ended June 30, 2002 and 2001, respectively. The decrease in our effective tax rate in 2002 was primarily due to the reduction in non-deductible goodwill amortization expense associated with the new accounting standard for goodwill.

Net income.  Net income increased $16 million to $316 million for the three months ended June 30, 2002 compared with $300 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.66 and $0.64 per share as compared with $0.64 and $0.62 per share, respectively, during the corresponding period in the prior year.

Net income decreased $76 million to $670 million for the six months ended June 30, 2002 compared with $746 million during the corresponding period of the prior year.  Basic and diluted earnings per share were $1.40 and $1.36 per share compared with $1.60 and $1.55 per share, respectively, during the corresponding period in the prior year. Net income for the three months and six months ended June 30, 2002 was adversely impacted by $101 million, or $0.14 per share, of reserves and asset writedowns associated with WorldCom's bankruptcy.

Effective January 1, 2002, we fully adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. During the three months and six months ended June 30, 2001, we recognized amortization expense of $43 million and $83 million, respectively, related to assets for which amortization was discontinued effective January 1, 2002 upon adoption of SFAS No. 142.

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

Excluding amortization expense related to assets no longer amortized under SFAS No. 142, the cumulative effect on prior years of the change in accounting for derivatives and the related unrealized gain from the reclassification of certain available-for-sale securities, net income for the three months and six months ended June 30, 2001 would have been $336 million and $637 million, respectively, basic earnings per share would have been $0.72 and $1.36, respectively, and diluted earnings per share would have been $0.70 and $1.33, respectively. The following table summarizes these adjustments and presents net income and earnings per share for the three months and six months ended June 30, 2002 and 2001 on a comparable basis (dollars in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues - as reported	$ 5,475	$ 5,091	$ 10,816	$ 10,078

Costs and expenses - as reported	4,936	4,599	9,675	9,144
Adjusting item:
Amortization expense related to assets no longer amortized	--	(43)	--	(83)
Costs and expenses - pro forma	4,936	4,556	9,675	9,061

Operating income - pro forma	539	535	1,141	1,017

Other income (expense) - as reported	(61)	(30)	(126)	262
Adjusting item:
Reclassification of investment gain from equity	--	--	--	(315)
Other income (expense) - pro forma	(61)	(30)	(126)	(53)

Income before income taxes and cumulative effect of a change in accounting principle - pro forma	478	505	1,015	964
Provision for income taxes - pro forma	162	169	345	327
Income before cumulative effect of a change in accounting principle - pro forma	316	336	670	637
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes - as reported	--	--	--	(24)
Adjusting item:
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	--	--	--	24
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes - pro forma	--	--	--	--
Net income - pro forma	$ 316	$ 336	$ 670	$ 637
	========	========	========	========
Earnings per share - pro forma
Basic	$ 0.66	$ 0.72	$ 1.40	$ 1.36
	========	========	=======	========
Diluted	$ 0.64	$ 0.70	$ 1.36	$ 1.33
	========	========	=======	========

We expect the WorldCom bankruptcy to reduce our third quarter earnings by $0.08 to $0.09 per share due to the reserving of July's WorldCom pre-bankruptcy receivables and potential costs associated with enhancing the redundancy of our telecommunications infrastructure, including redundancy for alternative providers, and potential decreases in IT services provided to WorldCom. None of these factors are expected to have a significant impact in the fourth quarter. See Note 10 to the condensed consolidated financial statements for a discussion of our agreements with WorldCom.

Results of Operations - Segments

Effective April 15, 2002, we combined elements of Information Solutions, Business Process Management and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business combines the capabilities of E Solutions with the applications development business of Information Solutions. A.T. Kearney and PLM Solutions remain separate lines of business. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates for the Operations Solutions and Solutions Consulting segments with differences between fixed and actual exchange rates being included in the "all other" category. The PLM Solutions segment reports revenues and operating income of non-U.S. operations using actual currency exchange rates. The "all other" category also includes A.T. Kearney and corporate expenses.

Revenues. The following table displays revenues by reportable segment for the three months and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues:
Operations Solutions	$ 3,645	$ 3,360	$ 7,308	$ 6,598
Solutions Consulting	1,515	1,468	2,948	2,867
PLM Solutions	228	150	453	290
All other	87	113	107	323
Total	$ 5,475	$ 5,091	$ 10,816	$ 10,078
	========	========	========	========

Revenues from our Operations Solutions line of business increased $285 million, or 8%, to $3,645 million for the three months ended June 30, 2002 compared with the corresponding period in 2001. Excluding the impact of acquisitions and divestitures, revenues from Operations Solutions increased 3% in 2002. This increase was primarily due to certain contracts with transportation, financial services and manufacturing industry clients in the U.S. and Europe, partially offset by a decrease in revenues from GM. Revenues from our Solutions Consulting line of business increased $47 million, or 3%, to $1,515 million for the three months ended June 30, 2002 compared with the corresponding period in 2001. This increase was primarily due to certain contracts with European government and transportation industry clients, partially offset by a decrease in revenues from GM. Revenues from our PLM Solutions line of business increased $78 million, or 52%, to $228 million for the three months ended June 30, 2002 compared with the corresponding period in 2001. Excluding the impact of the SDRC acquisition, revenues from PLM Solutions decreased 16% in 2002. This decrease was primarily due to delays in capital spending by clients in the manufacturing industry.

Revenues from our Operations Solutions line of business increased $710 million, or 11%, to $7,308 million for the six months ended June 30, 2002 compared with the corresponding period in 2001. Excluding the impact of acquisitions and divestitures, revenues from Operations Solutions increased 6% in 2002. This increase was primarily due to certain contracts with federal government, energy and transportation industry clients in the U.S., partially offset by a decrease in revenues from GM. Revenues from our Solutions Consulting line of business increased $81 million, or 3%, to $2,948 million for the six months ended June 30, 2002 compared with the corresponding period in 2001. This increase was primarily due to the reasons discussed above. Revenues from our PLM Solutions line of business increased $163 million, or 56%, to $453 million for the six months ended June 30, 2002 compared with the corresponding period in 2001. Excluding the impact of the SDRC acquisition, revenues from PLM Solutions decreased 14% in 2002 due to the reasons discussed above. Changes in the "all other" category during the six months ended June 30, 2002 were primarily due to foreign currency fluctuations.

Operating income. Management uses operating income, which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. The following table displays operating income by reportable segment for the three months and six months ended June 30, 2002 and 2001 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Operating income (expense):
Operations Solutions	$ 379	$ 487	$ 920	$ 918
Solutions Consulting	277	276	569	545
PLM Solutions	48	25	94	45
All other	(165)	(296)	(442)	(574)
Total	$ 539	$ 492	$ 1,141	$ 934
	=======	========	========	========

Operating income for Operations Solutions decreased $108 million for the three months ended June 30, 2002 compared with the corresponding period in 2001. The operating margin for Operations Solutions decreased to 10.4% in 2002 from 14.5% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for Operations Solutions was 15.4% in 2001. The decrease in operating margin in 2002 is due to the WorldCom charges recognized by the Company during the three months ended June 30, 2002 and a higher amount of revenue recognized on a zero or low margin basis associated with large IT outsourcing agreements in the early stages of operations. Excluding the WorldCom charges, the operating margin for Operations Solutions would have been 13.0%. Operating income for Solutions Consulting increased $1 million for the three months ended June 30, 2002 compared with the corresponding period in 2001. The operating margin for Solutions Consulting decreased to 18.3% in 2002 from 18.8% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for Solutions Consulting was 19.1% in 2001. Operating income for PLM Solutions increased $23 million for the three months ended June 30, 2002 compared with the corresponding period in 2001 due primarily to the acquisition of SDRC. The operating margin for PLM Solutions increased to 21.1% in 2002 from 16.7% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for PLM Solutions was 20.7% in 2001.

Operating income for Operations Solutions increased $2 million for the six months ended June 30, 2002 compared with the corresponding period in 2001. The operating margin for Operations Solutions decreased to 12.6% in 2002 from 13.9% in 2001. Excluding WorldCom charges, the operating margin for Operations Solutions would have been 13.9% for the six months ended June 30, 2002. Excluding the impact of goodwill amortization expense, the operating margin for Operations Solutions was 14.9% in 2001. Operating income for Solutions Consulting increased $24 million for the six months ended June 30, 2002 compared with the corresponding period in 2001. The operating margin for Solutions Consulting increased to 19.3% in 2002 from 19.0% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for Solutions Consulting was 19.3% in 2001. Operating income for PLM Solutions increased $49 million for the six months ended June 30, 2002 compared with the corresponding period in 2001 due primarily to the acquisition of SDRC. The operating margin for PLM Solutions increased to 20.8% in 2002 from 15.5% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for PLM Solutions was 20.0% in 2001. Changes in the "all other" category during the six months ended June 30, 2002 were primarily due to foreign currency fluctuations.

Financial Position

At June 30, 2002, we held cash and cash equivalents of $275 million, had working capital of $3.2 billion, and had a current ratio of 1.7-to-1. This compares to cash and cash equivalents of $521 million, working capital of $3.0 billion, and a current ratio of 1.7-to-1 at December 31, 2001. In addition, our days sales outstanding at June 30, 2002 increased to 102 days compared to 86 days at December 31, 2001, primarily due to an increase in unbilled revenue attributable to certain large contracts with the U.S. and U.K. governments. Days sales outstanding for trade receivables were 58 days at June 30, 2002 compared with 56 days at December 31, 2001. Days sales outstanding for unbilled revenue were 44 days at June 30, 2002 compared with 30 days at December 31, 2001. Unbilled revenue increased $731 million to $2.6 billion at June 30, 2002 from $1.8 billion at December 31, 2001. This increase primarily resulted from investments in significant contracts signed by the Company during 2001 and late 2000 with U.S. and U.K. government clients and foreign currency translation adjustments. Approximately 55% of unbilled revenue at June 30, 2002 related to contracts with governments and carries extremely low credit risk.

Total debt decreased to $4.6 billion at June 30, 2002, from $4.7 billion at December 31, 2001. Total debt consists of notes payable and commercial paper. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) decreased to 38.4% at June 30, 2002 compared with 41.6% at December 31, 2001. Credit rating agencies make various adjustments in computing our debt-to-capital and other key financial ratios. At June 30, 2002 and December 31, 2001, our long-term credit ratings were "A1" by Moody's Investors Service, Inc. ("Moody's"), "A+" by Standard & Poor's Rating Services ("S&P") and "AA-" by Fitch Ratings. On July 2, 2002, Moody's placed our long-term rating on review primarily as a result of the uncertainty resulting from the WorldCom bankruptcy filing described in Note 10 to the condensed consolidated financial statements. S&P and Fitch Ratings affirmed our A+ and AA- ratings on July 1, 2002 and July 8, 2002, respectively. At June 30, 2002 and December 31, 2001, our short-term credit ratings were "A1" by S&P and "P1" by Moody's.

Liquidity and Capital Resources

Net cash provided by operating activities increased $178 million to $759 million for the six months ended June 30, 2002 compared with $581 million during the corresponding period of the prior year. The increase in cash flow from operating activities was primarily due to increases in earnings, excluding depreciation, amortization and changes in accounting for derivatives, and changes in working capital items. The increase in the usage of cash for total receivables in 2002 as compared to 2001 was primarily due to unbilled revenue attributable to certain large government clients, somewhat offset by a decrease in trade receivables. This increase of receivables was more than offset by an increase in deferred revenue due to an increase in customer prepayments as well as lower payments on current liabilities. We expect our operating cash flow to increase throughout the year consistent with historical trends as well as due to continuing internal initiatives to reduce accounts receivable balances measured by days sales outstanding. Operating cash flow is expected to increase despite the expected increase in unbilled revenue primarily attributable to certain large contracts with the U.S. and U.K. governments, including our Navy/Marine Corps Intranet contract (the "NMCI Contract").  During the quarter ended June 30, 2002, an additional 100,000 computer "seats" were authorized under the NMCI Contract, bringing the total number of authorized "seats" to 160,000.  Assuming no significant delays in the deployment of such "seats," our capital investments attributable to the NMCI Contract will continue to increase over the remainder of 2002 and then begin to decline in early 2003.

Net cash used in investing activities decreased $787 million to $747 million for the six months ended June 30, 2002 compared with $1,534 million during the corresponding period of the prior year primarily due to a decrease in payments for purchases of property and equipment and business acquisitions. Free cash flow, measured as net cash provided by operating activities less net cash used in investing activities excluding those related to acquisitions, divestitures and marketable securities, was $33 million for the six months ended June 30, 2002. This compares with negative free cash flow of $436 million for the six months ended June 30, 2001. Free cash flow for the six months ended June 30, 2002 and 2001 was negatively impacted by investments of $627 million and $349 million, respectively, excluding tax effect, related to certain large contracts with the U.S. and U.K. governments, including the NMCI contract.  Net cash used in financing activities was $262 million for the six months ended June 30, 2002 compared with net cash provided of $1,193 million during the corresponding period of the prior year. The decrease was primarily due to a net increase in borrowings in 2001.

Our principal source of liquidity is cash flow from operations. At both June 30, 2002 and December 31, 2001, we had committed lines of credit of approximately $1.3 billion, all unused, which serve as a backup facility for commercial paper borrowings. We do not rely on our commercial paper facilities as a principal source of liquidity. We generally utilize those facilities to manage short-term working capital fluctuations and to temporarily finance strategic transactions until that debt can be replaced by a longer-term facility. We believe it is unlikely that rating agencies would take any action that would materially impact the cost or our ability to issue commercial paper, or the cost or availability of committed lines of credit.

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

At June 30, 2002, the estimated future asset purchases that can be financed under existing financing arrangements were $1.1 billion. The aggregate dollar value of assets purchased under these financing transactions were $37 million and $59 million, respectively, during the three months ended June 30, 2002 and 2001, and  $80 million and $121 million, respectively, during the six months ended June 30, 2002 and 2001. As of June 30, 2002, there were outstanding an aggregate of $656 million under CSFTs yet to be paid by our clients. As of June 30, 2002, there were outstanding $123 million of financial assets securitized by EDS yet to be paid by our client. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.3 billion. We have sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitization

Financings arranged	$ 2,800	$ 2,093	$ 707
Estimated amounts not yet drawn	1,088	528	560
Total amounts drawn	1,712	1,565	147
Amounts repaid	(933)	(909)	(24)
Total outstanding at June 30, 2002	$ 779	$ 656	$ 123
	========	========	========

The following table summarizes CSFT and securitization financing activities for the six months ended June 30, 2002 (in millions):

	Total	CSFT	Securitization

Total outstanding at December 31, 2001	$ 907	$ 768	$ 139
Amounts drawn	80	80	--
Amounts repaid	(208)	(192)	(16)
Total outstanding at June 30, 2002	$ 779	$ 656	$ 123
	=======	=======	========

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Standard will not have a material impact on our results of operations and financial position.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 EDS' 2002 Annual Meeting of Shareholders was held on April 19, 2002 in Plano, Texas. A total of 404,326,693 shares (approximately 84% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

(i)

Election of three Class III directors for a term expiring at the 2005 Annual Meeting of Shareholders:  Richard H. Brown - 320,384,224 shares cast for election and 86,836,089 shares withheld; James A. Baker, III - 320,686,322 shares cast for election and 86,533,922 shares withheld; and Judith Rodin - 321,104,607 shares cast for election and 86,115,706 shares withheld. The terms of the following directors continued after the meeting:  Roger A. Enrico, William H. Gray, III, Ray J. Groves, Ray L. Hunt, and C. Robert Kidder.

(ii)

Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2002:  390,384,236 shares cast for the ratification, 14,643,854 shares cast against the ratification, and 2,182,407 shares abstained.

(iii)

Stockholder proposal regarding poison pills: 240,874,821 shares cast for the proposal, 104,065,039 shares cast against the proposal and 3,595,360 shares abstained. There were 116,544,232 broker non-votes.

(iv)

Stockholder proposal regarding super-majority vote: 231,523,214 shares cast for the proposal, 113,546,398 shares cast against the proposal and 3,465,604 shares abstained. There were 116,544,236 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

               None.

(b)           Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: July 25, 2002	By:	/s/ James E. Daley
James E. Daley
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: July 25, 2002	By:	/s/ Michael Milton
Michael Milton
Corporate Controller
(Principal Accounting Officer)