Form 10-Q
period 2002-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2002-11-14
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

 As of October 31, 2002, there were 476,395,581 outstanding shares of the registrant's Common Stock, $.01 par value per share.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

INDEX

                                                                                                                                                                                                            Page No.

Part I - Financial Information (Unaudited)
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Income	3
	Unaudited Condensed Consolidated Balance Sheets	4
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	30

Part II - Other Information
Item 1.	Legal Proceedings	31
Item 6.	Exhibits and Reports on Form 8-K	31

Signatures		32

Certification of Chairman and Chief Executive Officer		33

Certification of Chief Financial Officer		34

PART I

ITEM 1.    FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$ 5,406	$ 5,559	$ 16,221	$ 15,637

Costs and expenses
Cost of revenues	4,638	4,471	13,408	12,705
Selling, general and administrative	488	468	1,393	1,378
Acquired in-process R&D and other acquisition related costs	--	141	--	141
Other charges	35	--	35	--
Total costs and expenses	5,161	5,080	14,836	14,224

Operating income	245	479	1,385	1,413

Other income (expense)
Interest expense and other, net	(115)	(102)	(241)	(155)
Reclassification of investment gain from equity	--	--	--	315
Total other income (expense)	(115)	(102)	(241)	160

Income before income taxes and cumulative effect of a change in accounting principle	130	377	1,144	1,573

Provision for income taxes	44	165	389	591
Income before cumulative effect of a change in accounting principle	86	212	755	982
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	--	--	--	(24)
Net income	$ 86	$ 212	$ 755	$ 958

Basic earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$ 0.18	$ 0.45	$ 1.57	$ 2.10
Cumulative effect on prior years of a change in accounting for derivatives	--	--	--	(0.05)
Net income	$ 0.18	$ 0.45	$ 1.57	$ 2.05
Diluted earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$ 0.18	$ 0.44	$ 1.54	$ 2.04
Cumulative effect on prior years of a change in accounting for derivatives	--	--	--	(0.05)
Net income	$ 0.18	$ 0.44	$ 1.54	$ 1.99

Cash dividends per share	$ 0.15	$ 0.15	$ 0.45	$ 0.45

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	September 30,	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$ 343	$ 521
Marketable securities	271	318
Accounts receivable and unbilled revenue, net	6,426	5,642
Prepaids and other	1,062	893
Total current assets	8,102	7,374

Property and equipment, net	3,188	3,082
Investments and other assets	954	911
Goodwill	4,036	3,692
Intangible assets, net	1,417	1,294
Total assets	$ 17,697	$ 16,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,663	$ 3,623
Deferred revenue	681	488
Income taxes	426	220
Current portion of long-term debt	50	36
Total current liabilities	4,820	4,367
Deferred income taxes	163	204
Long-term debt, less current portion	5,141	4,692
Redeemable preferred stock of subsidiaries, minority interests and other long-term liabilities	567	644
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	--	--
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at September 30, 2002; 495,593,044 shares issued at December 31, 2001	5	5
Additional paid-in capital	918	962
Retained earnings	7,662	7,122
Accumulated other comprehensive income	(391)	(560)
Treasury stock, at cost, 19,523,065 and 18,277,672 shares at September 30, 2002 and December 31, 2001, respectively	(1,188)	(1,083)
Total shareholders' equity	7,006	6,446
Total liabilities and shareholders' equity	$ 17,697	$ 16,353

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended
	September 30,
	2002	2001
Cash Flows from Operating Activities
Net income	$ 755	$ 958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,059	1,104
Deferred compensation	41	76
Asset write-downs, including acquired in-process R&D	35	91
Other.	53	(330)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable and unbilled revenue	(717)	(631)
Prepaids and other	(234)	145
Accounts payable and accrued liabilities	(153)	(470)
Deferred revenue	150	(103)
Income taxes	205	114
Total adjustments	439	(4)
Net cash provided by operating activities	1,194	954

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	38	57
Proceeds from investments and other assets	59	150
Proceeds from divestitures	--	26
Payments for purchases of property and equipment	(790)	(956)
Payments for investments and other assets	(120)	(160)
Payments for acquisitions, net of cash acquired	(107)	(1,850)
Payments for purchases of software and other intangibles	(255)	(235)
Payments for purchases of marketable securities	(12)	(47)
Other	63	(9)
Net cash used in investing activities	(1,124)	(3,024)

Cash Flows from Financing Activities
Proceeds from long-term debt	24	2,294
Payments on long-term debt	(133)	(248)
Net increase in borrowings with original maturities less than 90 days	385	82
Payments for redeemable stock of subsidiary	--	(163)
Purchase of treasury stock	(380)	--
Employee stock transactions	83	211
Dividends paid	(215)	(211)
Other	(17)	8
Net cash provided by (used in) financing activities	(253)	1,973
Effect of exchange rate changes on cash and cash equivalents	5	(62)
Net decrease in cash and cash equivalents	(178)	(159)
Cash and cash equivalents at beginning of period	521	393
Cash and cash equivalents at end of period	$ 343	$ 234

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

The unaudited condensed consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contractual rights are not considered controlled subsidiaries. The Company's investments in entities which it does not control, but has the ability to exercise significant influence over their operating and financial policies, are accounted for under the equity method.

Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation.

NOTE 2: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows (in millions):

	2002	2001
For the three months ended September 30:
Basic earnings per share	480	471
Diluted earnings per share	488	486
For the nine months ended September 30:
Basic earnings per share	480	468
Diluted earnings per share	490	482

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options and contracts to purchase 75 million and 8 million shares of common stock for the three months ended September 30, 2002 and 2001, respectively, 75 million and 9 million shares of common stock for the nine months ended September 30, 2002 and 2001, respectively, and debt and related forward purchase contracts convertible into 33 million shares of common stock for the three months and nine months ended September 30, 2002.

 NOTE 3: REVENUE RECOGNITION

The Company provides services under time-and-material, unit-price and fixed-price contracts, which generally extend up to 10 years. Under time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed. For other unit-price and fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. The effect of changes to total estimated contract revenue and costs, including changes resulting from the cessation of the use of the zero-profit methodology, is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent and, therefore, could have a significant impact on the Company's earnings during such period. The Company recognizes allowances for doubtful accounts when circumstances indicate an account receivable will not be paid by a customer due to customer liquidity or other issues.

Unbilled revenue of $2.9 billion and $1.8 billion at September 30, 2002 and December 31, 2001, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. Of the $2.9 billion unbilled revenue balance outstanding at September 30, 2002, all but approximately $490 million is expected to be billed within one year. A specific client's aggregate unbilled revenue balance may not decrease when future billings are rendered because additional costs and related profits in excess of billings may also be incurred in the future in accordance with the contractual agreements. At September 30, 2002, unbilled revenue relating to contracts with U.S. Federal, state and international government clients totaled $1.7 billion.

During the three and nine months ended September 30, 2002, the Company recognized provisions for bad debt of $105 million and $197 million, respectively, in connection with the bankruptcy filings of WorldCom, Inc. and US Airways, Inc. (see Note 11).

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.9 billion and $4.6 billion at September 30, 2002 and December 31, 2001, respectively. Depreciation expense for the nine months ended September 30, 2002 and 2001 was $726 million and $724 million, respectively.

 NOTE 5: INVESTMENTS AND OTHER ASSETS

 Investments in marketable and non-marketable equity securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary. The fair values of equity securities are determined based on quoted market prices.  If quoted market prices are not available, fair values are estimated based on an evaluation of numerous indicators including, but not limited to, offering prices of recent issuances of the same or similar equity instruments, quoted market prices for similar companies and comparisons of recent financial information, operating plans, budgets, market studies and customer information to the information used to support the initial valuation of the investment. The Company considers several factors to determine whether a decline in the fair value of an equity security is other than temporary, including the length of time and the extent to which the fair value has been less than carrying value, the financial condition of the investee and the intent and ability of the Company to retain the investment for a period of time sufficient to allow a recovery in value. The carrying value of investments in non-marketable equity securities accounted for under the cost method of accounting totaled $47 million at September 30, 2002.

 The Company holds interests in various equipment financing leases accounted for as leveraged leases with a net investment balance totaling $119 million at September 30, 2002. The Company also has an equity interest totaling $187 million at September 30, 2002 in a partnership which holds leveraged aircraft lease investments, approximately 90% of which are with U.S. carriers, including approximately 20% with United Airlines.  The Company accounts for its interest in the partnership under the equity method. Due to uncertainties regarding the recoverability of the partnership's leveraged lease investments with US Airways, the Company recorded a $35 million writedown to its investment in the partnership during the three months ended September 30, 2002. In addition, the Company recognized equity investment impairment losses totaling $26 million during the three months and nine months ended September 30, 2002, and $28 million during the three months and nine months ended September 30, 2001. These amounts are reflected in other income (expense) in the Company's unaudited condensed consolidated statements of income.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS

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

 Under SFAS No. 142, the Company was required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. The Company completed the required transitional impairment tests during the six months ended June 30, 2002. No impairment losses were identified as a result of these tests.

 The following is a summary of net income and earnings per share for the three months and nine months ended September 30, 2001, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in millions, except per share amounts):

Three Months Ended	Nine Months Ended
September 30,	September 30,
2001	2001
Net income - as reported	$ 212	$ 958
Goodwill amortization, net of income taxes	36	102
Tradename amortization, net of income taxes	1	4
Net income - as adjusted	$ 249	$ 1,064

Basic earnings per share of common stock:
Net income - as reported	$ 0.45	$ 2.05
Goodwill amortization, net of income taxes	0.08	0.21
Tradename amortization, net of income taxes	--	0.01
Net income - as adjusted	$ 0.53	$ 2.27

Diluted earnings per share of common stock:
Net income - as reported	$ 0.44	$ 1.99
Goodwill amortization, net of income taxes	0.07	0.21
Tradename amortization, net of income taxes	--	0.01
Net income - as adjusted	$ 0.51	$ 2.21

The Company changed its segment reporting during 2002 to conform to a new organizational structure (see Note 9). The following is a summary of changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2002 (in millions):

	Operations	Solutions	PLM
	Solutions	Consulting	Solutions	All Other	Total

Balance at December 31, 2001	$ 2,349	$ 366	$ 961	$ 16	$ 3,692
Additions	230	12	23	--	265
Other	92	(2)	(15)	4	79
Balance at September 30, 2002	$ 2,671	$ 376	$ 969	$ 20	$ 4,036

Goodwill additions during the nine months ended September 30, 2002 resulted from the acquisition of Loudcloud, Inc. during the three months ended September 30, 2002 (see Note 12), and adjustments to the preliminary purchase price allocations related to other acquisitions completed subsequent to June 30, 2001. Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments.

 Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2001 and September 30, 2002 (in millions):

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$ 1,703	$ 896	$ 807
Customer accounts	437	124	313
Other	146	105	41
Total	$ 2,286	$ 1,125	1,161
Indefinite Useful Life
Tradename			133

Total intangible assets			$1,294

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$ 2,071	$ 1,085	$ 986
Customer accounts	375	124	251
Other	184	137	47
Total	$ 2,630	$ 1,346	1,284
Indefinite Useful Life
Tradename			133

Total intangible assets			$ 1,417

During the three months ended September 30, 2002, the Company recorded a $35 million asset impairment provision related to its decision to exit the subscription fulfillment business. This amount is reflected in other charges in the Company's unaudited condensed consolidated statements of income for the three months and nine months ended September 30, 2002. The impairment provision was calculated as the difference between carrying value of the net assets of the subscription fulfillment business and its estimated selling price, and resulted in the write-off of certain customer accounts intangible assets.

 Amortization expense related to intangible assets was $110 million and $75 million for the three months ended September 30, 2002 and 2001, respectively, and $302 million and $206 million for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense, as adjusted for 2002 impairment provisions, related to intangible assets at December 31, 2001 for each of the years in the five year period ending December 31, 2006 and thereafter is (in millions):  2002--$389; 2003--$287; 2004--$155; 2005--$89; 2006--$68; thereafter--$173.

NOTE 7: RESTRUCTURING ACTIVITIES AND OTHER CHARGES

 The following table summarizes activity in the restructuring accruals for the nine months ended September 30, 2002 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2001	$ 31	$ 13	$ 44
Amounts utilized	(7)	(3)	(10)
Balance at September 30, 2002	$ 24	$ 10	$ 34

The Company recorded restructuring charges and asset writedowns totaling $1,031 million in 1999 and 2000, net of reversals of $161 million in 2000 and 2001. Amounts recorded for restructuring activities in 1999 and 2000 provided for workforce reductions of approximately 16,050 employees. Total involuntary termination charges in 1999 and 2000 amounted to $806 million. These initiatives also resulted in charges of $99 million resulting from the exit of certain business activities and the consolidation of facilities and $126 million resulting from asset writedowns. During 1999, the Company's workforce was reduced by approximately 3,240 employees, who were identified in the 1999 restructuring initiative, due to the acceptance of the Company's early retirement offer. During 2001, the Company's workforce was reduced by approximately 1,230 employees, who were identified in the 2000 restructuring initiative, due to the sale of a subsidiary. Through September 30, 2002, approximately 11,450 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, $526 million of termination benefits have been charged to the accrual and $83 million has been paid in connection with the exit activities described above. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of September 30, 2002 with remaining reserves of $34 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred in 2002 and 2003.

NOTE 8: COMPREHENSIVE INCOME

 Comprehensive income was $77 million and $292 million for the three months ended September 30, 2002 and 2001, respectively, and $924 million and $648 million for the nine months ended September 30, 2002 and 2001, respectively. Differences between comprehensive income and net income result from foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and reclassifications of gains and losses recognized on security transactions from accumulated other comprehensive income to net income, including the reclassification of certain available-for-sale securities into the trading securities classification (see Note 10).

 NOTE 9: SEGMENT INFORMATION

 Effective April 15, 2002, the Company combined elements of Information Solutions, Business Process Management and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the information technology ("IT") outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business combines the capabilities of E Solutions with the applications services business of Information Solutions. A.T. Kearney and Product Lifecycle Management ("PLM") Solutions remain separate lines of business. The accompanying segment information is stated in accordance with the new organizational structure. Prior period segment data has been restated to conform to the 2002 presentation.

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

 The following is a summary of revenues and operating income (expense) by reportable segment for the three months and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended September 30,
	2002		2001
		Operating		Operating
		Income		Income
	Revenues	(Expense)	Revenues	(Expense)

Operations Solutions	$ 3,598	$ 319	$ 3,739	$ 568
Solutions Consulting	1,427	246	1,556	352
PLM Solutions	197	30	204	42
All other	184	(350)	60	(483)
Total	$ 5,406	$ 245	$ 5,559	$ 479

	Nine Months Ended September 30,
	2002		2001
		Operating		Operating
		Income		Income
	Revenues	(Expense)	Revenues	(Expense)

Operations Solutions	$ 10,897	$ 1,258	$ 10,401	$ 1,507
Solutions Consulting	4,384	807	4,359	887
PLM Solutions	650	122	494	90
All other	290	(802)	383	(1,071)
Total	$ 16,221	$ 1,385	$ 15,637	$ 1,413

The following is a summary of total assets by reportable segment as of September 30, 2002 and December 31, 2001 (in millions):

	September 30,	December 31,
	2002	2001
Total Assets
Operations Solutions	$ 11,329	$ 10,418
Solutions Consulting	2,751	2,679
PLM Solutions	1,580	1,589
All other	2,037	1,667
Total	$ 17,697	$ 16,353

NOTE 10: CHANGE IN ACCOUNTING FOR DERIVATIVES

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

 NOTE 11: COMMITMENTS AND CONTINGENCIES

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

 In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances does the Company have the ultimate obligation to acquire the underlying assets unless nonperformance under the service contract would permit its termination, or the Company fails to comply with certain customary terms under the financing agreements, including, for example, covenants the Company has undertaken regarding the use of the assets for their intended purpose. The Company considers the likelihood of its failure to comply with any of these terms to be remote.

 At September 30, 2002, the estimated future asset purchases that can be financed under existing financing arrangements were $1.0 billion. The aggregate dollar value of assets purchased under these financing transactions were $38 million and $295 million, respectively, during the three months ended September 30, 2002 and 2001, and $118 million and $415 million during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, there were outstanding an aggregate of $640 million under CSFTs yet to be paid by the Company's clients. As of September 30, 2002, there were outstanding $114 million of financial assets securitized by the Company yet to be paid by the client. In the event a contract may be terminated due to nonperformance, the Company would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.0 billion. The Company believes it has sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

 The following table summarizes CSFT and securitization financing activities for the nine months ended September 30, 2002 (in millions):

	Total	CSFT	Securitization

Total outstanding at December 31, 2001	$ 907	$ 768	$ 139
Amounts drawn	118	118	--
Amounts repaid	(271)	(246)	(25)
Total outstanding at September 30, 2002	$ 754	$ 640	$ 114

On July 21, 2002, WorldCom filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company provides IT services to WorldCom, the majority of which are provided under an 11-year, $6.4 billion services agreement signed in October 1999. Under existing IT services agreements, WorldCom contributed approximately $500 million of the Company's revenues during the nine months ended September 30, 2002. Through September 30, 2002, the cumulative profit margin earned on the WorldCom contracts approximated the Company's overall operating margin. Total receivables outstanding under such agreements, net of reserves, were approximately $100 million at September 30, 2002. The Company owns equipment and other assets having a net book value of approximately $75 million deployed on the WorldCom IT services agreements, and approximately one percent of the Company's employee base is dedicated to performing services under the WorldCom IT services agreements. Based on prior experience, in the event of a change in service requirements, the Company believes it would be able to promptly redeploy its employees and adjust its cost base, substantially mitigating the earnings impact of any change in service requirements. The Company further believes WorldCom will continue to require substantial IT services in its ongoing operations.

 In addition to the IT services contracts, the Company and WorldCom entered into a network services agreement in 1999, valued at $6.0 billion, requiring the Company to procure telecommunications network services from WorldCom over 11 years. There are two components of the Company's annual revenue commitment to WorldCom: a cumulative take-or-pay revenue threshold that increases by $400 million per year, and a higher cumulative threshold that increases by $600 million per year, which includes the previously mentioned $400 million threshold. The Company is obligated to pay 100 percent of any shortfall below the lower threshold. In the event the Company fails to meet the higher annual threshold, the Company would be obligated to pay WorldCom 20% of the difference between the Company's actual spend and the higher threshold. The Company's ability to meet these minimums has been adversely impacted by the recent events in the telecom industry and events surrounding WorldCom. The Company believes, however, either through negotiation or the terms of its agreement with WorldCom, the Company will obtain relief from some or all of these obligations based on a variety of circumstances related to WorldCom's condition and that of the telecommunications industry generally. Based on consultation with outside legal counsel, the Company determined it should no longer accrue take-or-pay obligations or penalties related to the network agreement with WorldCom. The Company believes the present level of network services acquired from WorldCom is sufficient under the equitable relief provisions of the contract to avoid these incremental obligations. The maximum payment obligations under the network services agreement are reflected in Note 14 to the financial statements included in the Company's 2001 Annual Report on Form 10-K.

 Under the network services agreement, WorldCom is the Company's preferred telecommunications provider. However, this relationship is not exclusive. The Company utilizes many telecommunications service providers around the world and is free to bid with such providers to meet the needs of its clients. At September 30, 2002, the Company had approximately $20 million of assets on its balance sheet associated with the network services contract, the bulk of which are prepayments to WorldCom for network-related services. As part of its service offerings, the Company routinely provides business continuity and disaster recovery plans to ensure access to alternative carriers in the event of telecommunications service disruption. The Company is closely monitoring the situation with WorldCom and will obtain alternative providers for clients as necessary. Nonetheless, because of various attributes of the WorldCom network at this time, the Company believes the network will continue to operate in some fashion.

 Due to uncertainties regarding the recoverability of pre-bankruptcy receivables and certain assets associated with the WorldCom IT services and network contracts, the Company recorded reserves and asset writedowns totaling $101 million and $31 million during the three months ended June 30, 2002 and September 30, 2002, respectively. These amounts are reflected in cost of revenues in the Company's unaudited condensed consolidated statements of income.   Although WorldCom may reject its services and network services contracts with the Company through its bankruptcy proceeding, the remaining asset balances associated with these contracts are expected to be recovered through future cash collections and operations.

In a transaction unrelated to the agreements referred to above, the Company entered into a fiber optic equipment leveraged lease with MCI Communications Corporation, a domestic subsidiary of WorldCom, in 1988. The Company's unrecovered investment in the related equipment, net of taxes, totaled $37 million at September 30, 2002. Although WorldCom may reject its leveraged lease with the Company through its bankruptcy proceeding, the Company currently expects to recover its investment in this lease.

 On August 11, 2002, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company provides IT services to US Airways through a long-term agreement. The US Airways contract contributed approximately $145 million of the Company's revenues during the nine months ended September 30, 2002. Through September 30, 2002, the cumulative profit margin earned on the US Airways contract approximated the Company's overall operating margin. Total receivables outstanding under such agreements, net of reserves, were approximately $20 million at September 30, 2002. The Company owns equipment and other assets having a net book value of approximately $50 million deployed on the US Airways services agreement. The Company believes US Airways will continue to require substantial IT services in its ongoing operations.

 Due to uncertainties regarding the recoverability of pre-bankruptcy receivables associated with the IT services contract, the Company recorded reserves totaling $74 million during the three months ended September 30, 2002. This amount is reflected in cost of revenues in the Company's unaudited condensed consolidated statements of income. As discussed in Note 5, the Company also recorded a $35 million writedown to its investment in a partnership due to uncertainties related to the recovery of that partnership's investment in leveraged leases with US Airways.

 The Company's services contracts with customers contain rights and performance obligations of both parties. From time to time, the Company is required to take appropriate actions to enforce its rights under its customer service contracts and ensure recoverability of associated assets. At September 30, 2002, the Company had instituted appropriate legal action to ensure recoverability of approximately $55 million of net assets associated with a services contract terminated by the Company due to a default by the customer.  The Company believes the recovery of these assets is probable.

 During 2001, the Company initiated a program to manage the future stock issuance requirements of the Company's employee stock incentive plans by utilizing equity investment contracts for EDS stock. During the nine months ended September 30, 2002, the Company settled all of these contracts through a series of purchases of 5.4 million cumulative treasury shares of EDS common stock for approximately $340 million at a weighted-average exercise price of $62.73 per share. Amounts paid upon the purchase of the underlying shares, net of put premiums received of $15 million, were recorded as a component of shareholders' equity. No equity investment contracts issued under this program were outstanding at September 30, 2002.

 The Company and certain of its officers are defendants in numerous (in excess of twenty) purported shareholder class action suits filed from September 2002 through November 2002 in response to the Company's September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock.  The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding the Company's financial condition. In addition, three purported class action suits have been filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in one of the cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act and made misrepresentations to the class regarding the value of EDS shares.  The Company intends to file a motion to consolidate all of the foregoing cases into a single action in the United States District Court for the Eastern District of Texas and to defend the action vigorously.  As these matters are in the earliest stages, the Company is not able to determine the actual impact on its consolidated financial statements; however, the Company does not expect the impact to be material.

In addition, the Company has recently been served with two derivative complaints filed by shareholders in the District Court of Collin County, Texas against its directors and certain officers and naming the Company as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding the Company's financial condition similar to those raised in the purported class actions described above.  As these actions are in the earliest stages, the Company is not able to determine the actual impact on its consolidated financial statements; however, the Company does not expect the impact to be material. These actions will be defended vigorously.

NOTE 12: ACQUISITIONS

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

The following table is prepared on a pro forma basis for the three months and nine months ended September 30, 2001 as though the Sabre, Systematics and SDRC businesses and the UGS minority interest had been acquired as of January 1, 2001 (in millions, except per share amounts):

Three Months Ended	Nine Months Ended
September 30,	September 30,
2001	2001

Revenues	$ 5,611	$ 16,621
Income before cumulative effect of a change in accounting principle	314	1,067
Net income	314	1,043
Basic earnings per share of common stock	0.67	2.22
Diluted earnings per share of common stock	0.65	2.16

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

 On August 16, 2002, the Company acquired the managed hosting business of Loudcloud, Inc. (now known as Opsware Inc.) for $63.5 million in cash. In addition, the Company entered an agreement to license Loudcloud's Web hosting automation software Opsware™ for a fee of $52.0 million over three years. Such license is reflected as a software asset and long-term liability in the Company's unaudited condensed consolidated balance sheet at September 30, 2002. The acquisition and licensing agreement strengthen the Company's position and commitment to the Web hosting market and provide a foundation for widespread automation of service delivery and applications management.

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

 Forward-Looking Statements

The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, financing transactions, the impact of acquisitions and divestitures, the impact of customer bankruptcies, the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings, the timing of the revenue, earnings and cash flow impact of new and existing contracts, backlog, the value of new contract signings, business pipeline and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the impact of general economic conditions on our ability to sign new business and obtain additional revenues from our existing clients; the degree to which third parties continue to outsource information technology ("IT") and business processes and/or purchase other technology services and products furnished by us; the financial and operational performance of current and future client contracts, including contracts with GM and the Navy; with respect to client contracts accounted for under the percentage-of-completion method of accounting (which include several large IT outsourcing agreements), the performance of such contracts in accordance with our cost and revenue estimates and, with respect to government contracts accounted for under such method (including our Navy Marine Corp Intranet contract) our ability to fully recover certain amounts in the event of the government's cancellation of the contract or imposition of additional terms and conditions due to changes in government funding or otherwise; the generation of cash flow from current and future client contracts in accordance with our estimates; the impact of acquisitions and divestitures, including our ability to improve productivity and achieve synergies from acquired businesses; the cost of attracting and retaining highly skilled personnel; the carrying value of our assets; economic conditions impacting certain industries from which we generate a significant amount of revenues, including the airline, travel and telecommunications industries; the impact of bankruptcy filings by significant customers or suppliers including, with respect to WorldCom, Inc., the impact of its bankruptcy on the terms of our network services and information technology agreements with that company; with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return; and fluctuations in foreign currency and exchange rates. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Acquisitions

On August 16, 2002, we acquired the managed hosting business of Loudcloud, Inc. (now known as Opsware Inc.) for $63.5 million in cash. In addition, we entered an agreement to license Loudcloud's Web hosting automation software Opsware™ for a fee of $52.0 million over three years.  Such license is reflected as a software asset and long-term liability in our unaudited condensed consolidated balance sheet at September 30, 2002. The acquisition and licensing agreement strengthen our position and commitment to the Web hosting market and provide a foundation for widespread automation of service delivery and applications management.

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

In connection with the acquisitions of SDRC and the minority interest in UGS, we recorded a pre-tax charge relating to acquired in-process research and development ("R&D") totaling $86 million. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The remaining costs to complete the SDRC projects were anticipated to be approximately $51 million, and the projects will be released throughout 2002. Thirty of the forty-five SDRC projects have been completed through September 30, 2002 and the costs to complete the remaining projects are approximately $2 million. The remaining costs to complete the UGS projects were anticipated to be approximately $47 million, and the projects will be released throughout 2002. Thirty-three of the fifty UGS projects have been completed through September 30, 2002 and the costs to complete the remaining projects are approximately $2 million. If these projects are not successfully developed, future revenues and profitability may be adversely affected, and the value of intangible assets acquired may become impaired. Management continues to believe the original net cash flow projections used to value these projects are reasonable.

Results of Operations - Consolidated

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues:
Base	$ 4,821	$ 4,808	$ 14,288	$ 13,317
GM	585	751	1,933	2,320
Total	$ 5,406	$ 5,559	$ 16,221	$ 15,637

Total revenues decreased $153 million, or 3%, for the three months ended September 30, 2002 compared with the corresponding period in 2001. Total revenues decreased 5% on a constant foreign currency basis. Total organic revenues, which further excludes the impact of acquisitions and divestitures, decreased 6%. Revenues from base clients increased $13 million for the three months ended September 30, 2002 compared with the corresponding period in 2001. On a constant foreign currency basis, revenues from base clients decreased 3% in 2002, and base organic revenues decreased 4%. The decrease in base organic revenues was due to the prolonged softness in the economy which has caused a sharp decline in the level of discretionary IT spending by our base clients. Revenues from GM decreased $166 million, or 22%, for the three months ended September 30, 2002 compared with the corresponding period in 2001. Revenues from GM decreased 23% in 2002 on both a constant currency and organic basis. Four percentage points of this decrease were attributable to a software sale in our PLM Solutions line of business during 2001 which was not duplicated in 2002. An additional three percentage points of the decrease was due to reduced revenue resulting from billing rate adjustments. The remainder of the decrease was due to GM's continued focus on reducing discretionary IT spending. We expect total revenues to continue to be impacted by the market's reduction in discretionary spending as well as declines in the level of new business signed in 2002. See "Results of Operations - Segments" for a discussion of our segment revenues.

Total revenues increased $584 million, or 4%, for the nine months ended September 30, 2002 compared with the corresponding period in 2001. Total revenues increased 4% on a constant foreign currency basis, and total organic revenues decreased 1%. Revenues from base clients increased $971 million, or 7%, for the nine months ended September 30, 2002 compared with the corresponding period in 2001. On a constant foreign currency basis, revenues from base clients increased 7% in 2002 and base organic revenues increased 2%. Revenues from GM decreased $387 million, or 17%, for the nine months ended September 30, 2002 compared with the corresponding period in 2001. Revenues from GM decreased 17% in 2002 on both a constant currency and organic basis due to the reasons discussed above. See "Results of Operations - Segments" for a discussion of our segment revenues.

Costs and expenses.  Our gross margin percentage [(revenues less cost of revenues)/revenues] decreased to 14.2% for the three months ended September 30, 2002, compared with 19.6% for the corresponding period in 2001.  For the nine months ended September 30, 2002, our gross margin percentage decreased to 17.3% compared with 18.8% for the comparable period in 2001. Our gross margin percentages in 2002 were adversely affected by receivable reserves and asset writedowns related to our contractual relationships with WorldCom and US Airways, both of which filed for bankruptcy during the three months ended September 30, 2002. Excluding the impact of these charges, our gross margin percentages for the three months and nine months ended September 30, 2002 were 16.2% and 18.6%, respectively. Cost of revenues for the three months and nine months ended September 30, 2001 includes amortization expense related to goodwill and certain intangible assets no longer amortized under a new accounting standard effective January 1, 2002. Excluding amortization expense related to these assets, our gross margin percentages for the three months and nine months ended September 30, 2001 were 20.4% and 19.6%, respectively. Approximately one percentage point of the decrease in our gross margin percentage during the three months ended September 30, 2002 was due to loss accruals related to the financial performance of certain European contracts. The remaining decrease in our 2002 gross margin was due to the decrease in revenues associated with discretionary IT spending in 2002.

As a percentage of revenues, selling, general and administrative expenses were 9.0% and 8.4% for the three months ended September 30, 2002 and 2001, respectively. The increase in this percentage in 2002 was due to an increase in selling costs. For the nine months ended September 30, 2002 and 2001, selling, general and administrative expenses as a percentage of revenues were 8.6% and 8.8%, respectively.

Restructuring activities and other charges. The following table summarizes restructuring activities and other charges for the nine months ended  September 30, 2002 (in millions):

Employee Separations	Exit Costs	Total

Balance at December 31, 2001	$ 31	$ 13	$ 44
Amounts utilized	(7)	(3)	(10)
Balance at September 30, 2002	$ 24	$ 10	$ 34

We recorded restructuring charges and asset writedowns totaling $1,031 million in 1999 and 2000, net of reversals of $161 million in 2000 and 2001. Amounts recorded for restructuring activities in 1999 and 2000 provided for workforce reductions of approximately 16,050 employees. Total involuntary termination charges in 1999 and 2000 amounted to $806 million. These initiatives also resulted in charges of $99 million resulting from the exit of certain business activities and the consolidation of facilities and $126 million resulting from asset writedowns. During 1999, our workforce was reduced by approximately 3,240 employees, who were identified in the 1999 restructuring initiative, due to the acceptance of our early retirement offer. During 2001, our workforce was reduced by approximately 1,230 employees, who were identified in the 2000 restructuring initiative, due to the sale of a subsidiary. Through September 30, 2002, approximately 11,450 employees have left EDS through involuntary termination as a result of the 1999 and 2000 initiatives, $526 million of termination benefits have been charged to the accrual and $83 million has been paid in connection with the exit activities described above. Restructuring actions contemplated under the 1999 and 2000 restructuring plans are essentially complete as of September 30, 2002 with remaining reserves of $34 million being comprised primarily of future severance-related payments to terminated employees, future lease payments for exited facilities and accruals for other restructuring activities. Management expects that remaining cash expenditures relating to these charges will be incurred in 2002 and 2003.

Other income (expense). The components of other income (expense) are presented below for the three months and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Other income (expense):
Interest income and other	$ (56)	$ (31)	$ (52)	$ 23
Interest expense	(59)	(71)	(189)	(178)
Reclassification of investment gain from equity	--	--	--	315
Total other income (expense)	$ (115)	$ (102)	$ (241)	$ 160

Interest income and other decreased $25 million and $75 million during the three months and nine months ended September 30, 2002, respectively, compared with the corresponding periods in 2001. The decrease during the three months ended September 30, 2002 was due to a $35 million charge related to the writedown of an investment in a partnership which holds leveraged leases with US Airways. The impact of this charge was offset by incremental net investment losses in 2001. The decrease during the nine months ended September 30, 2002 was due to the $35 million partnership impairment charge and $43 million of incremental net investment losses in 2002. Interest expense decreased $12 million during the three months ended September 30, 2002 compared with the corresponding period in 2001. The decrease in interest expense is due to a lower weighted-average cost of borrowing attributable to the decline in market interest rates since mid-2001. Interest expense increased $11 million during the nine months ended September 30, 2002 compared with the corresponding period in 2001. This increase was due to an increase in our average outstanding debt balance during the nine months ended September 30, 2002 as compared to the same period in 2001.

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

Income taxes. The effective tax rates were 33.8% and 43.8% for the three months ended September 30, 2002 and 2001, respectively. The effective tax rates were 34.0% and 37.6% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in our effective tax rate in 2002 was due to acquired in-process R&D expense in the third quarter of 2001 which is not deductible in the computation of the provision for income taxes, and the reduction in non-deductible goodwill amortization expense associated with the new accounting standard for goodwill in 2002.

Net income.  Net income decreased $126 million to $86 million for the three months ended September 30, 2002 compared with $212 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.18 as compared with $0.45 and $0.44, respectively, during the corresponding period in the prior year. Net income decreased $203 million to $755 million for the nine months ended September 30, 2002 compared with $958 million during the corresponding period of the prior year.  Basic and diluted earnings per share were $1.57 and $1.54 compared with $2.05 and $1.99, respectively, during the corresponding period in the prior year.

Effective January 1, 2002, we fully adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. During the three months and nine months ended September 30, 2001, we recognized amortization expense of $45 million and $128 million, respectively, related to assets for which amortization was discontinued effective January 1, 2002 upon adoption of SFAS No. 142.

Results of Operations - Segments

Effective April 15, 2002, we combined elements of Information Solutions, Business Process Management and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business combines the capabilities of E Solutions with the applications services business of Information Solutions. A.T. Kearney and PLM Solutions remain separate lines of business. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates with differences between fixed and actual exchange rates being included in the "all other" category. The "all other" category also includes A.T. Kearney and corporate expenses.

Revenues. The following table displays revenues by reportable segment for the three months and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenues:
Operations Solutions	$ 3,598	$ 3,739	$ 10,897	$ 10,401
Solutions Consulting	1,427	1,556	4,384	4,359
PLM Solutions	197	204	650	494
All other	184	60	290	383
Total	$ 5,406	$ 5,559	$ 16,221	$ 15,637

Revenues from our Operations Solutions line of business decreased $141 million to $3,598 million for the three months ended September 30, 2002 on a constant foreign currency basis. This decrease was comprised of a $50 million decrease in revenues from base clients and a $91 million decrease in revenues from GM. The decrease in revenues from base clients was associated with European business. Revenues from our Solutions Consulting line of business decreased $129 million to $1,427 million for the three months ended September 30, 2002 on a constant foreign currency basis. This decrease was comprised of a $89 million decrease in revenues from base clients and a $40 million decrease in revenues from GM. The decrease in revenues from base clients was comprised of a decrease from contracts with clients in the Americas of approximately $150 million and in Asia of approximately $30 million offset by an increase from contracts with clients in Europe of approximately $90 million. Revenues from our PLM Solutions line of business decreased $7 million to $197 million for the three months ended September 30, 2002 compared with the corresponding period in 2001. The decrease in revenues from PLM Solutions was comprised of a decrease from contracts with clients in the Americas of approximately $28 million offset by an increase from contracts with clients in Europe of approximately $8 million and in Asia of approximately $13 million. Excluding the impact of the acquisition of SDRC in August 2001, revenues from PLM Solutions decreased 24% for the three months ended September 30, 2002 compared with the corresponding period in 2001. The decrease in organic revenues from PLM Solutions was due to certain non-recurring software sales recorded in 2001 with GM. Revenues from A.T. Kearney, included in the "all other" category, decreased $24 million to $266 million for the three months ended September 30, 2002 on a constant foreign currency basis. This decrease was due to weak demand in the European market for high value management consulting services and reflects the tightening of discretionary spending by our clients for short-term projects.

Revenues from our Operations Solutions line of business increased $496 million to $10,897 million for the nine months ended September 30, 2002 on a constant foreign currency basis. This increase was comprised of a $732 million increase in revenues from base clients, offset by a $236 million decrease in revenues from GM. Approximately 55% of the increase in revenue from base clients was due to contracts with clients in the Americas and approximately 45% was due to contracts with clients in Europe. Revenues from our Solutions Consulting line of business increased $25 million to $4,384 million for the nine months ended September 30, 2002 on a constant foreign currency basis. This increase was comprised of a $173 million increase in revenues from base clients, offset by a $148 million decrease in revenues from GM. The increase in revenues from base clients was comprised of an increase from contracts with clients in Europe of approximately $325 million offset by a decrease from contracts with clients in the Americas of approximately $85 million and in Asia of approximately $65 million. Revenues from our PLM Solutions line of business increased $156 million to $650 million for the nine months ended September 30, 2002 compared with the corresponding period in 2001. The increase in revenues from PLM Solutions was comprised of a increase from contracts with clients in the Americas of approximately $41 million, in Europe of approximately $60 million and in Asia of approximately $55 million. Excluding the impact of the acquisition of SDRC in August 2001, revenues from PLM Solutions decreased 17% for the nine months ended September 30, 2002 compared with the corresponding period in 2001. The decrease in organic revenues from PLM Solutions was due to the reason discussed above. Revenues from A.T. Kearney, included in the "all other" category, decreased $100 million to $851 million for the nine months ended September 30, 2002 on a constant foreign currency basis. This decrease was due to the reasons discussed in the preceding paragraph.

Operating income. Management uses operating income, which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. The following table displays operating income by reportable segment for the three months and nine months ended September 30, 2002 and 2001 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Operating income (expense):
Operations Solutions	$ 319	$ 568	$ 1,258	$ 1,507
Solutions Consulting	246	352	807	887
PLM Solutions	30	42	122	90
All other	(350)	(483)	(802)	(1,071)
Total	$ 245	$ 479	$ 1,385	$ 1,413

Operating income for Operations Solutions decreased $249 million for the three months ended September 30, 2002 compared with the corresponding period in 2001. The operating margin for Operations Solutions decreased to 8.9% in 2002 from 15.2% in 2001. Operating income for Operations Solutions was adversely affected by receivable reserves and asset writedowns totaling $90 million related to our contractual relationships with WorldCom and US Airways. Excluding these items, the operating margin for Operations Solutions was 11.4% in 2002. Excluding the impact of goodwill amortization expense, the operating margin for Operations Solutions was 16.0% in 2001. The decrease in the operating margin for Operations Solutions in 2002 was due to the aforementioned decrease in revenues, including the billing rate adjustments related to GM, loss accruals related to the financial performance of certain European contracts and declines in the level of new business signed in 2002.

Operating income for Solutions Consulting decreased $106 million for the three months ended September 30, 2002 compared with the corresponding period in 2001. The operating margin for Solutions Consulting decreased to 17.2% in 2002 from 22.6% in 2001. Operating income for Solutions Consulting was adversely affected by receivable reserves and asset writedowns totaling $15 million related to our contractual relationships with WorldCom and US Airways. Excluding these items, the operating margin for Solutions Consulting was 18.4% in 2002. Excluding the impact of goodwill amortization expense, the operating margin for Solutions Consulting was 22.9% in 2001. The decrease in the operating margin for Solutions Consulting in 2002 was due to a contract termination fee benefit received in 2001 and a decline in profitability experienced on certain European contracts in 2002.

Operating income for PLM Solutions decreased $12 million for the three months ended September 30, 2002 compared with the corresponding period in 2001. The operating margin for PLM Solutions decreased to 15.2% in 2002 from 20.6% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for PLM Solutions was 23.5% in 2001. The decrease in the operating margin for PLM Solutions in 2002 was due to certain non-recurring software sales recorded in 2001 with GM.

Operating income for Operations Solutions decreased $249 million for the nine months ended September 30, 2002 compared with the corresponding period in 2001. The operating margin for Operations Solutions decreased to 11.5% in 2002 from 14.5% in 2001. Operating income for Operations Solutions was adversely affected by receivable reserves and asset writedowns totaling $169 million related to our contractual relationship with WorldCom and US Airways. Excluding these items, the operating margin for Operations Solutions was 13.1% in 2002. Excluding the impact of goodwill amortization expense, the operating margin for Operations Solutions was 15.4% in 2001. The decrease in the operating margin for Operations Solutions in 2002 was due to the reasons discussed above for the decline in operating margin for the three months ended September 30, 2002.

Operating income for Solutions Consulting decreased $80 million for the nine months ended September 30, 2002 compared with the corresponding period in 2001. The operating margin for Solutions Consulting decreased to 18.4% in 2002 from 20.3% in 2001. Operating income for Solutions Consulting was adversely affected by receivable reserves and asset writedowns totaling $37 million related to our contractual relationship with WorldCom and US Airways. Excluding these items, the operating margin for Solutions Consulting was 19.3% in 2002. Excluding the impact of goodwill amortization expense, the operating margin for Solutions Consulting was 20.6% in 2001. The decrease in the operating margin for Solutions Consulting in 2002 was due to the reasons discussed above for the decline in operating margin for the three months ended September 30, 2002.

Operating income for PLM Solutions increased $32 million for the nine months ended September 30, 2002 compared with the corresponding period in 2001. The operating margin for PLM Solutions increased to 18.8% in 2002 from 18.2% in 2001. Excluding the impact of goodwill amortization expense, the operating margin for PLM Solutions was 22.1% in 2001. The decrease in the operating margin for PLM Solutions in 2002 was due to the reason discussed above for the decline in operating margin for the three months ended September 30, 2002.

Financial Position

At September 30, 2002, we held cash and cash equivalents of $343 million, had working capital of $3.3 billion, and had a current ratio of 1.7-to-1. This compares to cash and cash equivalents of $521 million, working capital of $3.0 billion, and a current ratio of 1.7-to-1 at December 31, 2001. At September 30, 2002, approximately 60% of our cash and cash equivalents and marketable securities were not available for debt repayment due to various commercial limitations on the use of these assets. Our days sales outstanding at September 30, 2002 increased to 107 days compared to 86 days at December 31, 2001. Days sales outstanding for trade receivables were 59 days at September 30, 2002 compared with 56 days at December 31, 2001. Days sales outstanding for unbilled revenue were 48 days at September 30, 2002 compared with 30 days at December 31, 2001. Unbilled revenue increased $1.1 billion to $2.9 billion at September 30, 2002 from $1.8 billion at December 31, 2001. Approximately $710 million of the increase in unbilled revenue resulted from significant contracts signed by the Company during 2001 and late 2000 with the U.S. Navy and the U.K. government. Approximately $1.6 billion of unbilled revenue, representing 26 days sales outstanding, relates to such contracts. In addition, approximately $40 million of the increase was due to foreign currency translation adjustments. Approximately 60% of unbilled revenue at September 30, 2002 related to contracts with government clients which carries low credit risk.

We hold interests in various equipment financing leases accounted for as leveraged leases with a net investment balance totaling $119 million at September 30, 2002. We also have an equity interest totaling $187 million at September 30, 2002 in a partnership which holds leveraged aircraft lease investments, approximately 90% of which are with U.S. carriers, including approximately 20% with United Airlines. Our ability to recover our investment in the partnership is primarily dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of filing for bankruptcy, the investment in the partnership would likely be impaired.

Total debt increased to $5.1 billion at September 30, 2002, from $4.7 billion at December 31, 2001, primarily as a result of $252 million net payments for EDS treasury stock and new capital leases of $105 million. Total debt consists of notes payable, capital leases and commercial paper. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) increased to 42.1% at September 30, 2002 compared with 41.6% at December 31, 2001.

In October 2000, we were awarded a contract to provide end-to-end information technology services on a "seat management basis" for an estimated 360,000 U.S. Navy (the "Navy") and Marine Corp users and an additional estimated 80,000 Navy Reserve personnel (the "NMCI Contract"). The NMCI Contract, as originally executed, had a base period of five years with a three-year extension at the option of the Navy. Service is "rolled out" to individual users ("seats") following the order of a procurement contracting officer. Upon issuance of orders, we and the Navy establish a timeline to assume responsibility for the existing infrastructure ("legacy systems") supporting the ordered seats.  Upon this assumption of responsibility, we are paid 85% of the established seat price as we establish the new systems and infrastructure needed to support delivery of the enhanced service to the ordered seats.  Upon completion of this activity, the seat is switched to the new environment and after we have achieved the agreed upon performance standards we are entitled to bill at 100% of the established seat price.

We developed the pricing for the NMCI Contract based on the assumption that we would receive revenues and seat orders in the amounts and during the periods projected in the contract's pricing schedule. For a number of reasons, including the significant increase in the number of legacy systems we have been required to test and certify during the performance of the contract and the imposition by the Navy and Congress of additional testing requirements beyond the commercial testing requirements anticipated at the time the contract was awarded, the roll-out schedule on which we based our pricing has been delayed significantly.

In October 2002, we executed a modification to the NMCI Contract with the Navy. Under that modification, the base period was extended from five to seven years, with a minimum aggregate purchase obligation of the Navy for certain specified services, primarily "seat services," of $6 billion over the seven year base period. In addition, we released the Navy from any liability under the contract for equitable adjustments or claims attributable to delays in issuing orders for seats up to the date of the modification.

Due to the continuing risk associated with the timing and type of seat deployment, we intend to account for the NMCI Contract on a zero profit basis for the foreseeable future. As of September 30, 2002, our unaudited condensed consolidated balance sheet contained approximately $1.7 billion of assets, consisting of unbilled revenue, property and equipment, and other assets, attributable to the contract. At September 30, 2002, the Navy was authorized to order 160,000 computer seats for the current program year ending September 30, 2003. At such date, we had assumed responsibility for approximately 94,000 seats, of which approximately 86,000 were computer seats.  Approximately 30,000 of these computer seats had been switched over to the new environment. We expect to assume responsibility for virtually all of the 160,000 computer seats by the end of 2002. Material delays in the transfer of these seats could negatively impact the financial performance of the contract and our earnings during the quarter in which any such impact occurs. Under the terms of the NMCI Contract, as modified, the Navy is obligated to order an additional 150,000 computer seats upon our meeting Service Level Agreements on an existing 20,000 seats and our successful completion of an operational assessment. We currently anticipate such actions will be concluded by the end of November 2002. Material delays in the completion of such operational assessment, or in the assumption of responsibility for or installation of these additional seats by the end of 2003, could also negatively impact the financial performance of this contract and our earnings during the quarter in which any such impact occurs.

We offer pension and other postretirement benefits to our employees through multiple global pension plans. Our largest pension plans are funded through our cash contributions and earnings on plan assets. As required, we use the actuarial models required by SFAS No. 87, Employers' Accounting for Pensions, to account for our pension plans. A significant actuarial assumption used to calculate the net periodic pension benefit expense and the related pension benefit obligation for each of our defined pension benefit plans is the expected long-term rate of return on plan assets. SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns on pension plan assets.

Negative financial market returns in 2001 and 2002 have caused our actual pension plan asset returns to be less than the expected returns reflected in our assumptions. Our long-standing policy of making consistent cash pension plan contributions has provided some protection against negative short-term market returns. However, despite these contributions, negative market returns have resulted in a decline in our plan assets and declining discount rates have resulted in an increase in our pension liability over the last several years.  These factors have caused a significant decline in our pension plans' funded status, which as of October 31, 2002 reflected total plan assets of approximately $3.5 billion and had total estimated accumulated benefit obligations under all plans of $4.0 billion. As a result, under the requirements of SFAS No. 87, we expect to accrue an aggregate minimum pension plan liability, net of tax, of approximately $350 million during the fourth quarter of 2002 with a corresponding reduction in accumulated other comprehensive income in shareholders' equity. We also expect a non-cash increase in our 2003 pension expense estimated to be approximately $120 million. As our annual pension plan measurement date is October 31, the actual amount of the minimum pension plan liability and increase in 2003 pension expense will not be finalized until the pension plan valuation is completed by our actuaries in December 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased $240 million to $1,194 million for the nine months ended September 30, 2002 compared with $954 million during the corresponding period of the prior year. The increase in cash flow from operating activities was due to a $44 million increase in earnings, excluding depreciation and amortization, deferred compensation, asset write-downs and other operating items, and $196 million resulting from changes in working capital items.

Net cash used in investing activities decreased $1,900 million to $1,124 million for the nine months ended September 30, 2002 compared with $3,024 million during the corresponding period of the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in payments for acquisitions in 2002 of $1,743 million and a decrease in payments for purchases of property equipment in 2002 of $166 million. Free cash flow, measured as net cash provided by operating activities less net cash used in investing activities, excluding those related to acquisitions, divestitures and marketable securities, was $151 million for the nine months ended September 30, 2002. This compares with negative free cash flow of $256 million for the nine months ended September 30, 2001.

Free cash flow for the nine months ended September 30, 2002 was negatively impacted by investments related to certain large contracts with the U.S. and U.K. governments, including the NMCI Contract. The NMCI and U.K. government contracts resulted in a negative impact on free cash flow of $860 million during the nine months ended September 30, 2002.

In December 2001, the Company initiated a program to manage the future stock issuance requirements of the Company's employee stock incentive plans by utilizing equity investment contracts for EDS stock and purchasing shares in the open market. Prior to that time, the Company had solely purchased shares in the open market to manage such needs. The Company purchased 640,000 shares in the open market under this program during the nine months ended September 30, 2002. In addition, during the period of December 2001 through May 2002, the Company entered into equity investment contracts and put obligations to buy up to 5.4 million shares of EDS stock. During the nine months ended September 30, 2002, the Company settled all of these contracts through a series of purchases of 5.4 million cumulative treasury shares of EDS common stock for $340 million at a weighted-average exercise price of $62.73 per share. The principal source of funding for these purchases was proceeds from commercial paper borrowings. Amounts paid upon the purchase of the underlying shares, net of put premiums of $15 million, were recorded as a component of shareholders' equity. No equity investment contracts issued under this program were outstanding at September 30, 2002. The Company plans to continue a strategy of managing the future stock issuance requirements of its employee incentive plans through the purchase of EDS stock on the open market and potentially through the use of equity investment contracts.

The holders of the zero-coupon convertible notes issued in October 2001 can require us to redeem their notes in October 2003 for an aggregate redemption price of $772 million. We expect holders to exercise this option. We expect to obtain the cash necessary to redeem the notes through various sources, including operational cash flow, sale of non-core assets and capital market transactions.

Our principal source of liquidity is cash flow from operations. In addition, at September 30, 2002, we had committed lines of credit of approximately $1.25 billion, all unused, which serve as a backup facility for commercial paper borrowings. We generally utilize commercial paper facilities to manage short-term working capital fluctuations and to temporarily finance strategic transactions until that debt can be replaced by a longer-term facility. Operating and capital leases are also used periodically to fund capital expenditures.  During the three months ended September 30, 2002, the use of leasing as a financing alternative increased and we expect this increase to continue.

Moody's Investor Services, Inc. ("Moody's"), placed our "A1" long-term and "P1" short-term ratings on review for possible downgrade in July 2002 and September 2002, respectively. Standard & Poor's Rating Services ("S&P") downgraded our long-term rating from "A+" to "A" in September, 2002 and placed both our "A" long-term and "A1" short-term ratings on credit watch with negative implications. In September, 2002, Fitch Ratings ("Fitch") downgraded our long-term ratings to "A" from "AA-". In September, 2002, Fitch also downgraded our short-term rating to "F1" from "F1+". We are not on credit review with Fitch. We believe we will continue to have adequate access to the capital markets to meet our liquidity requirements and believe it is unlikely that the rating agencies would take any action that would materially impact our future access to the capital markets. In addition, there is no action the credit rating agencies could take that would impact the availability of our committed lines of credit.

We have various commitments with third parties related to services that require us to maintain specified investment grade debt ratings. In the unlikely event we were to become  noncompliant with these requirements and waivers are not granted, the related commitments may accelerate and become due immediately. At September 30, 2002, $170 million would be payable under these agreements if S&P or Moody's lowers our long-term credit ratings to below "BBB+" or "Baa1", respectively, and an additional $252 million would be payable in the event of a further downgrade to below investment grade ("Ba1" by Moody's or "BB+" by S&P).

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

Under CSFT arrangements, the independent third-party financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under a securitization transaction, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust ("Trust"). We have no effective control over the activities of the Trust, and it is legally isolated from EDS. In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have the ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the likelihood of our failure to comply with any of these terms to be remote.

At September 30, 2002, the estimated future asset purchases that can be financed under existing financing arrangements were $1.0 billion. The aggregate dollar value of assets purchased under these financing transactions were $38 million and $295 million, respectively, during the three months ended September 30, 2002 and 2001, and $118 million and $415 million, respectively, during the nine months ended September 30, 2002 and 2001. As of September 30, 2002, there were outstanding an aggregate of $640 million under CSFTs yet to be paid by our clients. As of September 30, 2002, there were outstanding $114 million of financial assets securitized by EDS yet to be paid by our client. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.0 billion. We believe we have sufficient alternative sources of liquidity to directly finance the purchase of IT capital assets to be used for service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitization

Total estimated draws under financings arranged, net of expirations	$ 2,800	$ 2,200	$ 600
Estimated amounts not yet drawn	1,008	549	459
Total amounts drawn	1,792	1,651	141
Amounts repaid	(1,038)	(1,011)	(27)
Total outstanding at September 30, 2002	$ 754	$ 640	$ 114

The following table summarizes CSFT and securitization financing activities for the nine months ended September 30, 2002 (in millions):

	Total	CSFT	Securitization

Total outstanding at December 31, 2001	$ 907	$ 768	$ 139
Amounts drawn	118	118	--
Amounts repaid	(271)	(246)	(25)
Total outstanding at September 30, 2002	$ 754	$ 640	$ 114

Please refer to Note 11 to the unaudited condensed consolidated financial statements for discussion of additional commitments and contingencies.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Standard will not have a material impact on our results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The accounting for similar events and circumstances is unchanged. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Standard will not have a material impact on our results of operations and financial position.

The FASB's Emerging Issues Task Force ("EITF") has announced that it expects to reach a consensus in November 2002 on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The proposed EITF would govern how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The proposed segmentation criteria are more easily achieved than those listed in existing contract accounting literature, and accordingly are likely to result in more segmentation of a multiple-element IT outsourcing arrangement into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit. Assuming the segmentation criteria are met, the accounting for system design and development elements of multiple-element IT outsourcing contracts will continue to use the percentage-of-completion method of revenue recognition. The accounting for this element, which usually occurs in the early stages of these contracts and has resulted in the recognition of the majority of our unbilled revenues, will not change as a result of the proposed EITF. Revenue recognition for the segmented processing elements will likely occur on a transaction or straight-line basis.

The transitional provisions of the proposed EITF are not yet determined. Current considerations include application on a prospective basis, and then only to contracts entered into on, or after January 1, 2003, or retroactive application through a cumulative adjustment as of January 1, 2003. Since the majority of our multiple-element IT outsourcing contracts were negotiated and accounted for as single units, it is unlikely we will adopt the provisions of the proposed EITF on a retroactive basis. The impact of the proposed EITF on future results of operations will be dependent upon negotiated contract terms contained in new contracts.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, EDS carried out an evaluation, under the supervision and with the participation of EDS' management, including EDS' Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon that evaluation, EDS' Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that EDS' disclosure controls and procedures are effective.

There have been no significant changes in EDS' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We and certain of our officers are defendants in numerous (in excess of twenty) purported shareholder class action suits filed from September 2002 through November 2002 in response to our September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that we had entered into, and the drop in the price of EDS common stock.  The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding our financial condition. In addition, three purported class action suits have been filed on behalf of participants in the EDS 401(k) Plan against us, certain of our current and former officers and, in one of the cases, our directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act and made misrepresentations to the class regarding the value of EDS shares.  We intend to file a motion to consolidate all of the foregoing cases into a single action in the United States District Court for the Eastern District of Texas and to defend the action vigorously.  As these matters are in the earliest stages, we are not able to determine the actual impact on our consolidated financial statements; however, we do not expect the impact to be material.

In addition, we have recently been served with two derivative complaints filed by shareholders in the District Court of Collin County, Texas against our directors and certain officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding EDS' financial condition similar to those raised in the purported class actions described above.  As these matters are in the earliest stages, we are not able to determine the actual impact on our consolidated financial statements; however, we do not expect the impact to be material. These actions will be defended vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10(r)(1)

Amended Revolving Credit and Term Loan Agreement dated as of September 11, 2002 among EDS, the lenders party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Banc of America Securities and Salomon Smith Barney, as Co-Lead Arrangers, and JPMorgan Chase Bank, Credit Suisse First Boston and Societe Generale, as Co-Documentation Agents, amending the Revolving Credit and Term Loan Agreement dated September 15, 1999.

10(r)(2)	Revolving Credit and Term Loan Agreement dated September 15, 1999 referred to in Exhibit 10(r)(1) above.
10(s)

Multi-Currency Revolving Credit Agreement dated as of September 15, 1999 among EDS, the lenders party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York, as Agents, Banco Santander Central Hispano, S.A.-New York Brance, The Dai-ichi Kangyo Bank, Limited, New York Branch, PNC Bank National Association and Wachovia Bank, N.A., as Co-Agents, Banc of America Securities and Salomon Smith Barney, as Co-Lead Managers, and the other lenders named therein.

 (b)          Reports on Form 8-K

During the quarter ended September 30, 2002, EDS filed the following Current Reports on Form 8-K:

(i)            Current Report on Form 8-K dated September 18, 2002 reporting under Item 9 - Regulation FD Disclosure, a press release and related slides posted on EDS' website.

(ii)           Current Report on Form 8-K dated September 24, 2002 reporting under Item 9 - Regulation FD Disclosure, a press release.

(iii)          Current Report on Form 8-K dated September 30, 2002 reporting under Item 9 - Regulation FD Disclosure, an open letter to shareholders posted on EDS' website.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

 ELECTRONIC DATA SYSTEMS CORPORATION

                  (Registrant)

Dated:  November 13, 2002                                                                                                                   By:                      /s/ James E. Daley
                                                                                                                                                                                                 James E. Daley
                                                                                                                                                                                     Executive Vice President and
                                                                                                                                                                                           Chief Financial Officer
                                                                                                                                                                                    (Principal Financial Officer)

 Dated:  November 13, 2002                                                                                                                  By:                         /s/ Michael Milton
                                                                                                                                                                                                   Michael Milton
                                                                                                                                                                                            Corporate Controller
                                                                                                                                                                                    (Principal Accounting Officer)

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard H. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Data Systems Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

 The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

    /S/ Richard H. Brown
Richard H. Brown
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, James E. Daley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Electronic Data Systems Corporation;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

    /S/ James E. Daley
James E. Daley
Executive Vice President and Chief Financial Officer