Form 10-K
period 2002-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2003-03-12
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2548221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Legacy Drive, Plano, Texas 75024-3199

(Address of principal executive offices, including ZIP code)

Registrant’s telephone number, including area code: (972) 604-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Income Prides	New York, London New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓     No         .

Indicate by check mark whether the registrant is an accelerated filer. Yes     ✓     No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $17,844,000,000.

There were 477,162,671 shares of the registrant’s common stock outstanding as of January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 are incorporated by reference in Part III.

PART I

ITEM	1. BUSINESS

Overview

Electronic Data Systems Corporation (“EDS”) has been a leader in the global information technology (“IT”) services industry for over 40 years. We provide the strategies, solutions, services and products to help our clients manage the business and technology complexities of the digital economy, bringing together the world’s best technologies and processes to address our clients’ critical business imperatives. Our end-to-end portfolio of services integrates our four lines of business – Operations Solutions, Solutions Consulting, A.T. Kearney and Product Lifecycle Management Solutions – to help clients solve complex business issues and achieve results with technology. Our eight Global Industry Groups – Communications, Consumer Industries and Retail, Energy, Financial Services, Government, Health Care, Manufacturing and Transportation – work with each of our lines of business and client executive teams to effectively position the company within our target markets.

As of December 31, 2002, we employed approximately 137,000 persons in the United States and approximately 60 countries around the world. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604-6000.

Our predecessor was incorporated in Texas under the name Electronic Data Systems Corporation in 1962. In 1984, General Motors Corporation (“GM”) acquired all of the capital stock of our predecessor and we remained a wholly-owned subsidiary of GM until our split-off in June 1996. As a result of the split-off, EDS became an independent, publicly-held Delaware corporation. Unless the context otherwise requires, references to EDS include its predecessor and subsidiaries.

We make available free of charge on our Web site at www.EDS.com/investor our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). We also make available on our Web site other reports filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our Web site to be part of this Form 10-K.

Lines of Business

EDS operates through four lines of business: Operations Solutions; Solutions Consulting; A.T. Kearney; and Product Lifecycle Management Solutions. Financial information relating to each of our lines of business is set forth in Note 11 to the consolidated financial statements contained in this Report.

Operations Solutions

Operations Solutions, our largest line of business, manages IT and business process solutions to help companies and governments around the world reduce complexity, create efficiencies and manage risk. Operations Solutions transforms core businesses and accelerates strategic agendas through a range of capabilities backed by EDS’ global infrastructure and deep vertical industry expertise.

The Operations Solutions line of business was organized in April 2002 to combine the IT outsourcing operations, including centralized and distributed systems and communications management, of our former Information Solutions line of business with the business process outsourcing capabilities of our former Business Process Management line of business.

Information Technology Outsourcing

Desktop Services.    EDS offers comprehensive, expert management of clients’ distributed IT environments through remote monitoring and management, request management, on-site systems support and asset tracking. Desktop Services include:

•	End User Services. Our customizable services manage the desktop environment for end-user communities with distinct user profiles, devices, applications, work locations or collaboration needs. Offered through a Web portal with flexible pricing options, End User Services include messaging, digital learning, mobility and mail services.

•	Field Services. We offer on-site implementation and maintenance of desktop infrastructure, including hardware and software support, install/move/add/change services and warranty management.

•	Helpdesk Services. We provide users with a single point of contact for problem and service requests. These services enable direct interaction between the desktop user and EDS’ technical support organizations, which leverage both human and technical resources.

•	Infrastructure Services. We manage local area networks and shared systems to defined levels of performance, including server management, network management, security management (including PKI, smart card and business continuity/disaster recovery options) and backup/restore services.

•	Technology Lifecycle Management. EDS provides a suite of services that augment, support and increase the value and productivity of end-user hardware and software. The services include planning and architecture, procurement, global reporting, model office services (to test designs before implementation), security management and business continuity/disaster recovery services.

Hosting Services.    We offer a continuum of fully managed, scalable, hosting services, including the following:

•	Application Hosting. EDS’ integrated solutions help clients with the implementation and hosting of their enterprise packaged applications. Our scalable solutions include network connectivity, infrastructure, professional services and application administration.

•	Intelligent Storage. EDS’ on-demand Liquid StorageSM offering provides a secure, scalable solution that adapts to a client’s changing information needs. Services include storage-related consulting and implementation and management of storage devices and related software.

•	Mainframe Management. Our flexible, customizable, large-scale data center hosting solutions include industry-proven standards for security, delivery excellence and productivity improvements.

•	Midrange Management. We provide a flexible set of infrastructure hosting services for Internet and wireless applications as well as traditional enterprise business applications.

•	Security and Privacy. We deliver consulting, technology, training and managed solutions to ensure the privacy, integrity and continued availability of critical information and processes. Our services and solutions include smart cards and biometrics, perimeter protection of logical systems, best practices in business continuity, security and privacy training and outsourced managed security and privacy.

•	Web Hosting. We offer a complete set of fully managed services, including Web Servers, Application Servers, Database Management, Managed Network, Storage on Demand, Security, Back-up and Restore, Business Continuity and Disaster Recovery.

Communications Services

EDS Communications Services designs, builds, deploys and manages for clients seamless networks that integrate voice, video and data, improve the effectiveness of data exchange in the supply chain and deliver secure connectivity and smooth operations over a wired or wireless platform. We offer clients a high-availability infrastructure for both wired and wireless platforms, a comprehensive portfolio of voice, video and data capabilities and superior communications management services.

Business Process Outsourcing

Financial Process Management Services.    This service line offers a suite of solutions for the financial, business and government markets. EDS offers financial transaction processing solutions, including credit card processing, digital payments processing and loan servicing, to banks, lending institutions and retailers. We offer a full continuum of mortgage and consumer lending services, from origination, administration and servicing to collection and asset recovery. EDS solutions enable clients to save time, manage costs and increase payment and settlement speed and accuracy by leveraging and integrating technologies, automating manual processes and strengthening customer interaction techniques.

Customer Relationship Management (CRM) Services.    Our CRM services enable clients to identify, acquire, service and retain their customers. Services include: contact center outsourcing services, offering customer care, employee care, sales and marketing services, and technical product support through dedicated and leveraged customer contact centers around the world; supply chain logistics services, including product fulfillment, online retail fulfillment, wireless logistics services and distribution services; warranty administration services for companies with large warranty claim processes, third party service channels and diverse supplier networks; and business intelligence services, enabling clients to increase operational efficiencies and improve information utilization. EDS’ portfolio of CRM services also includes the offerings of our Solutions Consulting and A.T. Kearney lines of business described below.

Administrative Process Management.    We provide Medicare and Medicaid claims processing to the U.S. federal and state governments helping them lower program costs while increasing efficiency and performance. Our offerings include fiscal agent services; decision support services; fraud, waste and abuse protection services; integrated pharmacy services; Health Insurance Portability and Accountability Act (HIPAA) compliance services; immunization registry and tracking services; and case management services. EDS also offers Internet-based enrollment and eligibility inquiry capabilities.

Enterprise Shared Services (ESS). We enable clients to control costs and integrate processes through the following ESS offerings and enabling technologies: human resources services; finance and accounting services; and procurement outsourcing services.

Solutions Consulting

The Solutions Consulting line of business, which was organized in April 2002, combines the global solutions consulting capabilities of our former E Solutions line of business with the applications services business of our former Information Solutions line of business. Solutions Consulting encompasses a continuum of innovative and scalable solutions from enterprise strategy through application design, development and deployment. Our services encompass the management and deployment of disciplines, competencies and capabilities within the following areas: Applications Services, Applied Value Chain Services, Business Process Innovation Services and Business Acceleration Services.

Applications Services

EDS Applications Services helps organizations plan, develop, integrate and manage custom applications, packaged software and industry-specific solutions. We offer applications development and management services on an outsourced or out-tasked basis. Services range from outsourcing of all application development and management to implementation and management of EDS-owned or third-party industry applications. Benefits to clients for these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes. Our Applications Services include the following:

•	Application Development and Support. We create new applications, providing full lifecycle support through delivery. We define the application requirements, analyze application characteristics, implement to a production environment and monitor performance for a warranted time.

•	Application Selective Outsourcing. We offer full support for either specific applications or an entire application portfolio. An expert EDS team assesses the specified applications, plans the transition and provides ongoing management to improve the client’s productivity and operating efficiency.

•	Enterprise Application Management. We provide ongoing remote support of enterprise resource planning (“ERP”) software such as SAP®, Oracle® and PeopleSoft®. We offer a full range of managed services, including functional help desk, program management, software vendor fixes, minor enhancements and extensions.

Our Applications Services are supplemented by our industry-specific applications for the communications, financial, health care and transportation industries as well as for government clients.

Applied Value Chain Services

EDS Applied Value Chain Services engineers and integrates technology-enabled business solutions to optimize clients’ processes and help them achieve rapid business results. Through competencies in solutions engineering, enterprise modeling and business intelligence, and expertise in enterprise software solutions such as SAP®, Oracle®, PeopleSoft® and other commercially available application software, we can create efficiencies and improve performance. Our capabilities are organized into the following five practice areas:

•	Customer Relationship Management Services. Our services help clients create collaborative, client-centric organizations. We provide assessments, design and architecture, and implementation of CRM solutions to manage the customer experience.

•	Enterprise Resource Management Services. Our services help clients assess and optimize their core enterprise business processes and applications globally in both shared and dedicated environments. Services include solutions engineering, enterprise modeling, real-time automation, business intelligence and enterprise-software expertise, including SAP®, Oracle® and PeopleSoft®.

•	Engineering and Manufacturing Services. Our services help clients remove inefficiencies, transcend disparate systems and master growth and complexity in their product lifecycle. As a result, clients can move ideas and products to market faster, reduce product lifecycle costs and improve product design.

•	Supply Chain Management Services. We assist clients in the creation of efficient extended supply chains that are responsive to dynamic markets, bring new products to clients faster and improve operational effectiveness. Our solutions combine leading practices and technologies such as e-business portals, key performance indicators, business intelligence, integration, advanced planning and scheduling, ERP, e-engineering and electronic business networks.

•	Industry Products. Services include a full range of consulting, planning, implementation and optimization to support adapting and deploying industry-specific solutions to meet our clients’ needs.

Business Process Innovation Services

Business Process Innovation Services help clients achieve their business objectives by redesigning and transforming their people, process and performance measurement systems to effectively support their business strategies. We create operational efficiencies and enhance how our clients deliver products and services to their clients and throughout their enterprise. Services include quickly identifying opportunities for the greatest impact, developing a business case for change, implementing industry-specific best practices and developing a phased change implementation plan. Our competencies are organized into the following practice areas:

•	Business Process Alignment. Our services align our clients’ business to common objectives, processes, technologies and tools so that the full power of their enterprise is behind achieving their business objectives and satisfying their clients. Common deliverables include process designs, flows, simulations, best-practices analyses, organizational design/redesign options, opportunity reports and transition plans and schedules.

•	Performance and Value Management. Our services create performance and value management systems and tools that empower leaders to measure success against strategic goals, manage day-to-day operations and quickly identify and address emerging issues by having access to accurate and timely information. Our services include identifying appropriate performance metrics and the associated data sources, building measurement tools and dashboards and analyzing results.

•	Change Management. Our services assess and transform organizational structures and roles to support new ways of doing business. We help clients plan for change, align leadership support and empower employees through communication and training to have the skills and knowledge to perform effectively.

•	Learning Solutions. Our solutions help clients build and retain a competitive workforce. We work with clients to develop learning strategies, offer custom and catalog curriculums and create manuals and job aids. Delivery platforms include the Web, mobile devices, broadcast and portal options.

Business Acceleration Services

Our Business Acceleration Services portfolio optimizes business processes and delivers solutions that enable clients to quickly realize business value, generate savings and minimize implementation risk. We apply proven and emerging technologies through the following service practices:

•	EAI.Web Services. By integrating disparate systems, we offer clients greater access to information, systems and tools within their enterprise or among other members of their trading community. Our capabilities include integration assessment, application-to-application and business-to-business integration, building of portals and dashboards and workflow integration.

•	Portals and Dashboards. Provides clients with immediate, aggregated information in a personalized view. We focus on implementing secure, Web-based solutions that provide a single point of access to information, applications and services. This practice combines functions from many IT disciplines, including business intelligence, document management and Intranet site development.

•	Collaboration Services. Enables clients to share and coordinate data with employees, customers, suppliers and partners, build digital communities and exchange information within applications, among enterprises and across business relationships. We optimize collaboration and improve related business processes through the deployment of leading messaging and collaboration technologies.

•	Web Application Development. Allows clients to significantly reduce IT costs and create more responsive and effective organizations by seamlessly connecting information, people, systems and devices. We offer a range of services using both Microsoft® and Java® 2 Enterprise Edition (J2EE) platforms as well as the advantages of certified developers, proven architectural frameworks and best practice software development methodologies.

•	Web Content Management. We design and deploy innovative Web content management solutions to help clients manage digital contents to deliver a personalized Web experience, enable collaboration and promote re-use.

•	Mobile Applications. Enables clients to extend information sharing to an increasingly remote work force. Our offerings include Mobile Workplace, an integrated service platform providing mobile employees real-time interactive access to workplace applications, and Mobile e-mail and Collaboration, extending e-mail access to mobile employees.

•	Microsoft Enterprise Services. We build and deliver innovative solutions that leverage Microsoft platforms, products and tools, with emphasis on developer tools, server software, client software and end user applications.

A.T. Kearney

A.T. Kearney, a leading global management consultancy, became a subsidiary of EDS in 1995. The firm provides clients with management consulting services, including strategy and organization consulting and operations and business technology consulting, as well as executive search services. A.T. Kearney addresses issues on the CEO’s agenda through delivery of leading-edge solutions to complex problems and implementation that brings results.

A.T. Kearney serves clients through practice teams focused on major industries, including: automotive; consumer products and retail; communications, media and entertainment; financial institutions; high tech; pharmaceuticals/health care; process industries; aerospace and defense; transportation and travel; utilities; and government. The firm works in collaboration with other EDS lines of business. Services provided by A.T. Kearney include the following:

•	Strategy and Organization Consulting. This practice is based on a strong foundation in corporate and business unit strategy. A.T. Kearney helps clients define strategic priorities, allocate resources, design their organizations and implement change. Our primary marketplace offerings are Merger Integration, Top-Line Growth (focusing on pricing optimization) and Marketing Strategy.

•	Operations Consulting. Clients turn to A.T. Kearney for proven expertise and strategies in four key competencies – supply chain and manufacturing solutions, strategic supply management, innovation and customer relations. We respond to senior executive demand for solutions that are relevant to business needs, yet rapidly deployed and quickly implemented. Our unique offerings include Sourcing Solutions, Creating Supply Advantage, Next Generation Cost Reduction, MRO (material repair operations) Management, and Supply Chain Performance Improvement.

•	Enterprise Services Transformation. This practice leverages A.T. Kearney’s significant expertise in Corporate Center Strategy and Organization Effectiveness to meet clients’ operational diagnostic, planning and high-level design requirements. Offerings include outsourcing of clients’ human resources; finance and accounting; and customer service processes.

•	A.T. Kearney Executive Search. Offers specialty practice teams in most industries and virtually every functional discipline.

Product Lifecycle Management Solutions

EDS Product Lifecycle Management (“PLM”) Solutions is a market leader in PLM software and related services. PLM Solutions enables all of the participants involved in a company’s product lifecycle to work in concert to bring products to market and support its customer base by combining the capabilities and advantages of digital product design, simulation, manufacturing and collaboration technologies in unified software solutions that maximize the business value of the entire product lifecycle. EDS PLM Solutions enables companies to marshal the skills, expertise, knowledge and experience of their entire extended enterprises and apply them to every major stage in their product lifecycle to achieve competitive excellence.

The PLM Solutions line of business was formed through the consolidation of two former public companies, Structural Dynamics Research Corporation (“SDRC”) and Unigraphics Solutions Inc. (“UGS”). We acquired SDRC in August 2001 and we completed the acquisition of a minority interest in UGS that had been held by the public in September 2001.

PLM Solutions’ products are offered on an out-of-the-box, industry-specific or individual company basis. Our product suite includes:

•	Mechanical Design Automation Software. PLM Solutions’ Unigraphics®NX software and I-deas™ software feature knowledge-based capabilities for complex product development, simulation, and manufacture.

•	Mid-level Mechanical Design Automation Software. PLM Solutions’ Solid Edge® software provides built-in product data management for product design.

•	Collaborative Product Lifecycle Management Software. PLM Solutions’ Teamcenter® software offers a complete, scalable suite to capture, manage, visualize, and leverage diverse product information and intellectual capital throughout all stages of the product lifecycle.

•	Digital Manufacturing Software. PLM Solutions’ E-factory™ software enables optimization of factory layouts, work cell design, material handling, product safety, and ergonomics.

We support our products through ExperteamSM, which provides PLM best practice methodologies, implementation services and expertise for substantive and accelerated technology benefit, and Open Tools, which includes universally accessible data repositories, CAD-neutral 2D and 3D visualization and an open standards-based web-native architecture for easy and error-free data and knowledge exchange among companies.

Approximately 34,500 clients use EDS PLM Solutions’ products and services. PLM Solutions’ products generate a substantial component of the world’s 3D product definition data and are utilized in diverse industries including aerospace, automotive, hi-tech and machine tool. In 2002, we expanded to serve new markets such as retail, pharmaceutical and consumer products.

Revenues

Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our client contracts generally range from less than one year in the management consulting business to up to 10 or more years in our IT outsourcing business.

Other than GM, no one client accounted for more than 10 percent of our total revenues in any of the past three years. Approximately 45% of our 2002 revenues were generated outside the United States.

Certain IT outsourcing agreements, principally in our Operations Solutions line of business, contain third-party benchmarking provisions which generally permit contractual rates to be compared to a range of market rates for comparable services on a periodic basis over the term of the agreement. We refer you to the “Results of Operations – Consolidated” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of these provisions.

Approximately $3.0 billion of our 2002 revenues were attributable to the U.S. federal government, including our Navy Marine Corps Intranet contract described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position.” Contracts with the U.S. federal government are subject to various attributes that differ from other commercial contracts, including modifications in scope of work due to changing customer requirements, annual funding constraints of the federal government and the indefinite delivery/indefinite quantity characteristics of certain federal government contracts.

Acquisitions, Investments and Strategic Alliances

From time to time EDS has made acquisitions in an effort to obtain a competitive advantage or a new or expanded presence in targeted geographic or service markets. Acquisitions may continue to be an element of our ongoing strategy. In 2000, we created a venture fund to facilitate certain strategic technology investments. While we may continue to make strategic technology investments from time to time in the ordinary course of our business, we have discontinued future investments through this venture fund.

From time to time we enter into strategic alliances that allow us to develop and enhance our offerings with the core competencies of world class partners, including EMC, Microsoft and Sun Microsystems. These alliance relationships can play an integral role in developing solutions to our clients’ business and technology challenges. However, we remain “vendor independent” and continue to maintain multiple technology practices and platforms to enable us and our clients to select the right vendor for specific needs.

Competition

The IT services market remains fragmented and highly competitive. We experience significant competition in all four of our lines of business. Our Operations Solutions line of business faces competition from companies providing IT outsourcing and business process outsourcing solutions. The principal competitors of our Operations Solutions line of business are International Business Machines’ Global Services (“IBM GS”), Computer Sciences Corporation (“CSC”), Fujitsu Services, Hewlett-Packard Services, First Data Corp., Automatic Data Processing, Inc., Affiliated Computer Services Inc., Accenture Ltd, and Convergys Corporation. Our Solutions Consulting line of business competes with IBM GS (including its consulting business formerly operated by PricewaterhouseCoopers), Accenture Ltd, Cap Gemini Ernst & Young, CSC, Bearing Point, Inc. and Deloitte Consulting (which is changing its name to Braxton). In addition to these competitors, we increasingly see competition from niche offshore providers, primarily India-based competitors. The management consulting space, in which our A.T. Kearney line of business is positioned, competes against McKinsey & Company, Bain & Company, Booz Allen & Hamilton, Boston Consulting Group, Accenture Ltd and Deloitte Consulting. The principal competitors of our PLM Solutions line of business include Parametric Technology Corporation, Dassault Systemes, Matrix One, Inc., SAP AG and Autodesk, Inc. In addition, all four of our lines of business experience competition from numerous smaller, niche-oriented and regionalized IT services providers.

Technology and its application within the business enterprise are in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. We believe to continue to compete effectively we must develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis.

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

Services for General Motors

Approximately 12% of our total revenues in 2002 was attributable to GM and its affiliates. We are the primary provider of data processing and other IT services for GM and certain of its affiliates worldwide, including integrated information systems for health and benefits, engineering systems support, office automation, and plant automation functions. The loss of GM as an ongoing major customer would have a material adverse effect on EDS.

Immediately prior to our split-off from GM in 1996, we entered into a Master Service Agreement, or MSA, with GM that serves as a framework for the negotiation and operation of service agreements for certain “in-scope” IT services (as defined in the MSA) we provide to GM on a worldwide basis. These “in-scope” services accounted for approximately $2.1 billion of the $2.6 billion of our GM revenues in 2002. The remainder was attributable to goods and services provided outside the scope of the MSA.

The term of the MSA will continue until June 2006 and may be extended by mutual agreement of the parties. In addition, the MSA may be terminated by GM if there occurs a “change of control” of EDS and certain other conditions are met (including a determination by GM’s Board of Directors that there is substantial uncertainty about EDS’ ability to perform its obligations under the MSA or any other significant threat to the business relationship between the parties). Reference is made to the MSA, a copy of which has been filed with the SEC, for a description of the other terms and conditions of that agreement, including certain market testing procedures to test the competitiveness of the services we provide thereunder.

ITEM	2. PROPERTIES

As of December 31, 2002, we operated approximately 371 locations in 44 states and 222 cities in the United States and 587 locations in 201 cities in 40 countries outside the United States. At such date, we owned approximately 7 million square feet of space and leased from third parties approximately 25.6 million square feet of space. Our global headquarters campus in Plano, Texas contains approximately 3.2 million square feet of office and data center space. Other than the 1.6 million square foot EDS Centre building, which we lease for an initial term expiring in 2022 (with certain fixed price purchase options during and at the end of the initial term), we own all buildings and real estate comprising the Plano campus.

We operate 16 large scale Service Management Centers, or SMCs, in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands, Spain and the United Kingdom. SMCs principally support the IT outsourcing operations of our Operations Solutions line of business. In addition, we operate approximately 90 Solution Centres in locations throughout the world from which our staff provides applications services for our Solutions Consulting line of business. We also operate service delivery centers, or SDCs, at customer-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple customer SMCs or our Solution Centres. Our leased properties consist primarily of office, warehouse, Solutions Centre, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, generally have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract.

We believe that our facilities are suitable and adequate for our business. We periodically review our space requirements and consolidate and dispose of or sublet facilities we no longer require for our business and acquire new space to meet the needs of our business.

ITEM	3. LEGAL PROCEEDINGS

We and certain of our officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to our September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that we had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding our financial condition. In addition, five purported class action suits have been filed on behalf of participants in the EDS 401(k) Plan against us, certain of our current and former officers and, in some cases, our directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act and made misrepresentations to the class regarding the value of EDS shares. We have filed a motion to consolidate all of the foregoing cases into a single action in the United States District Court for the Eastern District of Texas, Sherman Division, and intend to defend the action vigorously. As these matters are in the earliest stages, we are not able to determine the actual impact on our consolidated financial statements; however, we do not expect the impact to be material.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against our directors and certain officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding EDS’ financial condition similar to those raised in the purported class actions described above. As these matters are in the earliest stages, we are not able to determine the actual impact on our consolidated financial statements; however, we do not expect the impact to be material. These actions will be defended vigorously.

The SEC staff is conducting a formal investigation relating to our purchase and settlement of forward contracts related to our common stock and information regarding events leading up to our third quarter 2002 earnings guidance announcement. We are in the process of responding to a subpoena and providing documents and information to the SEC staff and will continue to cooperate with the SEC staff in its investigation. We are unable to predict the outcome of the inquiry or any action that the SEC might take.

From time to time we are involved in various other litigation matters arising in the ordinary course of our business. We do not believe that disposition of any such current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to the executive officers of EDS as of February 15, 2003:

Richard H. Brown, 55, has been Chairman and Chief Executive Officer of EDS since January 1999. He was Chief Executive Officer of Cable & Wireless plc from July 1996 to December 1998 and President and Chief Executive Officer of H&R Block, Inc., and Chairman of its CompuServe subsidiary, from May 1995 to July 1996. Mr. Brown was Vice Chairman of Ameritech Corporation from January 1993 to May 1995 and President of its Illinois Bell subsidiary from 1990 to 1993. He held various executive positions with United Telecommunications, Inc. from 1981 to 1990, most recently as Executive Vice President, and was with Ohio Bell from 1969 to 1981.

Anthony Affuso, 56, has been President of EDS’ PLM Solutions line of business since its inception in September 2001. Prior to that time he had served as President and Chief Executive Officer of EDS’ UGS subsidiary from July 2000 to September 2001, Vice President and later Executive Vice President of Products and Operations of UGS from January 1998 to July 2000, and Vice President of Software Development and Marketing of UGS from March 1992 to December 1997.

James E. Daley, 61, has been Executive Vice President of Client Solutions, Global Sales and Marketing of EDS since February 2003. He has oversight responsibility for our sales, marketing, communications, service excellence, client solutions, alliances, chief client executive officer, global industry solutions and enterprise information technology functions. Mr. Daley served as Executive Vice President and Chief Financial Officer of EDS from March 1999 to February 2003. Before joining EDS, he had been with Price Waterhouse, L.L.P. from 1963 to 1998, serving as its Co-Chairman – Operations from 1988 to 1995, Vice Chairman International from 1995 to 1996, Global ABS Leader of Financial Services Industry Practices from 1997 to 1998, and as a member of its Policy Board from 1984 to 1995, Management Committee from 1986 to 1996, World Board from 1988 to 1996 and World Firm Management Committee from 1988 to 1995.

Paulett Eberhart, 49, has been President of EDS’ Solutions Consulting line of business since April 2002. She was responsible for the U.S. operations of our Information Solutions line of business from January to April 2002 and its U.S. – Southwest operations from October 1999 to January 2002. From August 1998 to October 1999 Ms. Eberhart was a Senior Vice President of EDS with responsibility for sections of our financial organization, including serving as acting chief financial officer prior to March 1999. Prior to that time, she had served as Controller since 1992 and Vice President since 1994. Ms. Eberhart joined EDS in 1978 and has served in numerous financial and leadership positions.

Douglas L. Frederick, 53, has been President of EDS’ Operations Solutions line of business since July 1999. Prior to joining EDS, he had served as Executive Vice President, Baan Customer Initiatives, of the Baan Company, a provider of enterprise business solutions, and Chairman and outside director of the Bain Company, a software technology company, from April 1997 to July 1999. Mr. Frederick was employed by The Boeing Company from 1979 to March 1997, holding senior executive IT positions commencing in 1990.

Dietmar Ostermann, 40, has been Chief Executive Officer of A.T. Kearney, our management consultancy subsidiary, since December 2000. He had been designated managing director of A.T. Kearney’s operations in Europe from May 2000 to December 2000, unit head for Central Europe from January 1999 to May 2000, managing director for Germany from July 1997 to January 1999, and practice leader of the firm’s North American automotive practice from 1996 to July 1997. Mr. Ostermann joined A.T. Kearney in 1989. He is a citizen of Germany.

Tina Sivinski, 46, has been Senior Vice President of Leadership and Change Management since October 2002. She has oversight responsibility for our compensation and benefits, diversity, human resources delivery, organizational resource planning, and EDS University functions. Prior to that time, she was President of EDS’ Global Energy Industry Solutions group from August 2001 to October 2002. Before joining EDS, Ms. Sivinski was Vice President of Strategic Marketing, Sales and Business Development for GrandBasin, a Halliburton Company, from November 2000 to May 2001, a Vice President of Science Applications International from January 2000 to November 2000 and was employed by Data General Corp from 1980 to December 1999, most recently as a Vice President.

Robert H. Swan, 42, has been Executive Vice President and Chief Financial Officer of EDS since February 2003. Mr. Swan has oversight responsibility for our treasurer, enterprise productivity and digital transformation, financial analysis, tax, controller, administration, investor relations and audit functions. Prior to joining EDS, he was Executive Vice President and Chief Financial Officer of TRW Inc. from July 2001 to December 2002. Mr. Swan served in executive positions at Webvan Group, Inc. from 1999 to 2001, including Chief Executive Officer from April to July 2001, Chief Operating Officer from September 2000 to July 2001 and Chief Financial Officer from October 1999 to July 2001. (Webvan filed a voluntary petition for Chapter 11 bankruptcy in July 2001.) He held various financial positions in General Electric Company from 1985 to 1999, including Chief Financial Officer, GE Lighting, from May 1998 to October 1999, Vice President, Finance, GE Medical Systems Europe, from January 1997 to May 1998 and Chief Financial Officer, GE Transportation Systems from October 1994 to January 1997.

Executive officers serve at the discretion of our Board of Directors.

PART II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “EDS.” The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the common stock for the periods indicated.

Calendar Year	High	Low
2001
First Quarter	$67.40	$50.90
Second Quarter	66.35	51.94
Third Quarter	66.80	53.40
Fourth Quarter	72.35	55.20
2002
First Quarter	$68.55	$55.90
Second Quarter	57.96	37.00
Third Quarter	44.00	10.09
Fourth Quarter	19.88	11.03

The last reported sale price of the common stock on the NYSE on March 3, 2003 was $15.50 per share. As of that date, there were approximately 134,000 record holders of common stock.

EDS declared quarterly dividends on the common stock at the rate of $0.15 per share for each quarter of 2001 and 2002.

ITEM	6. SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2002	2001(1)(2)	2000(1)(2)	1999(1)(2)	1998(1)(2)
Operating results
Revenues	$21,502	$21,141	$18,856	$18,401	$16,892
Cost of revenues	17,744	17,086	15,289	15,067	13,993
Selling, general and administrative	1,889	1,880	1,776	1,853	1,838
Acquired in-process R&D and other acquisition-related costs	–	144	24	–	–
Restructuring and other charges	(3)	(15)	(22)	1,038	48
Other income (expense)(3)	(347)	102	(27)	180	65
Provision for income taxes	518	794	643	224	372
Income from continuing operations	1,007	1,354	1,119	399	706
Income from discontinued operations	109	33	24	22	37
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	–	(24)	–	–	–
Net income	1,116	1,363	1,143	421	743

Per share data
Basic earnings per share of common stock:
Income from continuing operations	$2.10	$2.88	$2.40	$0.82	$1.43
Net income	2.33	2.90	2.45	0.87	1.51
Diluted earnings per share of common stock:
Income from continuing operations	2.06	2.79	2.35	0.80	1.42
Net income	2.28	2.81	2.40	0.85	1.50
Cash dividends per share of common stock	0.60	0.60	0.60	0.60	0.60

Financial position
Current assets	$9,385	$7,374	$6,159	$5,877	$5,633
Property and equipment, net	3,023	3,082	2,474	2,460	2,708
Other assets	6,472	5,897	4,059	4,185	3,185
Total assets	18,880	16,353	12,692	12,522	11,526
Current liabilities	6,129	4,012	3,955	4,691	3,443
Pension benefit liability	1,113	325	355	305	214
Long-term debt, less current portion	4,148	4,692	2,585	2,216	1,184
Minority interests and other long-term liabilities	417	644	529	508	406
Shareholders’ equity	7,022	6,446	5,139	4,535	5,916

(1)	Operating results for each of the years in the four year period ended December 31, 2001 have been restated to conform to the current year’s presentation due to our reporting of certain activities as discontinued operations during 2002. See Note 17: Discontinued Operations in the consolidated financial statements for further discussion.
(2)	Effective January 1, 2002, we fully adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Operating results include goodwill amortization in the pre-tax amounts of $173 million, $164 million, $153 million and $79 million for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.
(3)	Other income (expense) includes net investment gains (losses) in the pre-tax amounts of $(119) million, $344 million, $118 million, $94 million and $37 million for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

EDS is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of traditional information technology (“IT”) outsourcing, business process outsourcing, solutions consulting, management consulting, and product lifecycle management software and services. Services include the design, construction and/or management of computer networks, information systems, information processing facilities and business processes. Our end-to-end portfolio of services integrates our four lines of business – Operations Solutions, Solutions Consulting, Product Lifecycle Management (“PLM”) Solutions and A.T. Kearney – to help clients solve complex business issues and achieve results with technology. This discussion refers to EDS and its consolidated subsidiaries.

Factors That May Affect Future Results

The statements in this Report that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, financing transactions, the impact of acquisitions and divestitures, the impact of client bankruptcies, the impact of the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, backlog, the value of new contract signings, business pipeline and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, the following:

•	competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins;

•	the impact of general economic and other conditions, including the potential military action in the Middle East, on the discretionary spend of our existing clients and our ability to obtain new business;

•	the degree to which third parties continue to outsource IT and business processes;

•	the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies modeled in our estimates;

•	for contracts with U.S. federal government clients, including our Navy Marine Corps Intranet contract (the “NMCI Contract”), our ability to fully recover certain amounts in the event of the government’s cancellation of the contract or imposition of additional terms and conditions due to changes in government funding, deployment schedules or otherwise;

•	the inability to provide contract performance guarantees due to the cost or availability of surety bonds or letters of credit resulting from the general reduction in capacity of these markets or otherwise;

•	the impact of third-party benchmarking provisions in certain client contracts;

•	the impact, if any, on a historical and prospective basis of proposed accounting rules on the treatment of service contracts;

•	the impact of acquisitions and divestitures, including our ability to improve productivity and achieve synergies from acquired businesses;

•	our ability to attract and retain highly skilled personnel;

•	a reduction in the carrying value of our assets;

•	the impact of a bankruptcy of a significant client, including the impact of the WorldCom and US Airways bankruptcies, on the financial and other terms of our agreements with that client;

•	the termination of a significant client contract, including our contract with General Motors (“GM”);

•	with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return;

•	changes in tax laws and interpretations and failure to obtain treaty relief from double taxation;

•	failure to obtain or protect intellectual property rights; and

•	fluctuations in foreign currency and exchange rates.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Acquisitions

On August 16, 2002, we acquired the managed hosting business of Loudcloud, Inc. (now known as Opsware Inc.) for $63.5 million in cash. In addition, we entered an agreement to license its web-hosting automation software Opsware™ for a fee of $52.0 million over three years.

On July 2, 2001, we acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation for $676 million in cash. Sabre’s airline infrastructure outsourcing business included contracts with American Airlines, US Airways and other airline and transportation industry clients.

On July 3, 2001, we acquired a controlling interest in Systematics AG, a German IT services company. The aggregate purchase price for such interest was $533 million comprised of $399 million in cash and $134 million in EDS stock (2.1 million common shares). Systematics provided customer relationship management, enterprise resource planning, digital value chain and systems integration services. A remaining minority interest was acquired in 2002 for an immaterial amount.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (An Interpretation of FASB Statement No. 2), amounts attributed to in-process research and development (“R&D”) in the allocation of the purchase price of an acquisition must be immediately expensed. In connection with the acquisitions of SDRC and the minority interest in UGS, we recorded a pre-tax charge relating to the write-off of acquired in-process R&D totaling $86 million. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a weighted-average cost of capital between 21% and 30% for the SDRC projects and between 27% and 39% for the UGS projects based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development. All projects have been completed as of December 31, 2002.

On October 23, 2000, UGS acquired all of the outstanding stock of Engineering Animation, Inc. (“EAI”) for $178 million, net of cash acquired. EAI was a leader in Internet-enabled visual process management, collaboration, analysis and communication solutions for extended manufacturing enterprises. Costs allocated to in-process R&D in the amount of $24 million were expensed upon acquisition.

Results of Operations – Consolidated

Revenues.    The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Revenues:
Base	$18,907	$18,068	$15,486
GM	2,595	3,073	3,370

Total	$21,502	$21,141	$18,856

The following table displays our revenue growth percentages for 2002, 2001 and 2000, as adjusted for the impact of foreign currency translation and acquisitions and divestitures:

	Total			Base			GM
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Growth in as-reported revenues	2%	12%	2%	5%	17%	4%	(16%)	(9%)	(6%)
Impact of foreign currency changes	(1%)	3%	4%	(1%)	3%	4%	1%	1%	2%

Constant currency revenue growth	1%	15%	6%	4%	20%	8%	(15%)	(8%)	(4%)
Impact of acquisitions	(4%)	(5%)	(1%)	(5%)	(6%)	(1%)	–	–	–
Impact of divestitures	1%	2%	3%	1%	2%	3%	–	–	–

Organic revenue growth	(2%)	12%	8%	–	16%	10%	(15%)	(8%)	(4%)

Constant currency revenue growth is calculated by removing from current year reported revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. Organic revenue growth further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenue from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period.

Total revenues increased $361 million, or 2%, in 2002 to $21.5 billion when compared with $21.1 billion in 2001. Total revenues increased 1% in 2002 on a constant foreign currency basis. Total organic revenues decreased 2% in 2002 after adjustments for foreign currency fluctuations and revenue variances associated with our Sabre, Systematics and SDRC acquisitions completed in mid-2001 and our Canadian-based hardware reseller unit sold in early 2001. Revenues from base clients increased $839 million, or 5%, in 2002 to $18.9 billion when compared with $18.1 billion in 2001. On a constant foreign currency basis, revenues from base clients increased 4% in 2002. Base organic revenues were flat in 2002 compared with 2001. Growth in our Operations Solutions line of business from contracts signed with base clients during 2001 and 2002 was offset by declines in discretionary spending by clients in our Solutions Consulting, PLM Solutions and A.T. Kearney lines of business. Revenues from GM decreased $478 million, or 16%, in 2002 to $2.6 billion when compared with $3.1 billion in 2001. Revenues from GM decreased 15% in 2002 on a constant currency basis. The decrease in GM revenues was primarily due to the continued reductions in discretionary spending by that client.

We expect 2003 revenues to continue to be negatively impacted by the tight discretionary spending environment we experienced in 2002. We expect full year 2003 base organic revenues to increase at rates generally forecasted by IT industry analysts, which is currently in the low- to mid-single digit range. Our GM revenues, which we expect to continue to be negatively impacted by reductions in discretionary spend by that client, will also be negatively impacted by price and scope reductions in our renegotiated sector agreements for GM’s North American operations and GMAC and our renegotiated global mainframe compute agreement. As a consequence, we expect our full year 2003 GM revenues to decline in the percentage range of the mid-teens to low-twenties. See “Results of Operations – Segments” for a discussion of our segment revenues.

Total revenues increased $2.3 billion, or 12%, in 2001 to $21.1 billion when compared with $18.9 billion in 2000. Total revenues increased 15% in 2001 on a constant foreign currency basis. Total organic revenues increased 12% after adjustments for foreign currency fluctuations and revenue variances associated with our acquisitions completed in 2001 and our Canadian-based hardware reseller unit sold in early 2001. Revenues from base clients increased $2.6 billion, or 17%, in 2001 to $18.1 billion when compared with $15.5 billion in 2000 primarily due to several large IT services contracts signed during 2000 and the first half of 2001. On a constant foreign currency basis, revenues from base clients increased 20% in 2001. Revenues from GM decreased $297 million, or 9%, in 2001 to $3.1 billion when compared with $3.4 billion in 2000. Revenues from GM decreased 8% in 2001 on a constant currency basis. See “Results of Operations – Segments” for a discussion of our segment revenues.

The following table displays revenues by geography for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Revenues:
United States	$11,765	$11,955	$10,801
United Kingdom	3,481	3,364	2,387
Other	6,256	5,822	5,668

Total	$21,502	$21,141	$18,856

Revenues of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “Other” category.

Costs and expenses.    Following is a summary of our gross margin percentages [(revenues less cost of revenues)/revenues] for the years ended December 31, 2002, 2001 and 2000, as adjusted for impacts associated with the WorldCom and US Airways bankruptcies and cessation of amortization of goodwill and certain intangibles:

	2002	2001	2000
Gross margins:
As reported	17.5%	19.2%	18.9%
WorldCom and US Airways bankruptcy provisions	0.9%	–	–
Goodwill and certain intangibles amortization	–	0.8%	0.9%

As adjusted	18.4%	20.0%	19.8%

Our gross margin in 2002 was adversely affected by receivable reserves and asset writedowns related to our contractual relationships with WorldCom and US Airways, both of which filed for bankruptcy in 2002. Excluding the impact of these charges, our gross margin percentage was 18.4% in 2002. Cost of revenues for 2001 and 2000 includes amortization expense related to goodwill and certain intangible assets no longer amortized under a new accounting standard effective January 1, 2002. Excluding amortization expense related to these assets, our gross margin percentages for 2001 and 2000 were 20.0% and 19.8%, respectively. Approximately 70 basis points, or $160 million, of the decrease in our adjusted gross margin percentage in 2002 was due to loss accruals related to the financial performance of certain contracts, primarily in Europe. As further described in “Results of Operations – Segments,” our gross margin also decreased due to our inability to transition, in the timeframe originally planned, from the existing IT cost structures inherited from certain Operations Solutions clients, to the final, more efficient planned IT operating environment, and due to declines in higher margin discretionary IT applications spending by certain Solutions Consulting clients. These decreases were partially offset by a 110 basis point improvement resulting from reduced sales commission and employee bonus expense as discussed below. The increase in our gross margin percentage in 2001 was primarily due to our companywide productivity initiatives.

As a percentage of revenues, selling, general and administrative expenses were 8.8%, 8.9% and 9.4% in 2002, 2001 and 2000, respectively. The decrease in this percentage in 2001 was primarily due to our revenue growth, both organically and through acquisitions, and our productivity initiatives that led to efficiencies in our general and administrative processes.

Following is a summary of our operating margin percentages [(revenues less total costs and expenses)/revenues] for the years ended December 31, 2002, 2001 and 2000, as adjusted for impacts associated with the WorldCom and US Airways bankruptcies, acquired in-process R&D and other costs and cessation of amortization of goodwill and certain intangibles:

	2002	2001	2000
Operating margins:
As reported	8.7%	9.7%	9.5%
WorldCom and US Airways bankruptcy provisions	1.0%	–	–
Acquired in-process R&D and other	–	0.6%	–
Goodwill and certain intangibles amortization	–	0.8%	0.9%

As adjusted	9.7%	11.1%	10.4%

Excluding the impact of receivable reserves and asset writedowns related to the WorldCom and US Airways, both of which filed for bankruptcy in 2002, our operating margin was 9.7% in 2002. Excluding acquired in-process R&D and other acquisition-related costs and amortization expense related to goodwill and certain intangible assets no longer amortized, our operating margins were 11.1% in 2001 and 10.4% in 2000. The decline in adjusted operating margin in 2002 was due to the factors affecting gross margin mentioned above, partially offset by a 170 basis point improvement resulting from reduced sales commission and employee bonus expense due to the slowdown in new contract signings and the lack of achievement of specified operating performance targets.

Restructuring activities and other charges.    We recorded net reversals of restructuring charges of $3 million, $15 million and $22 million during the years ended December 31, 2002, 2001 and 2000, respectively. See Note 19 to the consolidated financial statements for further discussion of restructuring activities. Restructuring actions contemplated under our restructuring plans are essentially complete with remaining reserves of $29 million being comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities.

Other income (expense).    Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Other income (expense):
Interest expense	$(258)	$(245)	$(209)
Interest income and other	(89)	32	182
Reclassification of investment gain from equity	–	315	–

Total	$(347)	$102	$(27)

Interest expense increased $13 million in 2002 to $258 million due primarily to an increase in our average outstanding debt balance in 2002. Interest expense increased $36 million in 2001 to $245 million due primarily to additional borrowings in 2001. See “Liquidity and Capital Resources” below.

Interest income and other in 2002 includes net investment losses of $119 million and other income of $30 million. Interest income and other in 2001 includes net investment gains of $29 million and other income of $3 million. Interest income and other in 2000 includes net investment gains of $118 million and other income of $64 million. Net investment losses in 2002 include write-downs of $76 million relating to our leveraged lease investments as a result of the US Airways and United Airlines bankruptcies. Net investment gains in 2000 include $96 million resulting from the sale of our interest in a joint venture.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Upon the adoption of SFAS No. 133, we reclassified certain available-for-sale securities into the trading securities classification resulting in the recognition of a pre-tax gain of $315 million in our statement of income.

Income taxes.    The effective income tax rates in 2002, 2001 and 2000 were 34.0%, 37.0% and 36.5%, respectively. The decrease in our effective tax rate in 2002 was due to acquired in-process R&D expense in 2001 which was not deductible in the computation of the provision for income taxes, and the reduction in nondeductible goodwill amortization expense associated with the new accounting standard for goodwill adopted January 1, 2002. The increase in our effective tax rate in 2001 was due to acquired in-process R&D expense in 2001. Excluding the impact of nondeductible acquired in-process R&D and goodwill amortization expense, our effective income tax rates in 2001 and 2000 were 34.3% and 34.8%, respectively.

Discontinued operations.    During 2002, we sold our Consumer Network Services unit for cash proceeds of $323 million ($301 million net of cash retained by the divested business). The net results of the business through the date of sale, including a gain recognized on the sale of the unit of $112 million, net of income taxes, are included in discontinued operations in the consolidated statements of income. Also during 2002, we approved a plan to sell our subscription fulfillment business. The net results of the business, including an asset impairment provision of $25 million, net of income taxes, are included in discontinued operations in the consolidated statements of income. We expect to complete the sale of our subscription fulfillment business during the first half of 2003.

Net income.    Net income decreased to $1,116 million in 2002, compared with $1,363 million in 2001 and $1,143 million in 2000. Basic earnings per share decreased to $2.33 in 2002 compared with $2.90 in 2001 and $2.45 in 2000. Diluted earnings per share decreased to $2.28 in 2002 compared with $2.81 in 2001 and $2.40 in 2000.

Effective January 1, 2002, we fully adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. During 2001 and 2000, we recognized amortization expense of $173 million and $164 million, respectively, related to assets for which amortization was discontinued effective January 1, 2002 upon adoption of SFAS No. 142.

Benchmarking.    Certain long-term IT outsourcing agreements, principally in our Operations Solutions line of business, contain provisions which permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be elected during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers to a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services.

Approximately 10% of our IT service contracts contain benchmarking provisions, and services representing approximately 20% of annual revenues are eligible for benchmarking in 2003. We expect services representing a similar percentage of annual revenues would be eligible for benchmarking in subsequent years. Given the competitive market in which we operate, our client agreements generally provide for pricing during the beginning of the contract term at what we believe are market rates, with contractual rates decreasing over time to levels that are below market rates in effect at the beginning of the contract based on our expectation of achieving operating efficiencies and other cost reductions over the contract term. Because we have been successful historically in achieving these operating efficiencies and other cost reductions, benchmarking provisions have not had a material impact on our results of operations or cash flow, and we do not expect these provisions to have a material impact on our results of operations or cash flow in 2003. However, due to the enhanced focus of our clients on reducing IT costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. There can be no assurance such activities would not negatively impact our results of operations or cash flow in 2003 or thereafter to a greater extent than has been our prior experience.

NMCI Contract.    In October 2000, we were awarded a contract by the U.S. Navy and Marine Corps to provide end-to-end IT infrastructure on a “seat management basis.” The NMCI Contract, as originally executed, had a base period of five years with a three-year extension at the option of the Navy. Deliverables are “rolled out” to individual users following the order of a procurement contracting officer. Upon issuance of orders, we and the Navy establish a timeline to assume responsibility for the existing infrastructure (“legacy systems”) supporting the ordered seats. Upon this assumption of responsibility, we are paid 85% of the established seat price as we establish the new systems and infrastructure needed to support delivery of the enhanced service to the ordered seats. Upon completion of this activity, the seat is switched to the new environment and after we have achieved the agreed upon performance standards we are entitled to bill at 100% of the established seat price.

We developed the pricing for the NMCI Contract based on the assumption that we would receive revenues and seat orders in the amounts and during the periods projected in the contract’s pricing schedule. For a number of reasons, including the significant increase in the number of legacy systems we have been required to test and certify during the performance of the contract and the imposition by the Navy and Congress of additional testing requirements beyond the commercial testing requirements anticipated at the time the contract was awarded, the roll-out schedule on which we based our pricing has been delayed significantly.

In October 2002, we executed a modification to the NMCI Contract with the Navy. Under that modification, the base period was extended from five to seven years, with a minimum aggregate order obligation of the Navy for certain specified deliverables, primarily “seat services,” of $6 billion over the seven year base period. In addition, we released the Navy from any liability under the contract for certain potential claims, including claims for equitable adjustments or claims attributable to delays in issuing orders for seats up to the date of the modification.

Due to the continuing risk associated with the timing and type of seat deployment and the associated pricing, we do not anticipate recognizing profit on the NMCI Contract in any significant amount in 2003. As of December 31, 2002, our consolidated balance sheet reflected approximately $1.9 billion of assets, consisting of unbilled revenue, property and equipment, and other assets, attributable to the contract. At December 31, 2002, the Navy was authorized to order 160,000 computer seats for the current program year ending September 30, 2003. At such date, we had approximately 120,000 computer seats under management, of which approximately 102,000 were then billable to the client. Approximately 51,000 of these computer seats had been switched over to the new environment. We expect to assume responsibility for virtually all of the 160,000 computer seats by the end of March 2003. Material delays in the transfer of these seats could negatively impact the financial performance of the contract and our earnings during the quarter in which any such delays occur. Under the terms of the NMCI Contract, as modified, the Navy is obligated to order an additional 150,000 computer seats upon our meeting Service Level Agreements on an existing 20,000 seats and our successful completion of an operational assessment. As of February 25, 2003, such Service Level Agreements had been met, the operational assessment was successfully completed and the Navy was authorized to order the additional 150,000 seats. Material delays in the assumption of responsibility for or installation of additional seats under this contract could negatively impact the financial performance of this contract and significantly reduce our earnings and operating cash flow during the quarter in which any such delays occur.

WorldCom. We provide IT services to WorldCom, the majority of which are provided under an 11-year, $6.4 billion services agreement signed in October 1999. On July 21, 2002, WorldCom filed for protection under Chapter 11 of the United States Bankruptcy Code. WorldCom represented approximately $610 million of our 2002 revenues. Total receivables outstanding under such agreements, net of reserves, were approximately $80 million at December 31, 2002. We own equipment and other assets having a net book value of approximately $70 million deployed on WorldCom IT services agreements, and approximately one percent of our employee base is dedicated to performing services thereunder.

WorldCom may reject its IT services contracts in bankruptcy. However, we expect to reach agreement with WorldCom on revised terms for such agreements which reflect both changes in its service requirements and reductions to certain existing rates. Although we believe we would be able to redeploy employees and adjust our cost base to mitigate the earnings impact of a change in service requirements to WorldCom, we expect a reduction in rates would negatively impact our revenues and earnings in 2003 and thereafter. In either event, we expect to recover the material asset balances associated with these contracts through future operations.

In addition to our IT services agreements with WorldCom, we entered into an 11-year network services agreement in 1999 requiring us to procure telecommunications network services from WorldCom and providing for both cumulative and annual “take-or-pay” revenue commitments. Certain terms of the network services agreement were amended as part of a settlement agreement approved by WorldCom’s bankruptcy court on December 23, 2002. As part of the settlement agreement, the parties acknowledged that we did not owe any penalties for “take-or-pay” obligations with respect to 2002 network spend, the cumulative “take-or-pay” obligations in the original agreement were eliminated and the future annual “take-or-pay” obligations were substantially reduced. We expect to meet the reduced minimum levels of network spend in the normal course of business. We also agreed to refund over time $92 million of a network payment received from WorldCom upon signing the original agreement in 1999. Such balance was carried on our balance sheet on the date of the settlement.

Due to uncertainties regarding the recoverability of pre-bankruptcy receivables and certain assets associated with the WorldCom IT services and network contracts, we recorded net reserves and asset writedowns totaling $118 million during 2002. These amounts are reflected in cost of revenues in our consolidated statement of income.

In a transaction unrelated to the agreements referred to above, we entered into a fiber optic equipment leveraged lease with MCI Communications Corporation, a domestic subsidiary of WorldCom, in 1988. Our unrecovered investment in the related equipment totaled $61 million at December 31, 2002. The equipment is currently being used by WorldCom, and they are making lease payments in accordance with contractual schedules. However, WorldCom may reject its leveraged lease through its bankruptcy proceeding.

US Airways.    We provide IT services to US Airways through a long-term agreement. On August 11, 2002, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The US Airways contract represented approximately $190 million of our 2002 revenues. Total receivables outstanding under such agreement, net of reserves, were approximately $25 million at December 31, 2002. We own equipment and other assets having a net book value of approximately $45 million deployed on the US Airways services agreement.

Although US Airways has indicated we will continue to be its IT services provider, we are currently in negotiations regarding revisions to its IT services contract. We expect the revised contract would negatively impact the revenue and earnings attributable to that client, although we do expect to recover the material asset balances associated with the contract through future operations.

Due to uncertainties regarding the recoverability of pre-bankruptcy receivables associated with the US Airways contract, we recorded reserves totaling $74 million during 2002. This amount is reflected in cost of revenues in our consolidated statement of income. We also recorded a writedown to our investment in a partnership totaling $35 million during 2002 due in part to uncertainties related to the recovery of that partnership’s investment in leveraged leases with US Airways.

Other airline industry relationships.    Our largest contract in the airline industry is with American Airlines. That contract has annual revenues slightly below $400 million and represented approximately $70 million in receivables and $100 million in operating assets at December 31, 2002. In addition, we have $23 million of exposure associated with American’s portion of our aircraft leveraged lease investments. The remaining exposure to investments in aircraft leases totals approximately $160 million. We also have approximately $600 million in annual revenues from other U.S. and international airline and related travel businesses, the majority of which is provided by seven clients accounting for approximately $200 million in receivables and $100 million of contract-related assets at December 31, 2002.

Other.    Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and service delivery under these contracts is dependent upon successful completion of the development, construction and deployment phases. We are currently in the development and construction phase of one such commercial contract in which we have invested assets of $430 million, including receivables, prepaid expenses, equipment and software. This contract has experienced delays in its development and construction phases, and certain milestones in the contract have been missed. While we believe we can deliver the required systems and services and our investment in this contract will be recovered over the contract’s terms, significant further delays in development and construction could result in an impairment of a large portion of the associated assets.

Seasonality and inflation.    Our revenues, net income and operating cash flow vary over the calendar year, with the fourth quarter generally reflecting the highest revenues, net income and operating cash flow for the year due to certain services that are purchased more heavily in that quarter as a result of the spending patterns of several clients. In addition, revenues generally increase from quarter to quarter as a result of new business added throughout the year. Inflation generally had little effect on our results of operations during the past three years.

Results of Operations – Segments

Effective April 15, 2002, we combined elements of our Information Solutions, Business Process Management and E Solutions lines of business into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the IT outsourcing operations, including centralized and distributed systems and communications management, of our former Information Solutions line of business with the business process outsourcing capabilities of our former Business Process Management line of business. The Solutions Consulting line of business combines the capabilities of E Solutions with the applications services business of our former Information Solutions line of business. A.T. Kearney and PLM Solutions remain separate lines of business. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category. The “all other” category also includes A.T. Kearney and corporate expenses.

Certain historical information is not readily available under the new reporting structure. As such, revenues and operating income (expense) for 2000 have been estimated based on the information reported under the previous organizational structure.

Revenues.    The following table displays revenues by reportable segment for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Revenues:
Operations Solutions	$14,372	$13,962	$12,037
Solutions Consulting	5,817	6,015	5,185
PLM Solutions	879	759	524
All other	434	405	1,110

Total	$21,502	$21,141	$18,856

Revenues from our Operations Solutions line of business increased $410 million, or 3%, in 2002 to $14.4 billion. Revenues from base clients increased $701 million, or 6%, in 2002 to $12.7 billion. Base organic revenues increased approximately $400 million in 2002 after excluding approximately $500 million in revenues recognized in 2002 related to our Sabre and Systematics acquisitions in mid-2001, and approximately $200 million in revenues recognized in 2001 related to the divestiture of our Canadian-based hardware reseller unit. The increase in base organic revenues in 2002 was due to incremental revenues in the Americas of approximately $480 million, partially offset by a decrease in revenues in Asia Pacific of approximately $50 million. Revenues from base clients in Europe were flat in 2002. Operations Solutions revenues from GM decreased $291 million, or 15%, in 2002 to $1.7 billion. Revenues from Operations Solutions increased $1.9 billion, or 16%, in 2001 to $14.0 billion. Approximately $500 million of the increase in 2001 is due to the acquisitions of Sabre and Systematics in mid-2001, and the remaining increase is primarily due to an increase in revenues in the Americas associated with large IT services contracts signed in late 2000 and 2001.

Revenues from our Solutions Consulting line of business decreased $198 million, or 3%, in 2002 to $5.8 billion. Revenues from base clients increased $11 million in 2002 to $4.9 billion. Base organic revenues decreased approximately $75 million in 2002 after excluding approximately $85 million in revenues recognized in 2002 related to our Sabre and Systematics acquisitions in mid-2001. The decrease in base organic revenues in 2002 was due to a decrease in revenues in the Americas of approximately $250 million and Asia Pacific of approximately $100 million, partially offset by an increase in revenues in Europe of approximately $300 million. Revenues from GM decreased $209 million, or 19%, in 2002 to $903 million. Revenues from Solutions Consulting increased $830 million, or 16%, in 2001 to $6.0 billion. Approximately $140 million of the increase in 2001 is due to the acquisitions of Sabre and Systematics in mid-2001, and the remaining increase is primarily due to an increase in revenues in Europe.

Revenues from our PLM Solutions line of business increased $120 million, or 16%, in 2002 to $879 million. This increase is the direct result of a full year of revenues recognized in 2002 related to our acquisition of SDRC in August 2001. Organic revenues decreased 16% in 2002 due to lower software and services revenues resulting from soft market conditions. Revenues from PLM Solutions increased $235 million in 2001 to $759 million. The increase in revenues in 2001 was primarily due to the acquisition of SDRC.

The decrease in revenues in the “all other” category in 2001 was primarily due to the relative decline of the euro and the British pound against their respective fixed currency exchange rates.

Operating income.    Management uses operating income, which consists of segment revenues less segment costs and expenses (before acquired in-process R&D and other acquisition-related costs, and restructuring and other charges) to measure segment profit or loss. The following table displays operating income by reportable segment for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Operating income (expense):
Operations Solutions	$1,663	$2,059	$1,882
Solutions Consulting	1,061	1,219	1,012
PLM Solutions	138	104	80
All other	(993)	(1,207)	(1,183)

Total	$1,869	$2,175	$1,791

The operating margin for Operations Solutions was 11.6% in 2002 compared with 14.7% in 2001 and 15.6% in 2000. Operating income in 2002 was adversely affected by receivable reserves and asset writedowns totaling $158 million related to our contractual relationships with WorldCom and US Airways, both of which filed for bankruptcy in 2002. Excluding these items, the operating margin was 12.7% in 2002. Operating income in 2001 and 2000 includes amortization expense related to goodwill and other intangible assets no longer amortized under SFAS No. 142. Excluding the impact of amortization expense related to these assets, the operating margins were 15.3% in 2001 and 16.4% in 2000. Approximately 50 basis points of the decrease in our operating margin in 2002 was due to loss accruals related to the financial performance of certain contracts, primarily in Europe. The remaining decrease in our 2002 operating margin was primarily due to our inability to transition, in the timeframe originally planned, from the existing IT cost structures inherited from certain clients, to the final, more efficient planned IT operating environment.

The operating margin for Solutions Consulting was 18.2% in 2002 compared with 20.3% in 2001 and 19.5% in 2000. Operating income in 2002 was adversely affected by receivable reserves and asset writedowns totaling $34 million related to our contractual relationships with WorldCom and US Airways, both of which filed for bankruptcy in 2002. Excluding these items, the operating margin was 18.8% in 2002. Operating income in 2001 and 2000 includes amortization expense related to goodwill and other intangible assets no longer amortized under SFAS No. 142. Excluding the impact of amortization expense related to these assets, the operating margins were 21.2% in 2001 and 20.5% in 2000. Approximately 150 basis points of the decrease in our operating margin in 2002 was due to loss accruals related to the financial performance of certain contracts, primarily in Europe, and the remaining decrease is due to declines in higher margin discretionary IT application spending by our clients as a result of general economic conditions and offshore competition.

As indicated above, a portion of the decrease in our operating margins for both Operations Solutions and Solutions Consulting in 2002 was attributable to loss accruals related to the financial performance of certain contracts, primarily in Europe. During 2002, we accrued losses of approximately $160 million on several contracts in both lines of business due to our projected inability to deliver contracted services at estimated cost levels not in excess of expected billings. These loss accruals have also generally resulted from delays in the transition of existing client IT operations to planned and more efficient IT operating environments, and in one case, inadequate execution on a fixed-price development contract. We are implementing improvements with the intention that these factors will not result in additional loss accruals in 2003 or beyond, although there can be no assurance that further loss accruals will not be required. See “Application of Critical Accounting Policies – Liabilities” below.

The operating margin for PLM Solutions was 15.7% in 2002 compared with 13.7% in 2001 and 15.3% in 2000. Operating income in 2001 and 2000 includes amortization expense related to goodwill and other intangible assets no longer amortized under SFAS No. 142. Excluding the impact of amortization expense related to these assets, the operating margins were 17.0% in 2001 and 17.7% in 2000. The decrease in our 2002 operating margin was primarily due to an increase in amortization expense in 2002 related to software and other intangibles acquired with SDRC in 2001. The decrease in our 2001 operating margin was primarily due to costs related to the integration of SDRC.

Financial Position

At December 31, 2002, we held cash and marketable securities of $1.9 billion, had working capital of $3.3 billion, and had a current ratio of 1.5-to-1. This compares to cash and marketable securities of $0.8 billion, working capital of $3.4 billion, and a current ratio of 1.8-to-1 at December 31, 2001. Approximately 20% of our cash and cash equivalents and marketable securities at December 31, 2002 were not available for debt repayment due to various commercial limitations on the use of these assets.

Our days sales outstanding at December 31, 2002 increased to 105 days compared to 86 days at December 31, 2001. Days sales outstanding for trade receivables were 55 days at December 31, 2002 compared with 56 days at December 31, 2001. Days sales outstanding for unbilled revenue were 50 days at December 31, 2002 compared with 30 days at December 31, 2001. Unbilled revenue increased $1.2 billion to $3.0 billion at December 31, 2002 from $1.8 billion at December 31, 2001. Approximately $860 million of the increase in unbilled revenue resulted from the NMCI Contract and significant contracts signed by the Company during 2001 and late 2000 with the U.K. government. Approximately $1.7 billion of unbilled revenue, representing 28 days sales outstanding, relates to such contracts. In addition, approximately $110 million of the increase was due to foreign currency translation adjustments. Approximately 60% of unbilled revenue at December 31, 2002 related to contracts with government clients which carries low credit risk.

Total debt increased to $5.4 billion at December 31, 2002, from $4.7 billion at December 31, 2001. Total debt consists of notes payable, capital leases and commercial paper. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) increased to 43% at December 31, 2002 compared with 42% at December 31, 2001.

Liquidity and Capital Resources

Net cash provided by operating activities increased $524 million to $2.2 billion in 2002 compared with $1.7 billion in 2001. The increase in cash flow from operating activities in 2002 was due to a $626 million change in working capital items, partially offset by a $102 million decrease in earnings, as adjusted to exclude non-cash operating items. Net cash provided by operating activities increased $163 million in 2001 compared with $1.6 billion in 2000. The increase in cash flow from operating activities in 2001 was due to an increase in earnings, as adjusted to exclude non-cash operating items.

Net cash used in investing activities decreased $2.6 billion to $1.0 billion in 2002 compared with $3.6 billion in 2001. The decrease in net cash used in investing activities in 2002 was due to a decrease in capital expenditures of $294 million, a decrease in payments for acquisitions of $2.0 billion and an increase in proceeds from divested assets of $275 million. Net cash used in investing activities increased $2.3 billion in 2001 compared with $1.2 billion in 2000. The increase in net cash used in investing activities in 2001 was due to an increase in capital expenditures of $296 million, an increase in payments for acquisitions of $1.9 billion, and a decrease in proceeds from marketable securities of $183 million.

Free cash flow, measured as net cash provided by operating activities less net cash used in investing activities, excluding those related to acquisitions, divestitures and marketable securities, was $1,015 million, $197 million and $330 million in 2002, 2001 and 2000, respectively. Free cash flow in 2002 and 2001 was negatively impacted by investments related to certain large contracts with the U.S. and U.K. governments, including the NMCI Contract. The NMCI and certain U.K. government contracts resulted in a negative impact on free cash flow of $930 million and $900 million in 2002 and 2001, respectively.

Our principal source of liquidity is cash flow from operations. In addition, at December 31, 2002, we had committed lines of credit of approximately $1.25 billion which we use as a backup facility for commercial paper borrowings. At December 31, 2002, no amounts were outstanding under these lines of credit. We have generally utilized commercial paper facilities to manage short-term working capital fluctuations and as interim financing for acquisitions, although we expect to maintain outstanding commercial paper balances even when we may not require such funds in order to facilitate our access to commercial paper markets. Operating and capital leases are also used periodically to fund capital expenditures.

In December 2002, EDS Information Services, LLC, a wholly-owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member (the “LLC”), which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. At December 31, 2002, $406 million was outstanding under this facility. The weighted-average variable interest rate on outstanding borrowings was 1.78% at December 31, 2002. Maximum borrowings under the facility vary based on the eligible trade receivables held by the LLC, however outstanding borrowings under the facility cannot exceed $500 million. The facility is subject to annual renewal and will expire in December 2005. In the event certain stated criteria are not complied with and a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include but are not limited to, our long-term debt rating falling below “BBB-” by Standard & Poor’s Rating Services (“S&P”) or “Baa3” by Moody’s Investor Services, Inc. (“Moody’s”), or events or collection trends materially negatively impacting the collateral. Proceeds from the sale of the trade receivables will be used for general corporate purposes.

The following table summarizes our senior long-term and commercial paper credit ratings by Moody’s, S&P and Fitch Ratings (“Fitch”) at February 28, 2003:

	Moody’s	S&P	Fitch
Senior long-term debt	Baa2	A-minus	A-minus
Short-term debt	Prime-3	A2	F2

We believe we will continue to have adequate access to the capital markets to meet our liquidity requirements and believe it is unlikely that the rating agencies would take any action that would materially impact our future access to the long-term capital markets.

We have various commitments that require us to maintain specified investment grade debt ratings. In the event we were to become noncompliant with these requirements and waivers are not granted, the related commitments may accelerate and become due immediately. As a result of action by Moody’s in February 2003 to lower our long-term credit rating to “Baa2,” one of our clients has the right to request repayment of the unused balance of a prepayment made for services which we continue to provide. We estimate the unused balance of that prepayment will be approximately $121 million at March 31, 2003. In accordance with the original client agreement, the prepayment was to be ratably applied against monthly client invoices through May 2004. We now expect the unused balance of the prepayment will be applied against monthly billings to that client beginning in April 2003 such that the balance is fully depleted by the end of July 2003. In addition, in the event of a downgrade to below “BBB” by S&P or below “Baa2” by Moody’s, our remaining minimum purchase commitment under a software subscription agreement would become due immediately. The balance of that commitment at December 31, 2002 was approximately $238 million. A reduction of our long-term credit rating below “BBB-” or “Baa3” by S&P or Moody’s, respectively, would constitute a termination event under the revolving secured financing arrangement described above.

During 2001, we initiated a program to manage the future stock issuance requirements of our employee stock incentive plans by utilizing equity investment contracts for EDS common stock and purchasing shares in the open market. Prior to that time, we had solely purchased shares in the open market to manage such needs. We purchased 640,000 shares in the open market under this program during 2002. In addition, we entered into equity investment contracts and put obligations during 2001 and 2002 to buy up to 5.4 million shares of EDS common stock. We settled all of these contracts in 2002 through a series of purchases of 5.4 million cumulative treasury shares of EDS common stock for $340 million at a weighted-average exercise price of $62.73 per share. The principal source of funding for these purchases was cash from operations and proceeds from commercial paper borrowings. Amounts paid upon the purchase of the underlying shares, net of put premiums of $17 million, were recorded as a component of shareholders’ equity. No equity investment contracts issued under this program were outstanding at December 31, 2002. We plan to continue a strategy of managing the future stock issuance requirements of our employee incentive plans through the purchase of EDS common stock on the open market. We do not currently expect to manage these requirements through the use of equity investment contracts, although we may elect to do so in the future.

We expect the holders of our zero-coupon convertible notes issued in October 2001 will require us to redeem their notes in October 2003 for an aggregate redemption price of $772 million. We expect to fund this redemption from cash reserves.

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

Under a securitization transaction, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust (“Trust”). At December 31, 2002, the Trust was capitalized with external borrowings of $213 million and our residual beneficial interest of $75 million. The facility used by the Trust for such borrowings is subject to annual renewal and terminates in September 2005. We have no effective control over the activities of the Trust, and it is legally isolated from EDS.

In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the possibility of our failure to comply with any of these terms to be remote. With respect to CSFTs, even in the event of our nonperformance under applicable contracts which would permit their termination, we would have no additional or incremental performance risk with respect to the ownership of the assets, because we would have owned or leased the same or substantially equivalent assets in order to fulfill our obligations under our service contracts. With respect to the securitization transaction, in the event of a termination due to our nonperformance that triggers our obligation to acquire the underlying assets, we would have a legal claim against the client to recover the amount paid to acquire such assets.

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

Since January 1, 1995, a total of $2.0 billion of assets have been purchased using the financing arrangements referred to above. At December 31, 2002, the estimated future asset purchases that can be financed under existing financing arrangements are approximately $0.8 billion. The aggregate dollar value of assets purchased under these financing transactions during the years ended December 31, 2002, 2001 and 2000 were $321 million, $564 million and $283 million, respectively. As of December 31, 2002, there was outstanding an aggregate of $692 million under CSFTs yet to be paid by our clients. At that date, there were outstanding $213 million of financial assets securitized by us and not yet paid by our client. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.1 billion. We believe we have sufficient alternative sources of capital to directly finance the purchase of IT capital assets to be used for current or future service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitiz-ation
Total estimated draws under financings arranged, net of expirations	$2,800	$2,000	$800
Estimated amounts not yet drawn	848	303	545

Total amounts drawn	1,952	1,697	255
Amounts repaid	(1,047)	(1,005)	(42)

Total outstanding at December 31, 2002	$905	$692	$213

In the normal course of business, we may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would be liable for the amounts of these guarantees in the event our nonperformance permits termination of the related contract by our client, the possibility of which we believe is remote. We believe we are in compliance with the performance obligations under all service contracts for which there is a performance guarantee.

The following table summarizes the estimated expiration of financial guarantees outstanding as of December 31, 2002 (in millions):

		Estimated Expiration Per Period
	Total	2003	2004	2005	Thereafter
Performance guarantees:
CSFT transactions	$692	$223	$198	$111	$160
Securitization transactions	213	78	78	57	–
Standby letters of credit, surety bonds and other	372	161	38	94	79
Other guarantees	30	11	19	–	–

Total	$1,307	$473	$333	$262	$239

Certain of our financing transactions involving IT-related assets have been conducted with entities that may be considered “variable interest entities” as that term is used in FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, and may be subject to consolidation in 2003. These entities had assets and obligations of approximately $900 million at December 31, 2002. See “New Accounting Standards” for further information.

In order to obtain favorable pricing and commercial terms for services necessary for the ongoing operation of our business, we have signed long-term purchase agreements with certain software and telecommunications services providers. Under the terms of these agreements, we are contractually committed to purchase specified service minimums over the next 10 years. If we fail to purchase the contractual minimums we have an obligation to pay the service provider the shortfall. We believe these minimum purchase obligations will be met through the normal course of business.

The following table summarizes debt, lease and minimum purchase obligations outstanding as of December 31, 2002 (in millions):

		Commitment Per Period
	Total	2003	2004	2005	Thereafter
Long-term debt and secured revolving maturities(1)	$5,387	$1,239	$2,425	$581	$1,142
Forward stock sale commitment(2)	(1,610)	–	(1,610)	–	–
Operating lease payments	2,156	469	416	299	972
Minimum purchase obligations	4,149	666	510	531	2,442

Total	$10,082	$2,374	$1,741	$1,411	$4,556

(1)	Amounts due in 2003 include $406 million of secured debt related to the sale of an interest in our trade receivables and $765 million related to zero-coupon convertible senior notes due 2021 but redeemable in whole or in part at the option of the holders in 2003, 2004, 2006, 2011 and 2016.
(2)	The forward stock sale commitment was entered into in connection with a June 2001 public security issuance. See Note 7 of the accompanying notes to consolidated financial statements.

We expect the principal use of funds for the foreseeable future will be for capital expenditures, debt repayment and working capital. Capital expenditures may consist of purchases of computer and telecommunications equipment, software, land, buildings and facilities, as well as acquisitions and joint ventures.

During 2002, 2001 and 2000, capital expenditures totaled $1.2 billion, $1.5 billion and $1.2 billion, respectively, excluding acquisition and joint venture activity. In addition, CSFTs, securitization and leasing transactions during those years provided the estimated capital equivalent of $650 million, $775 million and $400 million, respectively. We estimate capital expenditures, excluding acquisition and joint venture activity, will total $1.4 billion, and utilization of CSFTs, securitization and leasing transactions will provide the estimated capital equivalent of $900 million in 2003. Total capital expenditures may vary significantly and will depend to a significant extent on capital requirements for new business and the level of acquisition and joint venture activities, if any. We anticipate that cash reserves, cash flows from operations, proceeds from divestitures and unused borrowing capacity under the existing lines of credit and client financing transactions will provide sufficient funds to meet our needs during 2003.

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

Interest rate risk.    Our earnings are affected by changes in short-term interest rates as a result of the issuance of short-term commercial paper and variable-rate notes. However, the effects of interest rate changes are reduced by our management of our debt portfolio between fixed- and variable-rate instruments as well as the utilization of interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2003 than in 2002, there would be no material adverse impact on our results of operations or financial position. During 2002, had short-term market interest rates averaged 10% more than in 2001, there would have been no material adverse impact on our results of operations or financial position.

Equity price sensitivity.    Our financial position is affected by changes in equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our equity security investments. If the market price of our investments in equity securities in 2003 were to fall by 10% below the level at the end of 2002, there would be no material adverse impact on our results of operations or financial position. During 2002, declines in the market price of our equity securities did not have a material adverse impact on our results of operation or financial position.

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

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2003 than in 2002, there would be no material adverse impact on our results of operations or financial position. During 2002, had foreign currency rates averaged 10% more than in 2001, there would have been no material adverse impact on our results of operations or financial position.

Application of Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, revenue recognition, accounting for long-lived assets, performance guarantees, litigation, accounts receivable collectibility and retirement plans.

Revenue recognition.    We provide services under time-and-material, unit-price or fixed-price contracts which may extend up to 10 or more years. Under time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the client may be billed. For certain unit-price and fixed-price contracts, we follow the guidance contained in AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. SOP 81-1 requires the use of percentage-of-completion accounting for certain long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. We use the cost-to-cost percentage-of-completion method whereby amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative cost to total cost basis. Costs associated with the purchase of long-lived assets to be used on a specific contract are capitalized and excluded from current cumulative costs in calculating the percentage of services completed. Depreciation and amortization of such costs are included in such calculation over the period of use of the asset. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term. The resulting difference is recognized as unbilled or deferred revenue.

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract’s percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. This methodology is primarily used at the inception of our largest IT services contracts where the amount of profit to be recognized on a contract over its term is not yet determinable. Our estimates of revenues and expenses on client contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. For client contracts accounted for under the percentage-of-completion method, such changes would be reflected in results of operations as a change in accounting estimate in the period the revisions are determined.

Approximately 10% of our IT service contracts representing approximately 40% of total revenues use the percentage-of-completion method of revenue recognition. Unbilled and deferred revenue were $3.0 billion and $830 million, respectively, in our consolidated balance sheet at December 31, 2002. The net change in unbilled and deferred revenue, which represents the difference between amounts billed in accordance with contractual terms and amounts recognized as revenue in our income statement, equated to 3.9% of 2002 total revenues. This net change was primarily associated with certain contracts requiring large upfront system development and construction efforts. These contracts are structured in a manner that generally provides payment for these efforts over periods of time beginning subsequent to the completion of the development and construction efforts. The NMCI Contract and the contracts with the U.K. government, referred to under “Financial Position” above, represent the largest contracts of this type. Excluding the NMCI Contract and these U.K. government contracts, the net change in unbilled and deferred revenue equated to 0.1% of total revenues during 2002.

Long-lived assets.    The following table presents goodwill balances at December 31, 2002 and operating income for the years ended December 31, 2002, 2001 and 2000 for each of our reportable segments (in millions):

	Goodwill at December 31, 2002	Operating Income For the Years Ended
		2002	2001	2000
Operations Solutions	$1,920	$1,663	$2,059	$1,882
Solutions Consulting	1,168	1,061	1,219	1,012
PLM Solutions	968	138	104	80

Goodwill is not amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. We conducted a transitional goodwill impairment test upon adoption of SFAS No. 142 as of January 1, 2002, and an annual goodwill impairment test as of December 1, 2002. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our lines of business or the geographic components of our lines of business that share similar economic characteristics. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each of our reporting units exceeded its respective carrying value in both tests conducted in 2002 indicating the underlying goodwill of each unit was not impaired at the respective testing dates. We plan to conduct our annual impairment test as of December 1 of each year when our budgets and operating plans for the forthcoming year are finalized. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new cost basis of the unit’s goodwill.

Our property and equipment, software and definite-lived intangible asset policies require the amortization or depreciation of assets over their estimated useful lives. An asset’s useful life is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. The useful lives of property and equipment are limited to the lesser of standard depreciable lives or, for those assets dedicated to client contracts, the related contract term.

The useful lives of capitalized software are limited to the shorter of the license period or the related contract term. The estimated useful lives of definite-lived intangible assets are based on the expected use of the asset and factors that may limit the use of the asset. We may utilize the assistance of a third-party appraiser in the assessment of the useful life of an intangible asset.

Liabilities.    When current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss is recognized in the period it becomes evident and, therefore, could have a significant impact on the Company’s earnings for such period. Provisions for loss are reported as cost of revenue in the consolidated income statement. The same risks considered when recognizing revenue under the percentage-of-completion method are also considered when estimating contract loss for a particular contract. During the year ended December 31, 2002, we accrued losses of approximately $160 million on several contracts due to the lack of delivery of system deliverables in accordance with contractual milestones or our inability to deliver contracted services at cost levels that will not exceed expected billings. Loss accruals for contracts were not material for 2001 and 2000.

In the normal course of business, we may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our client, the possibility of which we believe is remote. At December 31, 2002, we had $372 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. In addition, we had $905 million outstanding under CSFT and securitization transactions that are supported by performance guarantees. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee. In addition, we had $30 million of other financial guarantees outstanding at December 31, 2002 relating to indebtedness of others.

There are various claims and pending actions against EDS arising in the ordinary course of the conduct of our business. See Note 15 to the consolidated financial statements for a discussion of current litigation. Certain of these actions seek damages in significant amounts. Among other things, we consider the period in which the underlying cause of the claim occurred, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss to determine whether a loss accrual and/or disclosure in our consolidated financial statements is required. The degree of probability and the loss related to a particular claim are typically estimated with the assistance of legal counsel.

Accounts receivable.    Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless collection is deemed probable. Our allowances for doubtful accounts as a percentage of total gross trade receivables, excluding unbilled receivables, were 7.7%, 2.7% and 3.4% at December 31, 2002, 2001 and 2000, respectively. The increase in the allowance in 2002 results from the recognition of reserves in connection with the WorldCom and US Airways bankruptcies. Excluding these reserves, the allowance percentage was 2.7% at December 31, 2002.

Retirement plans.    We offer pension and other postretirement benefits to our employees through multiple global pension plans. Our largest pension plans are funded through our cash contributions and earnings on plan assets. We use the actuarial models required by SFAS No. 87, Employers’ Accounting for Pensions, to account for our pension plans. Two of the most significant actuarial assumptions used to calculate the net periodic pension benefit expense and the related pension benefit obligation for our defined pension benefit plans are the expected long-term rate of return on plan assets and the discount rate assumptions.

SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns earned on pension plan assets. We base this assumption on historical five-year actual returns as well as anticipated future returns based on our investment mix. Given our relatively young workforce, we are able to take a long-term view of our pension investment strategy. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments are susceptible to significant short-term fluctuations but have historically outperformed most other investment alternatives on a long-term basis. At December 31, 2002, approximately 85% of pension assets were invested in public and private equity and real estate investments with the remaining assets being invested in fixed income securities. Such mix is consistent with that assumed in determining the expected long-term rate of return on plan assets. Rebalancing our actual asset allocations to our planned allocations based on actual performance has not been a significant issue.

A 9.6% weighted-average expected long-term rate of return on plan assets assumption was used for the 2002 pension plan actuarial valuations compared to a 9.7% rate used in 2001. A 100 basis point increase or decrease in this assumption results in an estimated pension expense decrease or increase, respectively, of $40 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

An assumed discount rate is required to be used in each pension plan actuarial valuation. This rate reflects the underlying rate determined on the measurement date at which the pension benefits could effectively be settled. High quality bond yields on our measurement date, October 31, 2002, with maturities consistent with expected pension payment periods are used to determine the appropriate discount rate assumption. Such maturities are currently estimated to be 17 years. A 6.4% discount rate assumption was used for the 2002 pension plan actuarial valuations, compared to a 6.7% discount rate used in 2001. The methodology used to determine the appropriate discount rate assumption has been consistently applied. A 100 basis point increase in the discount rate assumption will result in an estimated decrease of approximately $134 million in the subsequent year’s pension expense, and a 100 basis point decrease in the discount rate assumption will result in an estimated increase of approximately $156 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

Negative financial market returns in 2001 and 2002 have caused our actual pension plan asset returns to be less than the expected returns reflected in our assumptions. Our long-standing policy of making consistent cash pension plan contributions has provided some protection against negative short-term market returns. However, despite these contributions, negative market returns have resulted in a decline in the fair value of our plan assets and declining discount rates have resulted in an increase in our pension liability over the last several years. These factors have caused a significant decline in our pension plans’ funded status, which as of October 31, 2002, reflected total plan assets of $3.7 billion and total accumulated benefit obligations under all plans of $4.5 billion. As a result, under the requirements of SFAS No. 87, we accrued an additional minimum pension plan liability, net of tax, of $423 million during the fourth quarter of 2002 with a corresponding reduction in the accumulated other comprehensive income component of shareholders’ equity.

As a result of decreasing our weighted-average long-term rate of return assumption for plan assets as of January 1, 2003 to 8.7% and the decline in the fair value of plan assets in 2002, our 2003 pension expense will increase over 2002 by approximately $100 million. Our required minimum amount of 2003 contributions will not exceed actual contributions made in 2002. However, we may elect to increase the level of contributions in 2003 over 2002 levels based on a number of factors, including performance of pension investments, changes in interest rates, and changes in workforce compensation.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt this Standard on January 1, 2003. The adoption of this Standard will result in a cumulative effect adjustment of $(0.04) to $(0.05) per share on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which must be applied to all revenue arrangements entered into no later than June 30, 2003. However, the EITF is continuing discussion of the applicability of this Issue to arrangements having one or more elements within the scope of higher level accounting literature, including SOP 81-1. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of our contracts, we would be required to apply its segmentation criteria which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit. Assuming the segmentation criteria are met, the accounting for system design and development elements of multiple-element IT service contracts similar to those we typically enter into could continue to use the percentage-of-completion method of revenue recognition. The accounting for this element, which usually occurs in the early stages of these contracts and has resulted in the recognition of the majority of our unbilled revenues, might not change as a result of the EITF. Revenue recognition for the segmented processing elements would likely occur on an as-billed or straight-line basis. We cannot determine the ultimate impact of EITF 00-21 on our business until the EITF resolves uncertainties regarding its scope.

In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of identifying our interest in variable interest entities to determine which, if any such entities, require consolidation under FIN 46. If we determine we should consolidate these entities, we would recognize certain assets and debt on our consolidated balance sheets and a cumulative adjustment for the accounting change in our consolidated statements of income.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangibles Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In 2002, the Company fully adopted the provisions of SFAS No. 142, as required for goodwill and intangible assets resulting from business combinations consummated before July 1, 2001.

KPMG LLP

Dallas, Texas

February 5, 2003

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenues	$21,502	$21,141	$18,856

Costs and expenses
Cost of revenues	17,744	17,086	15,289
Selling, general and administrative	1,889	1,880	1,776
Acquired in-process R&D and other acquisition-related costs	–	144	24
Restructuring and other charges	(3)	(15)	(22)

Total costs and expenses	19,630	19,095	17,067

Operating income	1,872	2,046	1,789
Other income (expense)
Interest expense and other, net	(347)	(213)	(27)
Reclassification of investment gain from equity	–	315	–

Total other income (expense)	(347)	102	(27)

Income from continuing operations before income taxes	1,525	2,148	1,762
Provision for income taxes	518	794	643

Income from continuing operations	1,007	1,354	1,119
Income from discontinued operations, net of income taxes (including net gain of $87 in 2002, net of income taxes)	109	33	24

Income before cumulative effect of a change in accounting principle	1,116	1,387	1,143
Cumulative effect on prior years of a change in accounting for derivatives, net of income taxes	–	(24)	–

Net income	$1,116	$1,363	$1,143

Basic earnings per share of common stock
Income from continuing operations	$2.10	$2.88	$2.40
Income from discontinued operations	0.23	0.07	0.05
Cumulative effect on prior years of a change in accounting for derivatives	–	(0.05)	–

Net income	$2.33	$2.90	$2.45

Diluted earnings per share of common stock
Income from continuing operations	$2.06	$2.79	$2.35
Income from discontinued operations	0.22	0.07	0.05
Cumulative effect on prior years of a change in accounting for derivatives	–	(0.05)	–

Net income	$2.28	$2.81	$2.40

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$1,642	$521
Marketable securities	248	318
Accounts receivable and unbilled revenue, net (including pledged receivables of $406 in 2002)	6,435	5,642
Prepaids and other	1,060	893

Total current assets	9,385	7,374
Property and equipment, net	3,023	3,082
Investments and other assets	986	911
Goodwill	4,077	3,692
Other intangible assets, net	1,409	1,294

Total assets	$18,880	$16,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,674	$3,298
Deferred revenue	830	488
Income taxes	386	190
Current portion of long-term and secured revolving debt	1,239	36

Total current liabilities	6,129	4,012
Deferred income taxes	51	234
Pension benefit liability	1,113	325
Long-term debt, less current portion	4,148	4,692
Minority interests and other long-term liabilities	417	644
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	–	–
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at December 31, 2002; 495,593,044 shares issued at December 31, 2001	5	5
Additional paid-in capital	901	962
Retained earnings	7,951	7,122
Accumulated other comprehensive income	(689)	(560)
Treasury stock, at cost, 18,731,311 and 18,277,672 shares at December 31, 2002 and 2001, respectively	(1,146)	(1,083)

Total shareholders’ equity	7,022	6,446

Total liabilities and shareholders’ equity	$18,880	$16,353

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock		Share-holders’ Equity
	Shares Issued	Amount				Shares Held	Amount
Balance at December 31, 1999	493	$5	$972	$5,179	$(80)	27	$(1,542)	$4,534

Comprehensive income:
Net income	–	–	–	1,143	–	–	–	1,143
Currency translation adjustment	–	–	–	–	(96)	–	–	(96)
Unrealized losses on securities, net of tax effect of $14, and reclassification adjustment	–	–	–	–	(24)	–	–	(24)
Change in minimum pension liability, net of tax effect of $21	–	–	–	–	(38)	–	–	(38)

Total comprehensive income								985
Dividends declared	–	–	–	(280)	–	–	–	(280)
Stock award transactions	–	–	(23)	–	–	(4)	255	232
Purchase of treasury shares	–	–	–	–	–	5	(332)	(332)

Balance at December 31, 2000	493	$5	$949	$6,042	$(238)	28	$(1,619)	$5,139

Comprehensive income:
Net income	–	–	–	1,363	–	–	–	1,363
Currency translation adjustment	–	–	–	–	(98)	–	–	(98)
Unrealized losses on securities, net of tax effect of $1, and reclassification adjustment	–	–	–	–	(239)	–	–	(239)
Change in minimum pension liability, net of tax effect of $8	–	–	–	–	15	–	–	15

Total comprehensive income								1,041
Dividends declared	–	–	–	(283)	–	–	–	(283)
Issuance of stock purchase contracts (Notes 7 and 12)	–	–	(118)	–	–	–	–	(118)
Stock issued for acquisition (Notes 8 and 16)	3	–	134	–	–	1	(85)	49
Stock award transactions	–	–	(3)	–	–	(11)	621	618

Balance at December 31, 2001	496	$5	$962	$7,122	$(560)	18	$(1,083)	$6,446

Comprehensive income:
Net income	–	–	–	1,116	–	–	–	1,116
Currency translation adjustment	–	–	–	–	288	–	–	288
Unrealized losses on securities, net of tax effect of $1, and reclassification adjustment	–	–	–	–	6	–	–	6
Change in minimum pension liability, net of tax effect of $217	–	–	–	–	(423)	–	–	(423)

Total comprehensive income								987
Dividends declared	–	–	–	(287)	–	–	–	(287)
Stock issued for acquisition (Note 8)	–	–	–	–	–	(1)	85	85
Issuance of stock purchase contracts (Note 12)	–	–	11	–	–	–	–	11
Stock award transactions	–	–	(72)	–	–	(3)	232	160
Purchase of treasury shares	–	–	–	–	–	5	(380)	(380)

Balance at December 31, 2002	496	$5	$901	$7,951	$(689)	19	$(1,146)	$7,022

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net income	$1,116	$1,363	$1,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,443	1,482	1,431
Deferred compensation	59	98	101
Asset write-downs, including acquired in-process R&D	38	91	43
Other (including net gain from discontinued operations of $87 in 2002)	(64)	(340)	(187)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable and unbilled revenue	(679)	(882)	(386)
Prepaids and other	(216)	202	(87)
Accounts payable and accrued liabilities	56	(481)	(305)
Deferred revenue	210	(138)	(156)
Income taxes	283	327	(38)

Total adjustments	1,130	359	416

Net cash provided by operating activities	2,246	1,722	1,559

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	60	58	241
Proceeds from investments and other assets	217	237	79
Proceeds from divested assets	301	26	11
Payments for purchases of property and equipment	(973)	(1,285)	(768)
Payments for investments and other assets	(175)	(201)	(74)
Payments related to acquisitions, net of cash acquired	(107)	(2,089)	(202)
Payments for purchases of software and other intangibles	(367)	(294)	(601)
Payments for purchases of marketable securities	(20)	(58)	(68)
Other	67	18	135

Net cash used in investing activities	(997)	(3,588)	(1,247)

Cash Flows from Financing Activities
Proceeds from long-term and secured revolving debt	461	3,211	367
Payments on long-term debt	(171)	(425)	(501)
Net increase (decrease) in borrowings with original maturities less than 90 days	147	(700)	295
Payments for redeemable stock of subsidiary	–	(163)	–
Purchase of treasury shares	(380)	–	(332)
Employee stock transactions	89	417	97
Dividends paid	(287)	(283)	(280)
Other	(25)	7	2

Net cash provided by (used in) financing activities	(166)	2,064	(352)

Effect of exchange rate changes on cash and cash equivalents	38	(70)	(73)

Net increase (decrease) in cash and cash equivalents	1,121	128	(113)
Cash and cash equivalents at beginning of year	521	393	506

Cash and cash equivalents at end of year	$1,642	$521	$393

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of traditional information technology (“IT”) outsourcing, business process outsourcing, solutions consulting, management consulting, and product lifecycle management software and services. Services include the design, construction and/or management of computer networks, information systems, information processing facilities and business processes. As used herein, the terms “EDS” and the “Company” refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contractual rights are not considered controlled subsidiaries. The Company’s investments in entities it does not control, but in which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Under such method, the Company recognizes its share of the subsidiaries’ income (loss) in other income (expense).

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and stock purchase contracts and the issuance of shares in respect of restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Basic earnings per share of common stock:
Weighted-average common shares outstanding	479	470	466
Effect of dilutive securities (Note 10):
Restricted stock units	4	5	5
Stock options	5	9	5
Stock purchase contracts	1	–	–

Diluted earnings per share:
Weighted-average common and common equivalent shares outstanding	489	484	476

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include options to purchase 73 million, 9 million and 11 million shares of common stock for the years ended December 31, 2002, 2001 and 2000, respectively, 1 million restricted stock units for the year ended December 31, 2002, and debt and related forward purchase contracts convertible into 33 million shares of common stock for the years ended December 31, 2002 and 2001.

Accounts Receivable

The Company recognizes allowances for doubtful accounts when circumstances indicate an account receivable will not be paid by a client due to client liquidity or other issues. Accounts receivable are shown net of allowances of $283 million and $107 million at December 31, 2002 and 2001, respectively.

Marketable Securities

Marketable securities at December 31, 2002 and 2001 consist of government and agency obligations, corporate debt, and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of comprehensive income in shareholders’ equity until realized.

Investments in marketable securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary. The Company considers several factors to determine whether a decline in the fair value of an equity security is other than temporary, including the length of time and the extent to which the fair value has been less than carrying value, the financial condition of the investee, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow a recovery in value.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements. The ranges of estimated useful lives are as follows:

Years
Buildings	20-50
Facilities	3-20
Computer equipment	3-5
Other equipment and furniture	3-7

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. For property and equipment to be held and used, impairment is determined by a comparison of the carrying value of the asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of then current carrying value or fair value less cost to sell.

Investments and Other Assets

Investments in non-marketable equity securities are monitored for impairment and written down to fair value with a charge to earnings if a decline in fair value is judged to be other than temporary. The fair values of non-marketable equity securities are determined based on quoted market prices. If quoted market prices are not available, fair values are estimated based on an evaluation of numerous indicators including, but not limited to, offering prices of recent issuances of the same or similar equity instruments, quoted market prices for similar companies and comparisons of recent financial information, operating plans, budgets, market studies and client information to the information used to support the initial valuation of the investment. The Company considers several factors to determine whether a decline in the fair value of a non-marketable equity security is other than temporary, including the length of time and the extent to which the fair value has been less than carrying value, the financial condition of the investee, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow a recovery in value.

Goodwill and Other Intangible Assets

Purchased software or licensed software not subject to a subscription agreement and utilized in designing, installing and operating business information and communications systems is capitalized and amortized on a straight-line basis, generally over two to five years. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Purchased software and development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Estimated useful lives of software products to be sold, leased or otherwise marketed range from three to seven years. Software development costs incurred to meet the Company’s internal needs are capitalized and amortized on a straight-line basis over three to five years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are expensed ratably over the subscription term.

The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets other than purchased software are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from one to 10 years. Identifiable intangible assets with indefinite useful lives are not amortized but instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with indefinite useful lives are impaired when the carrying value of the asset exceeds its fair value. Impaired indefinite lived intangible assets are written down to fair value with a charge to expense in the period the impairment is identified. As this impairment test is based on the Company’s assessment of the fair value of its reporting units, future changes to these estimates could cause an impairment of a portion of the Company’s goodwill balance.

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Reporting units are the Company’s lines of business or the geographic components of its lines of business that share similar economic characteristics. The fair value of a reporting unit is estimated using the Company’s projections of discounted future operating cash flows of the unit. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. A reporting unit whose fair value is less than its carrying value requires a second step to determine whether the goodwill allocated to the unit is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of a reporting unit’s goodwill is determined by allocating the fair value of the entire reporting unit to the assets and liabilities of that unit, including any unrecognized intangible assets, based on fair value. The excess of the fair value of the entire reporting unit over the amounts allocated to the identifiable assets and liabilities of the unit is the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

The Company determines the timing and frequency of its goodwill impairment tests based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. Events or circumstances that might require the need for more frequent tests include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations. The Company also considers the amount by which the fair value of a particular reporting unit exceeded its carrying value in the most recent goodwill impairment test to determine whether more frequent tests are necessary.

Sales of Financial Assets

The Company accounts for the sale of financial assets when control over the financial asset is relinquished. The Company sold $142 million and $188 million of financial assets, primarily lease receivables, during 2002 and 2001, respectively. In most cases, the Company sold lease receivables to a legally isolated securitization trust. If a trust is not used, the receivables are sold to an independent substantive financial institution. A residual beneficial interest, representing the Company’s right to receive certain monthly residual cash flows from the securitization trust, has been retained by the Company and is recorded as a current asset at its fair value of $75 million at December 31, 2002. At December 31, 2001, the recorded and fair values of this residual beneficial interest were $34 million. None of these transactions resulted in any significant gain or loss, or servicing asset or servicing liability.

Revenue Recognition

The Company provides services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Under time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the client may be billed. For other unit-price and fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract’s percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. The effect of changes to total estimated contract revenue and costs, including changes resulting from the cessation of the use of the zero-profit methodology, is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

The Company’s software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, consulting and training. The aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to its fair value, with the residual of the arrangement fee allocated to the delivered elements. Fair values are based upon vendor-specific objective evidence. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: a) a written contract for the license of software has been executed, b) the Company has delivered the product to the customer, c) the license fee is fixed or determinable, and d) collectibility of the resulting receivable is deemed probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the support period. Fees allocated to other services are recognized as revenue as the service is performed.

Deferred revenue of $830 million and $488 million at December 31, 2002 and 2001, respectively, represents billings in excess of amounts earned on certain contracts. Unbilled revenue of $3,033 million and $1,845 million at December 31, 2002 and 2001, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. Of the $3,033 million unbilled revenue balance outstanding at December 31, 2002, all but $556 million is expected to be billed in 2003. A specific client’s aggregate unbilled revenue balance may not decrease when future billings are rendered because additional costs and related profits in excess of billings may also be incurred in the future in accordance with the contractual agreements. At December 31, 2002, unbilled revenue relating to contracts with U.S. federal, state and international government clients totaled $1.8 billion.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income, but are reflected in the comprehensive income component of shareholders’ equity. Cumulative currency translation adjustment losses included in shareholders’ equity were $240 million, $528 million and $430 million at December 31, 2002, 2001 and 2000, respectively. Net currency transaction losses, net of income taxes, are included in determining net income and were $23 million, $19 million and $7 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

Accounting Changes

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

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and fully adopted SFAS No. 142 effective January 1, 2002. In accordance with the transitional provisions of SFAS No. 142, goodwill acquired in purchase business combinations completed after June 30, 2001 was not amortized, but was evaluated for impairment in 2001 in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Approximately $1.5 billion of the $1.7 billion assigned to goodwill during 2001 was not amortized because it related to acquisitions completed subsequent to June 30, 2001 (see Note 16).

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

Securities Price Risk

The Company has used derivative instruments to eliminate or reduce market price risk associated with strategic equity investments. Securities selected for hedging are determined after considering market conditions, up-front hedging costs and other relevant factors. Once established, hedges are generally not removed until maturity.

Interest Rate Risk

The Company enters into interest rate swap agreements that convert fixed rate instruments to variable rate instruments to manage interest rate risk. During 2001 and 2002, the critical terms of each interest rate swap and the underlying debt were the same. As a result, no gains or losses relating to the changes in fair value of the interest rate swap agreements were recognized in earnings.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2002 and 2001, reclassifications from accumulated other comprehensive income to net income of net gains recognized on security transactions, including the reclassification of certain available-for-sale securities into the trading securities classification, were $3 million and $226 million, net of the related tax expense of $1 million and $122 million, respectively. There were no such reclassifications in 2000.

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

Financial Instruments

The following table presents the carrying amounts and fair values of the Company’s significant financial instruments at December 31, 2002 and 2001 (in millions):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale marketable securities (Note 2)	$179	$179	$234	$234
Trading marketable securities (Note 2)	69	69	84	84
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 4)	24	24	59	59
Long-term and secured revolving debt (Note 7)	(5,387)	(5,702)	(4,728)	(4,938)
Foreign currency forward contracts, net asset (liability) (Note 12)	8	8	(13)	(13)
Interest rate swap agreements, net asset (Note 12)	61	61	19	19

Current marketable securities are carried at their estimated fair value based on current market quotes. The fair values of certain long-term investments are estimated based on quoted market prices for these or similar investments. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or based on the current rates offered to the Company for instruments with similar terms, degree of risk and remaining maturities. The fair value of foreign currency forward and interest rate swap contracts is the estimated amount to settle the contracts using current market exchange or interest rates. The carrying values of other financial instruments, such as cash equivalents, accounts and notes receivable, and accounts payable, approximate their fair value.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, percentage-of-completion revenue recognition, projected cash flows associated with long-lived assets, liabilities associated with pensions, performance guarantees, loss contracts, litigation, and receivables collectibility.

Concentration of Credit Risk

Other than our operating receivables from General Motors (“GM”), concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of clients forming the Company’s client base and their dispersion across different industries and geographic areas. Net operating receivables from GM and its affiliates totaled $488 million, $453 million and $478 million as of December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Company had net operating receivables of approximately $330 million associated with travel-related industry clients, including airlines, and $410 million associated with clients in the communications industry.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

Stock-Based Compensation

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the years ended December 31, 2002, 2001 and 2000 (in millions, except per share amounts):

	2002	2001	2000
Net income:
As reported	$1,116	$1,363	$1,143
Stock-based employee compensation cost included in reported net income, net of related tax effects	39	65	67
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(312)	(186)	(144)

Pro forma	$843	$1,242	$1,066

Basic earnings per share of common stock:
As reported	$2.33	$2.90	$2.45
Pro forma	1.76	2.64	2.29

Diluted earnings per share of common stock:
As reported	$2.28	$2.81	$2.40
Pro forma	1.73	2.59	2.25

The weighted-average fair value of options granted was $19.59, $23.09 and $19.00 for 2002, 2001 and 2000, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields of 1.1%, 1.0% and 1.2%; expected volatility of 42.7%, 38.6% and 39.8%; risk-free interest rate of 4.5%, 4.8% and 6.3%; and expected lives of 3.8 years, 5.7 years and 3.9 years.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

NOTE	2: MARKETABLE SECURITIES

Trading securities at December 31, 2002 and 2001 had carrying amounts of $69 million and $84 million, respectively. Changes in net unrealized holding losses on trading securities included in earnings were $8 million, $3 million and $1 million for the years ended December 31, 2002, 2001 and 2000.

The following is a summary of current available-for-sale marketable securities at December 31, 2002 and 2001 (in millions):

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$83	$3	$–	$86
Other debt securities	43	1	–	44

Total debt securities	126	4	–	130
Equity securities	46	3	–	49

Total current available-for-sale securities	$172	$7	$–	$179

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$114	$3	$–	$117
Other debt securities	55	1	–	56

Total debt securities	169	4	–	173
Equity securities	67	1	(7)	61

Total current available-for-sale securities	$236	$5	$(7)	$234

The amortized cost and estimated fair value of current available-for-sale debt securities at December 31, 2002, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$96	$98
Due after one year through five years	30	32

Total debt securities	$126	$130

The following table summarizes sales of available-for-sale securities for the years ended December 31, 2002, 2001 and 2000 (in millions), excluding the delivery of certain investments during 2001 in settlement of the Company’s obligation under a forward sale agreement (see Note 12). Specific identification was used to determine cost in computing realized gain or loss.

	2002	2001	2000
Proceeds from sales	$60	$58	$241
Gross realized gains	–	1	22
Gross realized losses	(30)	–	(9)

NOTE	3: PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2002 and 2001 (in millions):

	2002	2001
Land	$117	$115
Buildings and facilities	1,854	1,627
Computer equipment	5,460	5,298
Other equipment and furniture	637	627

Subtotal	8,068	7,667
Less accumulated depreciation	(5,045)	(4,585)

Total	$3,023	$3,082

NOTE 4: INVESTMENTS AND OTHER ASSETS

The following is a summary of investments and other assets at December 31, 2002 and 2001 (in millions):

	2002	2001
Lease contracts receivable (net of principal and interest on non-recourse debt)	$123	$130
Estimated residual values of leased assets (not guaranteed)	35	47
Unearned income, including deferred investment tax credits	(59)	(77)

Total investment in leveraged leases (excluding deferred taxes of $42 and $53 at December 31, 2002 and 2001, respectively)	99	100
Leveraged lease partnership investment	145	227
Investments in securities, joint ventures and partnerships	32	84
Deferred pension costs	318	234
Long-term deposit	87	–
Other	305	266

Total	$986	$911

The Company holds interests in various equipment financing leases, including a $61 million interest in a fiber optic equipment lease with a domestic subsidiary of WorldCom, financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases. The Company’s share of rent receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt.

During 2001, the Company contributed certain leveraged aircraft lease investments to a partnership in exchange for an equity interest in the partnership. The Company accounts for its interest in the partnership under the equity method. During 2002, the Company recorded writedowns totaling $76 million to its investment in the partnership due to uncertainties regarding the recoverability of the partnership’s investments with US Airways and United Airlines, both of which filed for bankruptcy in 2002. These writedowns are reflected in other income (expense) in the Company’s consolidated statements of income. At December 31, 2002, the partnership’s remaining leveraged lease investments included investments with American Airlines valued at $23 million. The Company’s ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be further impaired.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $8 million and $25 million at December 31, 2002 and 2001, respectively. The Company recognized impairment losses totaling $22 million and $37 million in 2002 and 2001, respectively, due to other than temporary declines in the fair values of certain non-marketable equity securities. These losses are reflected in other income (expense) in the Company’s consolidated statements of income.

NOTE	5: GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

The following is a summary of net income and earnings per share for the years ended December 31, 2001 and 2000, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in millions, except per share amounts):

	2001	2000
Net income – as reported	$1,363	$1,143
Goodwill amortization, net of income taxes	137	124
Tradename amortization, net of income taxes	6	6

Net income – as adjusted	$1,506	$1,273

Basic earnings per share of common stock:
Net income – as reported	$2.90	$2.45
Goodwill amortization, net of income taxes	0.29	0.27
Tradename amortization, net of income taxes	0.01	0.01

Net income – as adjusted	$3.20	$2.73

Diluted earnings per share of common stock:
Net income – as reported	$2.81	$2.40
Goodwill amortization, net of income taxes	0.29	0.26
Tradename amortization, net of income taxes	0.01	0.01

Net income – as adjusted	$3.11	$2.67

The Company changed its segment reporting during 2002 to conform to a new organizational structure (see Note 11). Goodwill was reassigned to the new reporting segments based on the relative fair value of each segment to the aggregate fair value of those segments affected by the reorganization. The Company changed its segment reporting during 2001 to include the Product Lifecycle Management (“PLM”) Solutions line of business. The following is a summary of changes in the carrying amount of goodwill by segment for the years ended December 31, 2002 and 2001 (in millions):

	Operations Solutions	Solutions Consulting	PLM Solutions	All Other	Total
Balance at December 31, 2000	$1,080	$870	$170	$26	$2,146
Additions	676	247	817	–	1,740
Amortization	(84)	(54)	(25)	(10)	(173)
Other	(14)	(6)	(1)	–	(21)

Balance at December 31, 2001	1,658	1,057	961	16	3,692
Additions	188	60	23	–	271
Deletions	(51)	–	–	–	(51)
Other	125	51	(16)	5	165

Balance at December 31, 2002	$1,920	$1,168	$968	$21	$4,077

Goodwill additions resulted from acquisitions completed in 2001 and 2002, and 2002 activity includes adjustments to the preliminary purchase price allocations related to acquisitions completed in 2001. Deletions resulted from divestitures completed in 2002 (see Note 17). Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments. During 2002, the Company completed the required transitional goodwill and intangible asset impairment tests as of January 1, 2002 and annual goodwill impairment test as of December 1, 2002. No impairment losses were identified as a result of these tests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2002 and 2001 (in millions):

	2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,203	$1,211	$992
Customer accounts	378	131	247
Other	183	146	37

Total	$2,764	$1,488	1,276

Indefinite Useful Lives
Tradename			133

Total intangible assets			$1,409

	2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$1,703	$896	$807
Customer accounts	437	124	313
Other	146	105	41

Total	$2,286	$1,125	1,161

Indefinite Useful Lives
Tradename			133

Total intangible assets			$1,294

The Company recorded a $38 million asset impairment provision during 2002 related to its decision to exit the subscription fulfillment business included in the Operations Solutions segment. This amount is reflected in discontinued operations in the Company’s consolidated statements of income. The impairment provision was calculated as the difference between carrying value of the net assets of the subscription fulfillment business and its estimated selling price, and resulted in the write-off of certain customer accounts intangible assets totaling $28 million.

Amortization expense related to intangible assets was $415 million and $302 million for the years ended December 31, 2002 and 2001, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2002 for each of the years in the five year period ending December 31, 2007 and thereafter is (in millions): 2003 – $423; 2004 – $328; 2005 – $209; 2006 – $116; 2007 – $71 and thereafter – $129.

NOTE	6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities at December 31, 2002 and 2001 (in millions):

	2002	2001
Accounts payable	$710	$462
Accrued liabilities relating to:
Contracts	1,060	843
Payroll	622	994
Restructuring activities	29	44
Property, sales and franchise taxes	276	198
Other	977	757

Total	$3,674	$3,298

NOTE	7: LONG-TERM AND SECURED REVOLVING DEBT

The following is a summary of long-term and secured revolving debt at December 31, 2002 and 2001 (in millions):

	2002		2001
	Amount	Weighted-Average Rate	Amount	Weighted-Average Rate
Secured revolving facility	$406	1.78%	$–	–

Long-term debt:
Commercial paper	$231	2.04%	$140	1.97%
Convertible notes due 2004	1,610	5.78%	1,610	5.78%
Zero-coupon convertible notes due 2021	765	1.25%	782	1.25%
Notes payable, fixed rates, due dates ranging from 2003 to 2029, net of discounts	2,316	7.00%	2,154	7.11%
Other	59		42

Total	4,981		4,728
Less current portion of long-term debt	(833)		(36)

Long-term debt	$4,148		$4,692

In December 2002, EDS Information Services, LLC, a wholly-owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member (the “LLC”), which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. At December 31, 2002, $406 million was outstanding under this facility. The weighted average variable interest rate on outstanding borrowings was 1.78% at December 31, 2002. Maximum borrowings under the facility vary based on the eligible trade receivables held by the LLC, however outstanding borrowings under the facility cannot exceed $500 million. The facility is subject to annual renewal and will expire in December 2005. In the event certain stated criteria are not complied with and a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include but are not limited to, EDS’ long-term debt rating falling below “BBB-” by Standard & Poor’s Rating Services (“S&P”) or “Baa3” by Moody’s Investor Services, Inc. (“Moody’s”), or events or collection trends materially negatively impacting the collateral. Proceeds from the sale of the trade receivables will be used for general corporate purposes.

The current portion of long-term debt includes $765 million related to zero-coupon convertible senior notes due 2021 but redeemable in whole or in part at the option of the holders in 2003, 2004, 2006, 2011 and 2016.

Commercial paper is classified as non-current debt, as it is intended to be maintained on a long-term basis, with ongoing credit availability provided by the Company’s revolving, committed lines of credit. The Company maintains $1.25 billion of committed lines of credit, of which $625 million expires in 2003, with the option to convert any outstanding amounts under these lines into term loans maturing in 2004. The remaining $625 million expires in 2004. No amounts were outstanding under the lines of credit at December 31, 2002. The Company pays annual commitment fees of 0.05% to 0.10% on the unused portion of the lines of credit.

In October 2001, the Company completed the public offering of 1 million zero-coupon convertible senior notes due October 10, 2021. Each note was issued at a price of $779.41 and has a principal amount at maturity of $1,000. Holders may convert each note on or before the maturity date into 9.7294 shares of the Company’s common stock when the average per share sale price of the Company’s common stock is at least a specified percentage, beginning at 120% and declining 0.5% each year thereafter, above the accreted value of a note (original note proceeds plus interest earned to date) divided by 9.7294. The notes may also be converted if the Company’s debt rating falls below investment grade, the Company calls the notes for redemption, makes specified shareholder distributions or becomes party to a merger pursuant to which EDS common stock would be converted into cash, securities or other property. In lieu of delivering shares of common stock, the Company may elect to pay holders cash for their notes. The issue price per note represents a yield to maturity of 1.25% per year calculated from October 2001. Commencing with the six-month period beginning October 2004, the notes will accrue contingent interest if the average market price of the notes equals 120% or more of the accreted value of the note. The amount of contingent interest payable per note is equal to the greater of 0.125% of the market price of the note or the equivalent cash dividends per share of common stock paid by the Company during the related six-month period multiplied by the number of shares of common stock issuable upon conversion of a note. The contingent interest liability is marked-to-market each period with a corresponding adjustment to interest expense. No contingent interest has been recognized through December 31, 2002. At any time on or after October 2004, the Company may redeem all or a portion of the notes for cash in an amount equal to the accreted value of the notes plus unpaid contingent interest, if any. Holders may require the Company to redeem their notes at the accreted value of the note for cash on October 10, 2003, or at the accreted value of the note, plus unpaid contingent interest, for any combination of cash or EDS common stock, at the Company’s option, on October 10, 2004, 2006, 2011 and 2016. Net proceeds from the offering of $762 million were used to repay outstanding indebtedness under the Company’s commercial paper and other short-term debt facilities which had been utilized to fund acquisitions during 2001.

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

Expected maturities of long-term debt for years subsequent to December 31, 2002 are as follows (in millions):

2003	$833
2004(1)	2,425
2005	581
2006	21
2007	1
Thereafter	1,120

Total	$4,981

(1)	Does not include expected proceeds of $1.6 billion to be received by the Company from the purchase contracts associated with the June 2001 public offering. After applying such proceeds against the related debt maturity, remaining debt maturities in 2004 are $815 million.

The Company’s lines of credit and the indentures governing its long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. In addition, the Company’s lines of credit contain a minimum net worth covenant that is calculated each calendar quarter as the sum of a) $3.1 billion plus b) 50% of net income or loss for each fiscal quarter commencing after June 30, 1999, as adjusted to exclude nonrecurring items. Such calculation equated to $5.0 billion at December 31, 2002. In the event that the Company was to become noncompliant, the associated indebtedness may become immediately due. As of December 31, 2002, the Company was in compliance with all of these covenants.

NOTE	8: MINORITY INTERESTS AND OTHER LONG-TERM LIABILITIES

At December 31, 2002 and 2001, respectively, other long-term liabilities were $285 million and $372 million, respectively. Minority interests were $132 million and $272 million at December 31, 2002 and 2001, respectively.

The Company acquired a controlling interest in Systematics AG in July 2001 (see Note 16). The shares acquired in July 2001, together with shares previously purchased in a public tender offer and the shares the Company had under a forward purchase contract, represented approximately 98% of the outstanding Systematics shares. The Company acquired the remaining Systematics shares in 2002. At December 31, 2001, the remaining minority interest liability related to the unpaid acquisition price was $158 million. The Company settled this liability in 2002 with cash of $65 million and 1.3 million shares of common stock, all of which were held in escrow at December 31, 2001.

NOTE	9: INCOME TAXES

Total income tax expense for the years ended December 31, 2002, 2001 and 2000 was allocated as follows (in millions):

	2002	2001	2000
Income from continuing operations	$518	$794	$643
Discontinued operations	57	18	14
Cumulative effect on prior years of a change in accounting for derivatives	–	(13)	–
Shareholders’ equity	(227)	(183)	(57)

Total	$348	$616	$600

The provision for income tax expense on income from continuing operations is summarized as follows for the years ended December 31, 2002, 2001 and 2000 (in millions):

	United States
	Federal	State	Non-U.S.	Total
2002
Current	$(94)	$6	$360	$272
Deferred	411	5	(170)	246

Total	$317	$11	$190	$518

2001
Current	$117	$18	$182	$317
Deferred	404	33	40	477

Total	$521	$51	$222	$794

2000
Current	$412	$40	$168	$620
Deferred	6	2	15	23

Total	$418	$42	$183	$643

Income from continuing operations before income taxes included the following components for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
U.S. income	$1,071	$1,546	$1,340
Non-U.S. income	454	602	422

Total	$1,525	$2,148	$1,762

A reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to the actual income tax expense follows for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Statutory federal income tax	$534	$752	$617
State income tax, net	7	33	27
Nondeductible acquired in-process research and development	–	30	9
Nondeductible goodwill	–	39	31
Research and experimentation credits	(55)	(53)	(43)
Other	32	(7)	2

Total	$518	$794	$643

Effective income tax rate	34.0%	37.0%	36.5%

The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows as of December 31, 2002 and 2001 (in millions):

	2002		2001
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$9	$376	$7	$369
Unbilled and deferred revenue differences	28	634	27	350
Other accrual accounting differences	253	192	173	199
Employee benefit plans	167	17	31	47
Depreciation/amortization differences	127	195	118	233
Net operating loss and tax credit carryforwards	298	–	252	–
Employee-related compensation	196	–	278	–
Other	333	287	324	268

Subtotal	1,411	1,701	1,210	1,466
Less valuation allowance	(120)	–	(115)	–

Total deferred taxes	$1,291	$1,701	$1,095	$1,466

The net changes in the valuation allowance shown in the table above for the years ended December 31, 2002 and 2001 were increases of $5 million and $32 million, respectively. Approximately one-half of the Company’s net operating loss and tax carryforwards expire over various periods from 2003 through 2022, and others are unlimited. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly.

NOTE	10: STOCK PURCHASE AND INCENTIVE PLANS

Stock Purchase Plan and Nonqualified Stock Purchase Plan

Under the Stock Purchase Plan and Nonqualified Stock Purchase Plan, eligible employees may purchase EDS common stock at 85% of the quoted market price through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year. Shares of EDS common stock purchased under the plans may not be sold or transferred within two years of the date of purchase unless they are first offered to EDS at the lesser of the original purchase price or the fair value on the date of the sale. At December 31, 2002, the number of shares available for future sale under the EDS Stock Purchase Plan and Nonqualified Stock Purchase Plan was 48.4 million.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are “broad-based” plans that permit the grant of stock options to any employee of EDS or its subsidiaries other than executive officers. As of December 31, 2002, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of December 31, 2002, no shares were available for issuance under PerformanceShare and 0.3 million shares were available for issuance under Global Share.

Incentive Plan

The Incentive Plan is authorized to issue up to 94.5 million shares of common stock. The Incentive Plan permits the granting of stock-based awards in the form of restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees and non-employee directors. The exercise price for stock options granted under this plan must be equal to or greater than the quoted market price on the date of the grant. The maximum number of shares for which additional awards may be granted under this plan was 21.7 million at December 31, 2002.

During the years ended December 31, 2002, 2001 and 2000, 0.2 million, 0.3 million and 0.1 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of five to 10 years. The weighted-average fair values of the restricted stock units granted were $39.73, $58.42 and $45.13 for the years ended December 31, 2002, 2001 and 2000, respectively. The quoted market price of common stock as of the date of grant is charged to operations over the vesting period. The total number of unvested units outstanding at December 31, 2002 was 5.8 million.

The Company recognized compensation expense in connection with the restructuring activities described in Note 19 totaling $10 million during the year ended December 31, 2000 resulting from changes to vesting conditions for unvested restricted stock units and options pursuant to the Company’s officer retention plan. The plan provides for cash benefits and accelerated vesting of restricted stock units and options in the event of termination of employment without cause and other benefits in the event the officer remains employed at the end of the retention period.

During the years ended December 31, 2002, 2001 and 2000, non-employee directors were granted a total of 1,820, 1,651 and 2,650 restricted shares, respectively, of EDS common stock that vest over a three-year period. The quoted market price of common stock on the date of grant is charged to expense over the vesting period.

Transition Incentive Plan

The Transition Incentive Plan permits the grant of nonqualified stock options to eligible employees. This plan was intended to be used exclusively for the grant of stock options to former employees of Structural Dynamics Research Corporation (“SDRC”), which was acquired in August 2001, and Unigraphics Solutions Inc. (“UGS”), which became a wholly-owned subsidiary in September 2001, and has been used exclusively for that purpose. As of December 31, 2002, options for 2.9 million shares were outstanding under this plan. Such options have an exercise price equal to the fair market value per share of common stock on the grant date, vest ratably over four years and have a term of 10 years from the grant date. The number of options originally authorized for issuance under this plan is 3.7 million. At December 31, 2002, no options were available for issuance under the plan.

Transition Inducement Plan

The Transition Inducement Plan permits awards in the form of nonqualified stock options, stock appreciation rights or common stock (including units denominated in common stock) to eligible employees. This plan was adopted in December 2002 in anticipation of proposed New York Stock Exchange rules which provide that awards issued to induce new employment or in exchange for awards under an “acquired” plan are not subject to shareholder approval. The Company does not intend to issue awards under this plan prior to the effectiveness of the proposed New York Stock Exchange rules and, thereafter, will only issue awards that meet the “employee inducement” and “acquired plan” provisions of the proposed rules. All options granted under this plan must have an exercise price not less than the fair market value per share of common stock on the grant date. As of December 31, 2002, no awards had been made under this plan. The maximum number of shares that can be issued under this plan is 4.0 million, of which not more than 2.0 million are available for awards other than in the form of stock options.

Executive Deferral Plan

The Executive Deferral Plan is a defined contribution plan established for members of senior management, which allows participants to contribute a percentage of their compensation to a savings plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company’s general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The quoted market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The quoted market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the years ended December 31, 2002 and 2001, employer contributions to the plan were 0.3 million and 0.6 million shares, respectively, with a weighted-average fair value of $18.13 and $62.59, respectively. The plan is authorized to issue up to 8.2 million shares of common stock, of which 5.9 million was available for issuance at December 31, 2002.

A summary of options activity under PerformanceShare, Global Share, Incentive Plan and Transition Incentive Plan during the years ended December 31, 2002, 2001 and 2000, is presented below (shares in millions):

	2002		2001		2000
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Fixed Options:
Outstanding at beginning of year	57.1	$51	51.2	$47	37.3	$43
Granted	26.5	$59	17.2	$58	20.1	$53
Exercised	(0.7)	$44	(8.1)	$43	(0.9)	$41
Forfeited	(9.0)	$56	(3.2)	$50	(5.3)	$47

Outstanding at end of year	73.9	$53	57.1	$51	51.2	$47

Exercisable	21.4	$51	15.1	$46	9.1	$42

A summary of options outstanding by exercise price range at December 31, 2002 is presented below (shares in millions):

	Shares Outstanding			Shares Exercisable
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Period	Shares	Weighted-Average Exercise Price
$14 to $29	0.5	$15	10 years	–	–
$30 to $46	23.8	$41	7 years	10.0	$41
$47 to $58	18.4	$55	7 years	6.7	$53
$59 to $69	31.2	$62	6 years	4.7	$66

Total	73.9			21.4

In February 2003, the Company’s Board of Directors authorized, subject to shareholder approval, a program designed to offer certain employees that hold certain stock options with exercise prices greater than $33.00 per share an opportunity to forfeit all, but not some, of their eligible options for the right to receive a lesser number of new options at a later date, assuming continued employment. The offer, which is expected to begin in August and end in September 2003, would permit such employees to receive new options with a fair value equivalent to the forfeited options, generally one new option for every 1.5 to 3.0 options forfeited. All new options will have exercise prices equal to the fair market value of a share of common stock on the date of the grant and will be issued under the Incentive Plan no sooner than six months and one day from the date of forfeiture. Approximately 50 million options would be eligible for forfeiture under the program for the right to receive approximately 24 million new options.

NOTE	11: SEGMENT INFORMATION

Effective April 15, 2002, the Company combined elements of Information Solutions, Business Process Management and E Solutions into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the IT outsourcing operations, including centralized and distributed systems and communications management, of our former Information Solutions line of business with the business process outsourcing capabilities of our former Business Process Management line of business. The Solutions Consulting line of business combines the capabilities of our former E Solutions line of business with the applications services business of our former Information Solutions line of business. A.T. Kearney and PLM Solutions remain separate lines of business. The accompanying segment information is stated in accordance with the new organizational structure. Prior period segment data has been restated to conform to the 2002 presentation.

The PLM Solutions line of business, launched during 2001, is comprised of the former SDRC and UGS businesses. The Company acquired SDRC in August 2001, and completed the acquisition of the 14% minority interest in UGS that had been held by the public in September 2001.

The Company uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other charges and acquired in-process R&D and other acquisition-related costs), to measure segment profit or loss. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category. The “all other” category also includes A.T. Kearney and corporate expenses.

Certain historical information is not readily available under the new reporting structure. As such, revenues, operating income (expense) and total assets for 2000 have been estimated based on the information reported under the previous organizational structure.

The following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002
	Revenues	Operating Income (Expense)	Total Assets
Operations Solutions	$14,372	$1,663	$10,216
Solutions Consulting	5,817	1,061	3,651
PLM Solutions	879	138	1,559
All other	434	(993)	3,454

Total	$21,502	$1,869	$18,880

	2001
	Revenues	Operating Income (Expense)	Total Assets
Operations Solutions	$13,962	$2,059	$9,756
Solutions Consulting	6,015	1,219	3,337
PLM Solutions	759	104	1,590
All other	405	(1,207)	1,670

Total	$21,141	$2,175	$16,353

	2000
	Revenues	Operating Income (Expense)	Total Assets
Operations Solutions	$12,037	$1,882	$7,434
Solutions Consulting	5,185	1,012	2,543
PLM Solutions	524	80	412
All other	1,110	(1,183)	2,303

Total	$18,856	$1,791	$12,692

The following is a summary of depreciation and amortization included in the calculation of operating income above for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Operations Solutions	$1,103	$1,072	$992
Solutions Consulting	104	148	106
PLM Solutions	63	67	34
All other	173	195	299

Total	$1,443	$1,482	$1,431

The following presents information about the Company’s operations in different geographic regions as of and for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002		2001		2000
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$11,765	$1,806	$11,955	$1,989	$10,801	$1,562
United Kingdom	3,481	411	3,364	344	2,387	302
All other	6,256	806	5,822	749	5,668	610

Total	$21,502	$3,023	$21,141	$3,082	$18,856	$2,474

Revenues and property and equipment of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

For the years ended December 31, 2002, 2001 and 2000, revenues from contracts with GM and its affiliates totaled $2.6 billion, $3.1 billion and $3.4 billion, respectively. Revenues from contracts with GM were reported in each of the Company’s reportable segments.

NOTE	12: FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company makes investments, receives revenues and incurs expenses in many countries and has exposure to market risks arising from changes in interest rates, foreign exchange rates and equity prices. Derivative financial instruments are used to hedge against these risks by creating offsetting market positions. The Company has also invested in start-up companies to gain access to technology and marketplaces in which the Company intended to grow its business. The Company’s ability to sell these investments may be constrained by market or other factors.

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

Interest Risk Management

At December 31, 2002 and 2001, in connection with its long-term notes payable discussed in Note 7, the Company had interest rate swap fair value hedges outstanding in the notional amount of $1 billion. Under the swaps, the Company receives fixed rates of 6.85% to 7.125% and pays floating rates tied to the London Interbank Offering Rate. The weighted-average floating rate was 3.45% at December 31, 2002.

Foreign Exchange Risk Management

The Company uses derivative financial instruments, particularly foreign exchange forward contracts, to hedge transactions denominated in different currencies on a continuing basis. The purpose of the Company’s hedging activities is to reduce the level of exposure to exchange rate movements, most significantly in Canada, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. At December 31, 2002 and 2001, the Company had forward exchange contracts maturing predominantly in the following year to purchase various foreign currencies in the amount of $812 million and $747 million, respectively, and to sell various foreign currencies in the amount of $2.1 billion and $2.2 billion, respectively.

Other Risk Management Activities

During 2001, the Company initiated a program to manage the future stock issuance requirements of its employee stock incentive plans (Note 10) by utilizing equity investment contracts for EDS stock. At December 31, 2001, the Company owned equity contracts to purchase 539,000 shares of EDS common stock at a weighted-average price of $70.14. The Company also had put obligations covering 821,000 shares of EDS common stock at a weighted-average price of $70.73. During 2002, the Company entered into additional equity investment contracts to purchase 2,142,000 shares of EDS common stock at a weighted-average price of $59.74 and additional put obligations covering 1,938,000 shares of EDS common stock at a weighted-average price of $60.59. The Company settled all of these contracts in 2002 through a series of purchases of 5.4 million cumulative treasury shares of EDS common stock for $340 million at a weighted-average exercise price of $62.73 per share. The principal source of funding for these purchases was proceeds from commercial paper borrowings. Amounts paid upon the purchase of the underlying shares, net of put premiums received in 2001 and 2002 of $17 million, were recorded as a component of shareholders’ equity. No equity investment contracts issued under this program were outstanding at December 31, 2002.

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

The Company has several qualified and nonqualified pension plans (the “Plans”) covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company’s U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes.

The following tables provide a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets (using October 31, 2002 and 2001 measurement dates), and a statement of the funded status as of December 31, 2002 and 2001 (in millions):

	2002	2001
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$3,943	$3,538
Service cost	287	283
Interest cost	277	263
Plan amendments	–	(35)
Actuarial (gain) loss	161	(98)
Foreign currency exchange rate changes	213	(53)
Benefit payments	(88)	(94)
Curtailments	(22)	10
Settlements	(26)	–
Other	409	129

Benefit obligation at end of year	$5,154	$3,943

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$3,585	$3,849
Actual return on plan assets	(381)	(421)
Foreign currency exchange rate changes	124	(46)
Employer contributions	207	176
Benefit payments	(88)	(94)
Settlements	(26)	–
Other	318	121

Fair value of plan assets at end of year	$3,739	$3,585

	2002	2001
Funded Status
Funded status at December 31	$(1,415)	$(358)
Unrecognized transition obligation	12	13
Unrecognized prior-service cost	(267)	(296)
Unrecognized net actuarial loss	1,541	598
Adjustments from October 31 to December 31	22	–

Net amount recognized on the consolidated balance sheets (as described below)	$(107)	$(43)

The following table summarizes the assets and liabilities reflected on the Company’s balance sheets for pension benefits as of December 31, 2002 and 2001 (in millions):

	2002	2001
Prepaid benefit cost	$283	$209
Accrued benefit liability	(1,113)	(325)
Intangible asset	35	25
Accumulated other comprehensive income	688	48

Net amount recognized	$(107)	$(43)

The Company has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These plans collectively represent an additional benefit obligation of approximately $30 million and plan assets of approximately $20 million.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4,714 million, $4,228 million, and $3,401 million, respectively, at December 31, 2002 and $455 million, $372 million, and $87 million, respectively at December 31, 2001.

The following table provides the components of net periodic pension cost recognized in earnings for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Service cost	$287	$283	$251
Interest cost	277	263	232
Expected return on plan assets	(355)	(382)	(320)
Amortization of transition obligation	1	1	1
Amortization of prior-service cost	(32)	(31)	(30)
Amortization of net actuarial loss	17	8	1

Net periodic benefit cost	195	142	135
Curtailment loss (gain)	(18)	10	8
Settlement loss	4	–	–

Net periodic benefit cost after curtailments and settlements	$181	$152	$143

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The Company recorded a curtailment gain of $18 million and a settlement loss of $4 million during 2002 related to the conversion of one of the international plans to a defined contribution plan.

        At December 31, 2002 and 2001, the Plans’ assets consisted primarily of equity securities and, to a lesser extent government obligations and other fixed income securities. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. Effective January 1, 2000, the Company allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan (the “401k Plan”). The Company contributed $6 million, $8 million and $8 million to the 401k Plan related to these elections during the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are not included in net periodic pension cost shown in the table above.

The weighted-average assumptions used in the measurement of the Company’s benefit obligation are shown in the following table for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Discount rate at October 31	6.4%	6.7%	7.2%
Rate of increase in compensation levels at October 31	3.5%	4.3%	5.2%
Long-term rate of return on assets at January 1	9.6%	9.7%	9.9%

The weighted-average discount rate, rate of increase in compensation levels, and long-term rate of return on assets used to calculate 2003 pension expense will be 6.4%, 3.5% and 8.7%, respectively.

In addition to the plans described above, the 401k Plan provides a long-term savings program for participants. The 401k Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The 401k Plan also provides for employer-matching contributions, in the form of EDS common stock, which participants may elect to transfer to another investment option within the EDS 401k Plan after two years from the date of contribution. During the years ended December 31, 2002, 2001 and 2000, employer-matching contributions totaled $39 million, $35 million and $37 million, respectively.

NOTE	14: COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases of tangible property and equipment included in costs and charged to expenses were $925 million, $954 million and $838 million for the years ended December 31, 2002, 2001 and 2000, respectively. Commitments for rental payments under non-cancelable operating leases of tangible property and equipment are: 2003 – $469 million; 2004 – $416 million; 2005 – $299 million; 2006 – $226 million; 2007 – $191 million; and all years thereafter – $555 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2003 – $666 million; 2004 – $510 million; 2005 – $531 million; 2006 – $462 million; 2007 – $443 million; and all years thereafter – $1.5 billion. Amounts paid under these agreements were $762 million, $561 million and $461 million during the years ended December 31, 2002, 2001 and 2000, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business. Under a software subscription agreement representing $238 million of the aggregate balance, if our long-term debt is downgraded to below “BBB” by S&P or “Baa2” by Moody’s and a waiver is not granted, the maturity of the remaining minimum purchase commitment will accelerate and become due immediately. As of December 31, 2002, the Company was in compliance with this requirement.

NOTE	15: CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction (“CSFT”) with a client and an independent third-party financial institution or its designee, or a securitization transaction where the Company sells certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under the securitization transaction, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust (“Trust”). At December 31, 2002, the Trust was capitalized by external borrowings of $213 million and the Company’s residual beneficial interest of $75 million. The Company has no effective control over the activities of the Trust and it is legally isolated from the Company.

In the CSFT and securitization transactions, all client contract payments are made directly to the financial institution or Trust providing the financing. Immediately after the predetermined monthly obligations of the financial institution or Trust providing the financing are met, the remaining portion of the customer payment is made available to the Company. If the client does not make the required payments under the service contract, under no circumstances does the Company have an ultimate obligation to acquire the underlying assets unless nonperformance under the service contract would permit its termination, or the Company fails to comply with certain customary terms under the financing agreements, including, for example, covenants the Company has undertaken regarding the use of the assets for their intended purpose. The Company considers the likelihood of its failure to comply with any of these terms to be remote. With respect to CSFTs, even in the event of nonperformance under applicable contracts which would permit their termination, the Company would have no additional or incremental performance risk with respect to the ownership of the assets, because it would have owned or leased the same or substantially equivalent assets in order to fulfill its obligations under its service contracts. With respect to the securitization transaction, even in the event of termination due to the Company’s nonperformance, in which case the Company would have an obligation to acquire the underlying assets, the Company would have a legal claim against the client to recover the amount paid to acquire such assets. Performance under the Company’s service contracts is generally measured by contract terms relating to project deadlines, IT system deliverables or level-of-effort measurements.

The aggregate dollar values of assets purchased under these financing transactions during the years ended December 31, 2002, 2001 and 2000 were $321 million, $564 million and $283 million, respectively. As of December 31, 2002, there was outstanding an aggregate of $692 million under CSFTs yet to be paid by the Company’s clients. As of December 31, 2002, there was outstanding $213 million of financial assets securitized by the Company yet to be paid by the client. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT or securitization financing transaction, and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position. Certain of the Company’s financing transactions involving IT-related assets have been conducted with entities that may be considered “variable interest entities” as that term is used in FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, and may be subject to consolidation in 2003. These entities had assets and obligations of approximately $900 million at December 31, 2002.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote. At December 31, 2002, the Company had $372 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $30 million of other financial guarantees outstanding at December 31, 2002 relating to indebtedness of others.

The Company is exposed to market risk on investments it holds in trust on behalf of one of its clients. These investments, which consist primarily of corporate and government bonds with maturities less than 90 days, had a market value of $197 million and $112 million at December 31, 2002 and 2001, respectively.

As a result of action by Moody’s in February 2003 to lower the Company’s long-term credit rating to “Baa2,” one of its clients has the right to request repayment of the unused balance of a prepayment made for services which the Company continues to provide. The unused balance of that prepayment was approximately $146 million at December 31, 2002. In addition, a reduction of the Company’s long-term credit rating below “BBB-” or “Baa3” by S&P or Moody’s, respectively, would constitute a termination event under the revolving secured financing arrangement described in Note 7.

The Company provides IT services to WorldCom, the majority of which are provided under an 11-year, $6.4 billion services agreement signed in October 1999. On July 21, 2002, WorldCom filed for protection under Chapter 11 of the United States Bankruptcy Code. WorldCom represented approximately $610 million of the Company’s 2002 revenues. Total receivables outstanding under such agreements, net of reserves, were approximately $80 million at December 31, 2002. The Company owns equipment and other assets having a net book value of approximately $70 million deployed on WorldCom IT services agreements, and approximately one percent of its employee base is dedicated to performing services thereunder.

WorldCom may reject its IT services contracts in bankruptcy. However, the Company expects to reach agreement with WorldCom on revised terms for such agreements which reflect both changes in its service requirements and reductions to certain existing rates. Although the Company believes it would be able to redeploy employees and adjust its cost base to mitigate the earnings impact of a change in service requirements to WorldCom, the Company expects a reduction in rates would negatively impact its revenues and earnings in 2003 and thereafter. In either event, the Company expects to recover the material asset balances associated with these contracts through future operations.

In addition to its IT services agreements with WorldCom, the Company entered into an 11-year network services agreement in 1999 requiring it to procure telecommunications network services from WorldCom and providing for both cumulative and annual “take-or-pay” revenue commitments. Certain terms of the network services agreement were amended as part of a settlement agreement approved by WorldCom’s bankruptcy court on December 23, 2002. As part of the settlement agreement, the parties acknowledged that the Company did not owe any penalties for “take-or-pay” obligations with respect to 2002 network spend, the cumulative “take-or-pay” obligations in the original agreement were eliminated and the future annual

“take-or-pay” obligations were substantially reduced. The Company expects to meet the reduced minimum levels of network spend in the normal course of business. The Company also agreed to refund over time $92 million of a network payment it received from WorldCom upon signing the original agreement in 1999. Such balance was carried on the Company’s balance sheet on the date of the settlement.

Due to uncertainties regarding the recoverability of pre-bankruptcy receivables and certain assets associated with the WorldCom IT services and network contracts, the Company recorded net reserves and asset writedowns totaling $118 million during 2002. These amounts are reflected in cost of revenues in the consolidated statement of income.

In a transaction unrelated to the agreements referred to above, the Company entered into a fiber optic equipment leveraged lease with MCI Communications Corporation, a domestic subsidiary of WorldCom, in 1988. The Company’s unrecovered investment in the related equipment totaled $61 million at December 31, 2002. The equipment is currently being used by WorldCom, and they are making lease payments in accordance with contractual schedules. However, WorldCom may reject its leveraged lease through its bankruptcy proceeding.

The Company provides IT services to US Airways through a long-term agreement. On August 11, 2002, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The US Airways contract represented approximately $190 million of the Company’s 2002 revenues. Total receivables outstanding under such agreements, net of reserves, were approximately $25 million at December 31, 2002. The Company owns equipment and other assets having a net book value of approximately $45 million deployed on the US Airways services agreement.

Although US Airways has indicated the Company will continue to be its IT services provider, the Company is currently in negotiations regarding revisions to its IT services contract. The Company expects the revised contract would negatively impact the revenue and earnings attributable to that client, although it does expect to recover the material asset balances associated with the contract through future operations.

Due to uncertainties regarding the recoverability of pre-bankruptcy receivables associated with the US Airways contract, the Company recorded reserves totaling $74 million during 2002. This amount is reflected in cost of revenues in the consolidated statement of income. The Company also recorded a writedown to its investment in a partnership totaling $35 million during 2002 due in part to uncertainties related to the recovery of that partnership’s investment in leveraged leases with US Airways.

Some of the Company’s client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and service delivery under these contracts is dependent upon successful completion of the development, construction and deployment phases. The Company is currently in the development, construction and deployment phase of two significant government and commercial client contracts in which the Company has invested assets of $1.9 billion and $430 million, respectively, including receivables, prepaid expenses, equipment and software. Each of these contracts has experienced delays in its construction and deployment phases, and certain milestones in the commercial client contract have been missed. While the Company believes it can deliver the required systems and services and its investment in these contracts will be recovered over the contracts’ terms, significant further delays in construction and deployment could result in an impairment of a large portion of the associated assets.

The Company’s service contracts with clients contain rights and performance obligations of both parties. From time to time, the Company is required to take appropriate actions to enforce its rights under its client service contracts and ensure recoverability of associated assets. At December 31, 2002, the Company has instituted appropriate legal action to ensure recoverability of approximately $56 million of net assets associated with a service contract terminated by the Company due to a default by the client. The Company believes the recovery of these assets is probable.

The Company and certain of its officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to the Company’s September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into (described in the “Other Risk Management Activities” section of Note 12), and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding the Company’s financial condition. In addition, five purported class action suits have been filed on behalf of participants in the EDS 401k Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act and made misrepresentations to the class regarding the value of EDS shares. The Company has filed a motion to consolidate all of the foregoing cases into a single action in the United States District Court for the Eastern District of Texas, Sherman Division, and intend to defend the action vigorously. As these matters are in the earliest stages, the Company is not able to determine the actual impact on its consolidated financial statements; however, the Company does not expect the impact to be material.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against its directors and certain officers and naming the Company as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding the Company’s financial condition similar to those raised in the purported class actions described above. As these matters are in the earliest stages, the Company is not able to determine the actual impact on its consolidated financial statements; however, the Company does not expect the impact to be material. These actions will be defended vigorously.

The SEC staff is conducting a formal investigation relating to the Company’s purchase and settlement of forward contracts related to its common stock and information regarding events leading up to its third quarter 2002 earnings guidance announcement. The Company is in the process of responding to a subpoena and providing documents and information to the SEC staff and will continue to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the inquiry or any action that the SEC might take.

There are other various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. The amount of liability on claims and pending actions at December 31, 2002 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

NOTE 16:    ACQUISITIONS

On August 16, 2002, the Company acquired the managed hosting business of Loudcloud, Inc. (now known as Opsware Inc.) for $63.5 million in cash. In addition, the Company entered an agreement to license its web-hosting automation software Opsware™ for a fee of $52.0 million over three years. The acquisition and licensing agreement strengthen the Company’s position in the Web hosting market and provide a foundation for automation of service delivery and applications management.

On July 2, 2001, the Company acquired the airline infrastructure outsourcing business and internal IT infrastructure assets of Sabre Holdings Corporation for $676 million in cash. Sabre’s airline infrastructure outsourcing business includes contracts with American Airlines, US Airways and other airline and transportation industry clients. The acquisition makes the Company a leading provider of global IT infrastructure services to the airline industry and expands the Company’s presence in strategic infrastructure outsourcing.

On July 3, 2001, the Company acquired a controlling interest in Systematics AG, a German IT services company. The aggregate purchase price for such interest was $533 million comprised of $399 million in cash and $134 million in EDS stock (2.1 million common shares). Systematics provided customer relationship management, enterprise resource planning, digital value chain and systems integration services. The acquisition deepened the Company’s penetration in key industry segments such as finance, government, insurance and telecommunications. A remaining minority interest was acquired in 2002 for an immaterial amount.

On August 31, 2001, the Company acquired all of the outstanding capital stock of SDRC for $840 million in cash, net of cash acquired. SDRC offers software and services in mechanical design, product data management and business integration. On
September 28, 2001, the Company acquired the 14% publicly held minority interest in its consolidated UGS subsidiary for $174 million in cash. The Company combined UGS and SDRC to create the PLM Solutions line of business to deliver integrated technology and services supporting the entire lifecycle of a product. The formation of PLM Solutions created a single source for fully serviced product lifecycle management solutions for the manufacturing industry.

In connection with the acquisitions of SDRC and the minority interest in UGS, the Company recorded pre-tax charges relating to the write-off of acquired in-process R&D totaling $86 million. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a weighted-average cost of capital between 21% and 30% for the SDRC projects and between 27% and 39% for the UGS projects based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development. All projects have been completed as of December 31, 2002.

The purchase prices of the Sabre, Systematics, SDRC and UGS acquisitions were allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and appraisals. The excess purchase price over the fair value of net assets acquired was allocated to goodwill in the Operations Solutions, Solutions Consulting and PLM Solutions segments in the amounts of $744 million, $268 million and $840 million, respectively. Approximately $370 million of the goodwill is expected to be deductible for income tax purposes. Approximately $200 million assigned to goodwill for these acquisitions was subject to amortization in 2001 (see Note 5).

The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the aforementioned acquisitions in 2001 (dollars in millions; life in years):

	Amount	Intangibles Weighted- Average Useful Life
Working capital	$(292)
Fixed assets	206
Intangibles:
Customer accounts	247	12.0
Tradename	8	1.0
Software	131	3.9
Acquired in-process research and development	86
Goodwill	1,852

Purchase price paid, net of cash acquired	$2,238

The following table is prepared on a pro forma basis for the years ended December 31, 2001 and 2000 as though the Sabre, Systematics and SDRC businesses and the UGS minority interest had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as amortization of intangibles and interest expense. Impact of the Loudcloud acquisition has been excluded from the pro forma amounts as such impact is not material. The pro forma amounts exclude the charge for acquired in-process research and development and other acquisition-related costs, and amortization expense related to goodwill resulting from acquisitions completed subsequent to June 30, 2001 (unaudited; in millions except per share amounts):

	2001	2000
Revenues	$22,125	$20,572
Income before cumulative effect of a change in accounting principle	1,469	1,060
Net income	1,445	1,060
Basic earnings per share of common stock	3.07	2.27
Diluted earnings per share of common stock	2.98	2.23

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

On October 23, 2000, the Company acquired all of the outstanding stock of Engineering Animation, Inc. (“EAI”) for $178 million in cash, net of cash acquired, in a transaction accounted for as a purchase. The purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and an appraisal. The excess of the purchase price over the fair value of net tangible assets acquired and in-process research and development was $126 million and is being amortized over periods of three to seven years. Costs allocated to in-process research and development in the amount of $24 million were expensed in 2000.

The consolidated financial statements include the operations of Sabre, SDRC, Systematics and EAI since the respective dates of each acquisition. The Company made various other acquisitions during the years ended December 31, 2002, 2001 and 2000, none of which had a material effect on the Company’s financial position or results of operations during the periods presented.

NOTE	17: DISCONTINUED OPERATIONS

On December 5, 2002, the Company sold its Consumer Network Services (“CNS”) unit for cash proceeds of $323 million ($301 million net of cash retained by the divested business). The net results of the business through the date of sale, including a gain recognized on the sale of the unit of $112 million, net of income taxes, are included in discontinued operations in the consolidated statements of income. The CNS business was included in the Company’s Operations Solutions line of business. The sale resulted in a pre-tax reduction to goodwill of $50 million. At December 31, 2001, CNS had current and non-current assets of $49 million and $89 million, respectively, and current liabilities of $17 million. Following is a summary of income from discontinued operations of the business for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Revenues	$157	$230	$194
Cost of revenues	130	199	173

Operating income	27	31	21
Other income	–	3	9

Income from discontinued operations before income taxes	$27	$34	$30

During 2002, the Company approved a plan to sell its subscription fulfillment business. The Company expects to complete the sale of the business during the first half of 2003. The net results of the business, including an asset impairment provision of $25 million, net of income taxes, are included in discontinued operations in the consolidated statements of income. Total assets and liabilities of the business at December 31, 2002 were not material. The subscription fulfillment business is included in the Company’s Operations Solutions line of business. Following is a summary of income from discontinued operations of the business for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Revenues	$123	$172	$177
Cost of revenues	114	153	169

Operating income	9	19	8
Other expense	(2)	(2)	–

Income from discontinued operations before income taxes	$7	$17	$8

NOTE 18:    SUPPLEMENTARY FINANCIAL INFORMATION

The following summarizes supplemental financial information for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Interest expense	$(258)	$(245)	$(209)
Interest income and other	(89)	32	182
Reclassification of investment gain from equity	–	315	–

Total other income (expense)	$(347)	$102	$(27)

Depreciation of property and equipment	$990	$948	$815
Amortization	453	534	616
Cash paid for:
Income taxes, net of refunds	267	393	606
Interest	305	189	199

NOTE 19:    RESTRUCTURING ACTIVITIES AND OTHER CHARGES

The following table summarizes restructuring activities and other charges for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000
Restructuring activities	$–	$–	$124
Reversal of prior restructuring accruals	(3)	(15)	(146)

Total	$(3)	$(15)	$(22)

The following table summarizes activity in the restructuring accruals for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Employee Separations	Exit Costs	Asset Impairments	Total
Balance at December 31, 1999	$402	$61	$–	$463
2000 activity	88	17	19	124
Amounts utilized (1)	(371)	(52)	(19)	(442)

Balance at December 31, 2000	119	26	–	145
Amounts utilized (1)	(88)	(13)	–	(101)

Balance at December 31, 2001	31	13	–	44
Amounts utilized (1)	(10)	(5)	–	(15)

Balance at December 31, 2002	$21	$8	$–	$29

(1)	Amounts utilized in 2000, 2001 and 2002 include cash payments of $268 million, $46 million and $12 million and non-cash utilization of $174 million, $55 million and $3 million, respectively. Non-cash utilization includes asset impairments, reversal of residual restructuring accruals, early retirement offers included under the Company’s defined benefit pension plan and changes to the vesting conditions of unvested restricted stock units and options.

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

As a result of the Company’s ongoing evaluation of the results of the initiatives begun in 1999, the Company amended some of the original plans in the fourth quarter of 2000 due to actual attrition rates for job categories and/or geographies differing from original expectations. These amendments consisted primarily of plans to involuntarily terminate employees different from those originally planned. Due to the specific requirements to detail both the type of position and location of the workplace when recording a restructuring charge, these amendments resulted in the reversal of a portion of the charge associated with the original plan, representing approximately 1,500 of the original positions, and the recognition of a charge associated with the new plan. As a result of the new plan, the Company recorded restructuring charges and asset writedowns totaling $124 million in the fourth quarter of 2000. The financial impact resulting from the new plan was more than offset by the reversal of accruals of $146 million related to restructuring charges previously recorded in 1999, resulting in a net reversal of restructuring charges of $22 million for 2000.

        Amounts recorded for restructuring activities in the fourth quarter of 2000 provided for workforce reductions of approximately 2,250 employees, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. Total involuntary termination charges amounted to $88 million, $10 million of which pertained to changes in the vesting conditions for unvested restricted stock units and options (see Note 10). These initiatives also resulted in charges of $17 million resulting from the exit of certain business activities and the consolidation of facilities, and asset writedowns of $19 million. The accrual for business exit activities and consolidation of facilities included estimated costs of $13 million to exit certain leases, $3 million to terminate certain client contracts and $1 million for other costs. These costs were associated primarily with the former Business Process Management line of business. Asset writedowns related to the restructuring activities consisted primarily of writedowns of computer-related equipment and other assets. Such asset writedowns, which predominantly related to businesses that the Company had decided to exit in the former Information Solutions line of business, were primarily determined based on the present value of anticipated future cash flows.

Through December 31, 2002, approximately 11,450 employees have left the Company through involuntary termination as a result of the 1999 and 2000 initiatives, and $526 million of termination benefits have been charged to the accrual. In addition, $86 million has been paid in connection with the exit activities described above. In the second quarter of 2001, the Company’s workforce was reduced by 1,230 employees, who were identified in the 2000 initiative described above, due to the sale of a subsidiary. Restructuring accruals totaling $25 million were utilized in connection with this sale. Also, during the years ended December 31, 2002 and 2001, the Company reversed restructuring accruals totaling $3 million and $15 million, respectively, related to these initiatives. Restructuring actions contemplated under the Company’s restructuring plans are essentially complete as of December 31, 2002 with remaining reserves of $29 million being comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities. Management expects that remaining cash expenditures relating to these charges will be incurred primarily in 2003.

NOTE 20:    QUARTERLY FINANCIAL DATA (UNAUDITED)

(in millions, except per share amounts)

	Year Ended December 31, 2002(1)
	First Quarter	Second Quarter(3)	Third Quarter(3)	Fourth Quarter(3)	Year
Revenues	$5,266	$5,395	$5,334	$5,507	$21,502
Gross profit from operations	1,044	979	758	977	3,758
Restructuring and other charges	–	–	–	(3)	(3)
Income from continuing operations	347	309	103	248	1,007
Income from discontinued operations	7	7	(17)	112	109
Net income	354	316	86	360	1,116
Basic earnings per share of common stock:
Income from continuing operations	0.72	0.64	0.22	0.52	2.10
Diluted earnings per share of common stock:
Income from continuing operations	0.70	0.63	0.21	0.52	2.06
Cash dividends per share of common stock	0.15	0.15	0.15	0.15	0.60

	Year Ended December 31, 2001(1) (2)
	First Quarter	Second Quarter	Third Quarter(4)	Fourth Quarter(4)	Year
Revenues	$4,893	$4,992	$5,455	$5,801	$21,141
Gross profit from operations	896	927	1,070	1,162	4,055
Acquired in-process research and development and other acquisition-related costs	–	–	141	3	144
Restructuring and other charges	–	–	–	(15)	(15)
Income from continuing operations	463	291	201	399	1,354
Income from discontinued operations	7	9	11	6	33
Net income	446	300	212	405	1,363
Basic earnings per share of common stock:
Income from continuing operations	0.99	0.62	0.43	0.84	2.88
Diluted earnings per share of common stock:
Income from continuing operations	0.97	0.60	0.41	0.81	2.79
Cash dividends per share of common stock	0.15	0.15	0.15	0.15	0.60

(1)	Restated to reflect the sale of CNS and the expected sale of the subscription fulfillment businesses as discontinued operations
(2)	Includes pre-tax amounts of $40 million, $43 million, $45 million and $45 million, respectively, in the first, second, third and fourth quarters of 2001 for amortization expense related to goodwill and certain other intangible assets no longer amortized effective January 1, 2002
(3)	Includes pre-tax amounts of $101 million, $107 million and $26 million, respectively, in the second, third and fourth quarters of 2002 for reserves and asset writedowns associated with the bankruptcies of WorldCom, US Airways and United Airlines
(4)	Includes pre-tax amounts of $88 million in the third quarter of 2001 and ($2) million in the fourth quarter of 2001 of costs allocated to acquired in-process research and development that is not deductible for tax purposes

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                    DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Item 10, the names and ages of our executive officers as of February 15, 2003, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K under the caption “Executive Officers of EDS.” All other information required by Item 10, and the information required by Items 11, 12 and 13, is incorporated herein by reference to the definitive proxy statement for our Annual Meeting of Shareholders to be held on April 22, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of EDS’ management, including EDS’ Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, EDS’ Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that EDS’ disclosure controls and procedures are effective.

There have been no significant changes in EDS’ internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Independent Auditors’ Report.

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income as of and for the years ended

December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(a)(2)	The following financial statement schedule of Electronic Data Systems Corporation and subsidiaries is included in Item 15(d):

Schedule II – Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Included in this Form 10-K:

Exhibit No.	Description

10(a)

Receivables Purchase Agreement dated as of December 27, 2002, among EDS, EDS Information Services L.L.C., Legacy Receivables LLC, CIESCO L.P., Corporate Asset Funding Company, Inc., Citibank, N.A. and Citicorp North America, Inc., as Agent.

10(b)	Purchase and Contribution Agreement dated as of December 27, 2002, between EDS Information Services L.L.C. and Legacy Receivables LLC.

10(c)	Relocation Loan Promissory Note of Dietmar Ostermann dated February 15, 2001 and letter of EDS to Dietmar Ostermann dated January 16, 2002 extending the repayment date therefor.*

10(d)	Relocation Loan Promissory Note of Dietmar Ostermann dated February 15, 2001.*

10(e)	Retention Agreement effective as of December 3, 2002 between EDS and Douglas Frederick.*

10(f)	Retention Agreement effective as of December 3, 2002 between EDS and Dietmar Ostermann.*

10(g)	Retention Agreement effective as of February 4, 2003 between EDS and James E. Daley.*

12	Computation of Ratios of Earnings to Fixed Charges.

21	Subsidiaries of EDS as of December 31, 2002.

23	Consent of Independent Auditors.

24	Powers of Attorney (included on signature pages).

Not included in this Form 10-K:

•	The Restated Certificate of Incorporation of EDS, as amended through June 7, 1996, is Exhibit 3(a) to our Current Report on Form 8-K dated June 7, 1996, and is hereby incorporated by reference.
•	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 12, 1996 is Exhibit 4(c) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.
•	The Amended and Restated Bylaws of EDS is Exhibit 4(c) to our Registration Statement on Form S-3 (File No. 333-62442) and is hereby incorporated by reference.
•	Rights Agreement dated March 12, 1996 between EDS and The Bank of New York, as Rights Agent, is Exhibit 4(c) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.
•	Indenture dated August 12, 1996 between EDS and Texas Commerce Bank National Association, as Trustee, is Exhibit 4 to our Registration Statement on Form S-3 (File No. 333-10145) and is hereby incorporated by reference.
•	Supplemental Indenture dated October 12, 1999 between EDS and Chase Bank of Texas, National Association as trustee, is Exhibit 4.4 to our Form 8-K dated October 12, 1999, and is hereby incorporated by reference.
•	Second Supplemental Indenture dated June 26, 2001 between EDS and The Chase Manhattan Bank, as trustee, is Exhibit 4.1 to our Form 8-K/A dated June 20, 2001, and is hereby incorporated by reference.
•	Third Supplemental Indenture dated October 10, 2001 between EDS and The Chase Manhattan Bank, as trustee, is Exhibit 4.1 to our Form 8-K dated October 4, 2001, and is hereby incorporated by reference.
•	Amended Revolving Credit and Term Loan Agreement dated as of September 11, 2002 among EDS and the lenders and agents party thereto amending the Revolving Credit and Term Loan Agreement dated September 15, 1999 is Exhibit 10(r)(1) to our Form 10-Q for the quarter ended September 30, 2002 and is hereby incorporated by reference. Revolving Credit and Term Loan Agreement dated September 15, 1999 is Exhibit 10(r)(2) to our Form 10-Q for the quarter ended September 30, 2002 and is hereby incorporated by reference.
•	Multi-Currency Revolving Credit Agreement dated as of September 15, 1999 among EDS and the lenders and agents parties thereto is Exhibit 10(s)(2) to our Form 10-Q for the quarter ended September 30, 2002 and is hereby incorporated by reference.
•	Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

•	Master Service Agreement dated June 7, 1996 between General Motors Corporation and EDS (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) is Exhibit 4(a) to our Current Report on Form 8-K dated June 7, 1996, and is hereby incorporated by reference.
•	Form of Indemnification Agreement entered into between EDS and each of its directors and certain executive officers is Exhibit
10(f) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.
•	Form of Change in Control Employment Agreement with certain executive officers of EDS is Exhibit 99 to our Registration Statement on Form S-3 (File No. 333-06655) and is hereby incorporated by reference.
•	Employment Agreement effective January 1, 1999 between EDS and Richard H. Brown is Exhibit 10(q) to our Annual Report on Form 10-K for the year ended December 31, 1998 and is hereby incorporated by reference.
•	Offer of Employment effective February 23, 1999 between EDS and James E. Daley is Exhibit 10(l) to our Annual Report on Form 10-K for the year ended December 31, 1999 and is hereby incorporated by reference.
•	Amended and Restated EDS Incentive Plan is Exhibit 4 (a) to our Registration Statement on Form S-8 (File No. 333-65784), and is hereby incorporated by reference.
•	EDS 1998 Supplemental Executive Retirement Plan is Exhibit 10(c) to our Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated by reference. *
•	EDS Deferred Compensation Plan for Non-Employee Directors is Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated by reference.
•	EDS Transition Incentive Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-65786) and is hereby incorporated by reference.
•	EDS Executive Deferral Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-103044) and is hereby incorporated by reference.
•	EDS United Kingdom Executive Deferral Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-72086) and is hereby incorporated by reference.
•	EDS Global Share Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-82520) and is hereby incorporated by reference.
•	PerformanceShare, 1997 Nonqualified Stock Option Plan of EDS is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-22077) and is hereby incorporated by reference.
•	EDS Deferred Compensation Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101285) and is hereby incorporated by reference.
•	EDS Puerto Rico Savings Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101286) and is hereby incorporated by reference.
•	EDS Stock Purchase Plan is Exhibit 10(c) to our Registration Statement on Form S-4 (File No. 333-2543) and is hereby incorporated by reference.
•	1999 EDS Non-Qualified Stock Purchase Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-65828) and is hereby incorporated by reference.
•	EDS Transition Inducement Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101287) and is hereby incorporated by reference.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c).

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2002, EDS filed the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K dated December 9, 2002 reporting under Item 9 – Regulation FD Disclosure, a press release regarding the impact of the bankruptcy of United Airlines.
(ii)	Current Report on Form 8-K dated November 15, 2002 reporting under Item 9 – Regulation FD Disclosure, a press release regarding the disposition of EDS’ consumer network services unit.
(iii)	Current Report on Form 8-K dated November 13, 2002 reporting under Item 9 – Regulation FD Disclosure, the certifications of the Chief Executive Officer and Chief Financial Officer of EDS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(iv)	Current Report on Form 8-K dated October 30, 2002 reporting under Item 9 – Regulation FD Disclosure, a press release regarding earnings for the quarter ended September 30, 2002.
(v)	Current Report on Form 8-K dated September 30, 2002 reporting under Item 9 – Regulation FD Disclosure, an open letter to shareholders posted on EDS’ website.

(c)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedule.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electronic Data Systems Corporation

Dated: March 12, 2003	By:	/S/ RICHARD H. BROWN
Richard H. Brown Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of Electronic Data Systems Corporation hereby severally constitutes and appoints Robert H. Swan and D. Gilbert Friedlander, and each of them singly, his or her true and lawful attorneys with full power to them, and each of them singly, to execute on behalf of the undersigned in the capacities indicated below any and all amendments to this Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Dated: March 12, 2003	By:	/S/ RICHARD H. BROWN
Richard H. Brown Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 12, 2003	By:	/S/ ROBERT H. SWAN
Robert H. Swan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 12, 2003	By:	/S/ MICHAEL MILTON
Michael Milton Controller (Principal Accounting Officer)

Dated: March 12, 2003	By:	/S/ JAMES A. BAKER, III
James A. Baker, III Director

Dated: March 12, 2003	By:	/S/ ROGER A. ENRICO
Roger A. Enrico Director

Dated: March 12, 2003	By:	/S/ WILLIAM H. GRAY, III
William H. Gray, III Director

Dated: March 12, 2003	By:	/S/ RAY J. GROVES
Ray J. Groves Director

Dated: March 12, 2003	By:	/S/ FRED HASSAN
Fred Hassan Director

Dated: March 12, 2003	By:	/S/ RAY L. HUNT
Ray L. Hunt Director

Dated: March 12, 2003	By:	/S/ C. ROBERT KIDDER
C. Robert Kidder Director

Dated: March 12, 2003	By:	/S/ JUDITH RODIN
Judith Rodin Director

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard H. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Electronic Data Systems Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/S/ Richard H. Brown
Richard H. Brown Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Swan, certify that:

1.	I have reviewed this annual report on Form 10-K of Electronic Data Systems Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/S/ Robert H. Swan
Robert H. Swan Executive Vice President and Chief Financial Officer

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions (deductions) charged to other accounts		Deductions		Balance at end of year
FOR THE YEAR ENDED DECEMBER 31, 2002
Allowances deducted from assets:
Accounts and notes receivable	$107	$235	$(1	)(d)	$58	(a)	$283
Inventories	6	–	–		–		6

Total allowances deducted from assets	$113	$235	$(1)		$58		$289

FOR THE YEAR ENDED DECEMBER 31, 2001
Allowances deducted from assets:
Accounts and notes receivable	$133	$44	$14	(c)	$84	(a)	$107
Inventories	17	4	(9	)(d)	6	(b)	6

Total allowances deducted from assets	$150	$48	$5		$90		$113

FOR THE YEAR ENDED DECEMBER 31, 2000
Allowances deducted from assets:
Accounts and notes receivable	$95	$120	$–		$82	(a)	$133
Inventories	27	8	–		18	(b)	17

Total allowances deducted from assets	$122	$128	$–		$100		$150

Notes:

(a)	Primarily accounts written off
(b)	Obsolete inventory written off and foreign currency translation adjustments
(c)	Additions resulting from acquisitions
(d)	Deductions resulting from divestitures