Form 10-Q
period 2003-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2003-05-15
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	75-2548221 (I.R.S. Employer Identification No.)
5400 Legacy Drive, Plano Texas (Address of principal executive offices)	75024-3199 (ZIP code)

(972) 604-6000

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No         .

Indicate by check mark whether the registrant is an accelerated filer. Yes     X     No         .

As of April 30, 2003, there were 478,380,122 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                 Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	14
Item 4.	Controls and Procedures	24
Part II -	Other Information
Item 1.	Legal Proceedings	25
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures	27

Certification of Chairman and Chief Executive Officer	28

Certification of Chief Financial Officer	29

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2003	2002

Revenues	$ 5,368	$ 5,266

Costs and expenses
Cost of revenues	4,957	4,222
Selling, general and administrative	467	453
Other charges	48	-
Total costs and expenses	5,472	4,675

Operating income (loss)	(104)	591

Other income (expense)	(60)	(64)
Income (loss) from continuing operations before income taxes	(164)	527

Provision for income taxes	(56)	180
Income (loss) from continuing operations	(108)	347

Income (loss) from discontinued operations, net of income taxes	(1)	7
Income (loss) before cumulative effect of a change in accounting principle	(109)	354
Cumulative effect on prior years of a change in accounting for asset retirement obligations, net of income taxes	(17)	-
Net income (loss)	$ (126)	$ 354

Basic earnings (loss) per share of common stock
Income (loss) from continuing operations	$ (0.23)	$ 0.72
Income (loss) from discontinued operations	-	0.02
Cumulative effect on prior years of a change in accounting for asset retirement obligations	(0.03)	-
Net income (loss)	$ (0.26)	$ 0.74
Diluted earnings (loss) per share of common stock
Income (loss) from continuing operations	$ (0.23)	$ 0.70
Income (loss) from discontinued operations	-	0.02
Cumulative effect on prior years of a change in accounting for asset retirement obligations	(0.03)	-
Net income (loss)	$ (0.26)	$ 0.72

Cash dividends per share	$ 0.15	$ 0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 1,549	$ 1,642
Marketable securities	236	248
Accounts receivable and unbilled revenue, net	6,165	6,435
Prepaids and other	1,009	1,060
Total current assets	8,959	9,385

Property and equipment, net	2,942	3,023
Investments and other assets	936	986
Goodwill	4,162	4,077
Other intangible assets, net	1,401	1,409
Total assets	$ 18,400	$ 18,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 629	$ 710
Accrued liabilities	2,982	2,964
Deferred revenue	812	830
Income taxes	198	386
Current portion of long-term and secured revolving debt	1,202	1,239
Total current liabilities	5,823	6,129

Deferred income taxes	33	51
Pension benefit liability	1,113	1,113
Long-term debt, less current portion	4,039	4,148
Minority interests and other long-term liabilities	443	417
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at March 31, 2003; 495,604,217 shares issued at December 31, 2002	5	5
Additional paid-in capital	860	901
Retained earnings	7,754	7,951
Accumulated other comprehensive loss	(609)	(689)
Treasury stock, at cost, 17,867,751 and 18,731,311 shares at March 31, 2003 and December 31, 2002, respectively	(1,061)	(1,146)
Total shareholders' equity	6,949	7,022
Total liabilities and shareholders' equity	$ 18,400	$ 18,880

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$ (126)	$ 354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	390	339
Deferred compensation	27	7
Other	5	(3)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable and unbilled revenue	295	(270)
Prepaids and other.	(47)	(238)
Accounts payable and accrued liabilities	(90)	(91)
Deferred revenue	60	15
Income taxes	(197)	108
Total adjustments	443	(133)
Net cash provided by operating activities	317	221

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	13	7
Proceeds from investments and other assets	209	13
Payments for purchases of property and equipment.	(186)	(282)
Payments for investments and other assets	(164)	(45)
Payments related to acquisitions, net of cash acquired	(1)	(15)
Payments for purchases of software and other intangibles	(47)	(91)
Payments for purchases of marketable securities	(1)	(6)
Other	16	3
Net cash used in investing activities	(161)	(416)

Cash Flows from Financing Activities
Proceeds from long-term and secured revolving debt	23	6
Payments on long-term and secured revolving debt	(86)	(96)
Net decrease in borrowings with original maturities less than 90 days	(76)	(24)
Capital lease payments	(23)	(3)
Purchase of treasury shares	-	(20)
Employee stock transactions	10	49
Dividends paid	(71)	(72)
Other	(8)	1
Net cash used in financing activities	(231)	(159)
Effect of exchange rate changes on cash and cash equivalents	(18)	4
Net decrease in cash and cash equivalents	(93)	(350)
Cash and cash equivalents at beginning of period	1,642	521
Cash and cash equivalents at end of period	$ 1,549	$ 171

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's 2002 Annual Report on Form 10‑K.

The unaudited condensed consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contract rights are not considered controlled subsidiaries. The Company's investments in entities which it does not control, but has the ability to exercise significant influence over their operating and financial policies, are accounted for under the equity method.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, percentage-of-completion revenue recognition, projected cash flows associated with long-lived assets, liabilities associated with pensions, performance guarantees, loss contracts, litigation, and receivables collectibility.

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income (loss) and earnings (loss) per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, and are as follows for the three months ended March 31, 2003 and 2002 (in millions, except per share amounts):

	2003	2002
Net income (loss):
As reported	$ (126)	$ 354
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	27	7
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(76)	(58)
Pro forma	$ (175)	$ 303

Basic earnings (loss) per share of common stock:
As reported	$ (0.26)	$ 0.74
Pro forma	(0.37)	0.63

Diluted earnings (loss) per share of common stock:
As reported	$ (0.26)	$ 0.72
Pro forma	(0.37)	0.62

Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation.

NOTE 2: EARNINGS (LOSS) PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings (loss) per share are as follows for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002
Basic earnings (loss) per share	477	480
Diluted earnings (loss) per share	477	493

Securities that were outstanding but were not included in the computation of diluted earnings (loss) per share because their effect was antidilutive include options to purchase 94 million shares of common stock for the three months ended March 31, 2003, options and contracts to purchase 10 million shares of common stock for the three months ended March 31, 2002, eight million restricted stock units for the three months ended March 31, 2003 and debt and forward purchase contracts convertible into 36 million shares of common stock for the three months ended March 31, 2003 and 2002.

NOTE 3: REVENUE RECOGNITION

The Company provides services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. For time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the client may be billed. For other unit-price and fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. The effect of changes to total estimated contract revenue and costs, including changes resulting from the cessation of the use of the zero-profit methodology, is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

Unbilled revenue of $2,886 million and $3,033 million at March 31, 2003 and December 31, 2002, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contract terms. At March 31, 2003, unbilled revenue relating to contracts with U.S. federal, state and international government clients totaled $1.6 billion. Deferred revenue of $812 million and $830 million at March 31, 2003 and December 31, 2002, respectively, represents billings in excess of amounts earned on certain contracts.

Revenues from General Motors represented 11% and 13% of total revenues for the three months ended March 31, 2003 and 2002, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment is stated net of accumulated depreciation of $5.2 billion and $5.0 billion at March 31, 2003 and December 31, 2002, respectively. Depreciation expense for the three months ended March 31, 2003 and 2002 was $257 million and $228 million, respectively.

NOTE 5: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases, including a $62 million interest in a fiber optic equipment lease with a domestic subsidiary of MCI (formerly known as WorldCom), financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also has an equity interest totaling $143 million at March 31, 2003 in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. At March 31, 2003, the partnership's remaining leveraged lease investments included investments with American Airlines, valued at $23 million, two other U.S. airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be impaired.

NOTE 6: RESTRUCTURING ACTIVITIES AND OTHER CHARGES

The following table summarizes activity in restructuring accruals for the three months ended March 31, 2003 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2002	$ 21	$ 8	$ 29
Amounts utilized	--	(1)	(1)
Balance at March 31, 2003	$ 21	$ 7	$ 28

Restructuring actions contemplated under prior period restructuring plans are essentially complete as of March 31, 2003 with remaining reserves of $28 million being comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities.

During the three months ended March 31, 2003, the Company recognized a one-time severance charge totaling $48 million related to the termination of employment of its former Chairman and Chief Executive Officer. The severance charge is comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

NOTE 7: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was $(46) million and $309 million, respectively. The difference between comprehensive income (loss) and net income (loss) for the three months ended March 31, 2003 and 2002 primarily resulted from foreign currency translation adjustments.

NOTE 8: SEGMENT INFORMATION

Effective April 15, 2002, the Company combined elements of its former Information Solutions, Business Process Management and E Solutions lines of business into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrates the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business combines the capabilities of E Solutions with the applications services business of Information Solutions. A.T. Kearney and PLM Solutions remain separate lines of business. The accompanying segment information is stated in accordance with the new organizational structure. Prior period segment data has been restated to conform to the 2003 presentation.

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category includes differences between fixed and actual exchange rates and corporate expenses.

The following is a summary of certain financial information by reportable segment for the three months ended March 31, 2003 and 2002 (in millions):

	2003		2002
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Operations Solutions	$ 3,582	$ 16	$ 3,584	$ 548
Solutions Consulting	1,335	176	1,438	281
PLM Solutions	201	48	225	55
A.T. Kearney	239	7	278	--
All other	11	(351)	(259)	(293)
Total	$ 5,368	$ (104)	$ 5,266	$ 591

NOTE 9: CHANGE IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of the Company's retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million. Changes in the liability from the date of adoption of SFAS No. 143 and the pro forma impact of adoption on prior periods were not material.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee, or a securitization transaction where the Company sells certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under the securitization transaction, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust ("Trust"). At March 31, 2003, the Trust was capitalized by external borrowings of $360 million and the Company's residual beneficial interest of $106 million. The facility used by the Trust for such borrowings is subject to annual renewal in August of each year and terminates in September 2005. The Company has no effective control over the activities of the Trust and it is legally isolated from the Company.

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

The aggregate dollar value of assets purchased under these financing transactions was $187 million during the three months ended March 31, 2003. As of March 31, 2003, there was outstanding an aggregate of $677 million under CSFTs and $360 million of financial assets securitized by the Company yet to be paid by its clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT or securitization financing transaction, and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

Under a software subscription agreement representing $224 million of purchase commitments at March 31, 2003, if the Company's long-term debt is downgraded to below "BBB" by Standard & Poor's Rating Services ("S&P") or "Baa2" by Moody's Investor Services, Inc. ("Moody's"), and a waiver is not granted, the maturity of the remaining minimum purchase commitment will accelerate and become due immediately. As of March 31, 2003, the Company was in compliance with this requirement. In addition, the Company has $364 million outstanding under a $500 million revolving secured financing arrangement collateralized by trade receivables. In the event certain stated criteria are not complied with or a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, the Company's long-term debt rating falling below "BBB‑" by S&P or "Baa3" by Moody's, or events or collection trends materially negatively impacting the collateral.

The Company provides IT services to MCI, the majority of which are provided under an 11-year services agreement signed in October 1999. On July 21, 2002, MCI filed for protection under Chapter 11 of the United States Bankruptcy Code. Revenues from MCI represented approximately $610 million of the Company's 2002 annual revenues. Total receivables outstanding under such agreements, net of reserves, were approximately $80 million at March 31, 2003. The Company owns equipment and other assets having a net book value of approximately $65 million deployed for MCI IT services agreements, and approximately one percent of its employee base is dedicated to performing services thereunder. During the year ended December 31, 2002, the Company recorded net reserves and asset writedowns of $118 million as a result of the bankruptcy.

The Company has negotiated revised terms for such agreements which reflect changes in its service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to the Company. The revised agreements were submitted to the bankruptcy court for affirmation during the second quarter of 2003.

In a transaction unrelated to the IT services agreement referred to above, the Company entered into a fiber optic equipment leveraged lease with a subsidiary of MCI in 1988. The Company's unrecovered investment in the related equipment totaled $62 million at March 31, 2003. The equipment is currently being used by MCI, and they are making lease payments in accordance with contract schedules. However, MCI has the ability to reject its leveraged lease through its bankruptcy proceeding.

The Company provides IT services to US Airways through a long-term agreement. On August 11, 2002, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of pre-bankruptcy receivables associated with the US Airways contract, the Company recorded reserves totaling $74 million during the year ended December 31, 2002. The Company also recorded a writedown to its investment in a partnership totaling $35 million during the year ended December 31, 2002 due to uncertainties related to the recovery of that partnership's investment in leveraged leases with US Airways.

US Airways' plan of reorganization was confirmed and became effective on March 31, 2003. On that date, the Company entered into a new contract with US Airways to provide IT services which superseded the previous contract between the Company and the airline. The previous contract represented approximately $190 million of the Company's 2002 annual revenues. The new agreement, which has a term of 10 years, contains reduced services and pricing.

The Company provides end-to-end IT infrastructure on a "seat management basis" to the Department of the Navy (the "DON"), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007 (the "NMCI Contract"). During the first quarter of 2003, the Company recognized a loss of $334 million on the NMCI Contract which resulted from a decline in the average seat price based on the types of seats ordered and expected to be ordered by the DON, as well as a reduced period of time in which to generate seat revenue due to deployment delays and associated incremental estimated operating costs. These factors were somewhat offset by improvements in the estimated number of total seats to be ordered by the DON and subcontractor costs. In addition to estimates regarding the timing of seat deployment and the amount to be billed per seat, the Company's current assessment of the NMCI Contract includes estimates of various factors. Any unfavorable changes in these factors, particularly as the result of significant further delays in the Company's taking responsibility for or the installation of seats, a decrease in billable revenue per seat or delays in seat deployment, would further negatively impact the financial performance of the contract during the quarter in which such event became probable and would result in the recognition of an additional loss, which could be material.

Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. The Company is currently providing various IT services under a significant commercial client contract using such client's legacy IT systems while developing and deploying a new IT system dedicated to that client. The Company has invested assets of approximately $500 million at March 31, 2003 including receivables, prepaid expenses, equipment and software in this contract. This contract has experienced delays in its construction and deployment phases, and certain milestones have been missed. While the Company believes it can deliver the required systems and services and its investment in the contract will be recovered over its term, significant further delays in construction and deployment could result in an impairment of a large portion of the associated assets.

The Company's service contracts with clients contain rights and performance obligations of both parties. From time to time, the Company is required to take appropriate actions to enforce its rights under its client service contracts and ensure recoverability of associated assets. During the year ended December 31, 2002, the Company instituted appropriate legal action to ensure recoverability of approximately $56 million of net assets associated with a service contract terminated by the Company due to a default by the client. The Company believes the recovery of these assets is probable.

The Company and certain of its current and former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to the Company's September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding the Company's financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act and made misrepresentations to the class regarding the value of EDS shares. The Company's motions to centralize all of the foregoing cases in the United States District Court for the Eastern District of Texas have been granted. The Company intends to defend the action vigorously. As these matters are in the earliest stages, the Company is not able to determine the impact on its condensed consolidated financial statements.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against the Company's directors and certain current and former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding EDS' financial condition similar to those raised in the purported class actions described above. As of January 30, 2003 the foregoing cases were consolidated into a single action in the District Court of Collin County, Texas. As these matters are in the earliest stages, the Company is not able to determine the actual impact on its consolidated financial statements. These actions will be defended vigorously.

The SEC staff is conducting a formal investigation relating to the Company's purchase and settlement of forward contracts related to its common stock and information regarding events leading up to its third quarter 2002 earnings guidance announcement. Following the Company's announcement that it recognized a $334 million loss on the NMCI Contract in the first quarter of 2003, the SEC staff also requested certain documents related to that contract. The Company is in the process of responding to a subpoena and providing documents and information to the SEC staff and will continue to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

In March 2003, representatives of two committees responsible for administering the EDS 401(k) Plan notified the Company of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 as a result of an alleged failure to register certain shares of common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002.  Section 12(a)(1) imposes liability for offers and sales of securities made in violation of the registration requirements of the Securities Act.  The committee representatives have asserted that plan participants to whom shares were sold during the applicable period are entitled to receive a return of the amounts paid for the shares, plus interest and less any income received, upon tender of the shares to the Company.  The Company has not been able to reach agreement with representatives of the plan committees as to whether it is liable for rescission or, if so, as to the amount of the liability.  The Company believes it can assert arguments and defenses that could significantly reduce or eliminate any liability.  However, some of the legal principles involved in theses arguments and defenses are subject to significant uncertainties.  No legal proceedings have been commenced to date with respect to these claims, although the plan committees may take action that could lead to the filing of one or more lawsuits against the Company.  Any such lawsuits could be consolidated with the other securities and ERISA proceedings described above.

There are other various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. The amount of liability on claims and pending actions at March 31, 2003 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 11: DISCONTINUED OPERATIONS

During 2002, the Company sold its Consumer Network Services ("CNS") unit and approved a plan to sell its subscription fulfillment business. The Company completed the sale of its subscription fulfillment business on April 15, 2003. The net results of CNS are included in discontinued operations in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2002. The net results of the subscription fulfillment business are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002. Total assets and liabilities of the business at March 31, 2003 were not material. Following is a summary of income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002
Revenues	$ 24	$ 75
Cost of revenues	24	64
Operating income	-	11
Other income (expense)	(1)	-
Income (loss) from discontinued operations before income taxes	$ (1)	$ 11

NOTE 12: ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00‑21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of the Company's contracts, it would be required to apply its segmentation criteria which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit.  The EITF is continuing discussion regarding the allocation of arrangement consideration to separate units of accounting. EITF 00-21 can be adopted prospectively on new contracts only or cumulatively for all contracts, and must be adopted no later than July 1, 2003. If adopted on a cumulative basis, the cumulative adjustment must be made as of January 1, 2003 and previously reported quarterly results in 2003 must be restated to conform to the new rule. Although the Company cannot determine the ultimate impact of EITF 00-21 on its business until the EITF resolves uncertainties regarding such allocation, if the Company adopts EITF 00‑21 as presently drafted on a cumulative basis, it believes the impact will be material.

In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities created on or before January 31, 2003, the Company must apply the provisions of FIN 46 to such entities on July 1, 2003 if such entities exist on that date.

At March 31, 2003, the Company was involved in approximately $1.3 billion of financings under various structures (see Note 10). Approximately one-half of this balance relates to structures that are not within the scope of FIN 46 and, therefore, the accounting will be unchanged. Approximately $300 million of the remaining amount must be restructured prior to the third quarter of 2003 to avoid recognition in the Company's financial statements. The Company believes it has reasonable opportunities to restructure these transactions. The Company is still evaluating the remaining transactions to determine which party involved in the transaction is the primary beneficiary and must consolidate the variable interest entity. In the event the Company must consolidate some of these entities, it will recognize a cumulative accounting adjustment in earnings for the difference between the value of the entities' assets and liabilities. The Company currently cannot predict the amount of any such adjustment.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

General

Electronic Data Systems Corporation ("EDS") is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of traditional information technology ("IT") outsourcing, business process outsourcing, solutions consulting, management consulting, and product lifecycle management software and services. Services include the design, construction and/or management of computer networks, information systems, information processing facilities and business processes. Our end-to-end portfolio of services integrates our four lines of business - Operations Solutions, Solutions Consulting, Product Lifecycle Management ("PLM") Solutions and A.T. Kearney - to help clients solve complex business issues and achieve results with technology. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2002 Annual Report on Form 10-K.

Factors That May Affect Future Results

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, financing transactions, the impact of acquisitions and divestitures, the impact of client bankruptcies, the impact of the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, backlog, the value of new contract signings, business pipeline and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, the following:

*	competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins;
*	the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business;
*	the degree to which third parties continue to outsource IT and business processes;
*

the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies modeled in our estimates;

*

for contracts with U.S. federal government clients, including our Navy Marine Corps Intranet contract (the "NMCI Contract"), the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise;

*

the inability to provide contract performance guarantees due to the cost or availability of surety bonds or letters of credit resulting from the general reduction in capacity of these markets or otherwise;

*	the impact of third-party benchmarking provisions in certain client contracts;
*	the impact, if any, on a historical and prospective basis of proposed accounting rules on the treatment of service contracts;
*	the impact of acquisitions and divestitures, including our ability to improve productivity and achieve synergies from acquired businesses;
*	our ability to attract and retain highly skilled personnel;

*	a reduction in the carrying value of our assets;
*	the impact of a bankruptcy of a significant client on the financial and other terms of our agreements with that client;
*	the termination of a significant client contract, including our contract with General Motors ("GM");
*	with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return;
*	changes in tax laws and interpretations and failure to obtain treaty relief from double taxation;
*	failure to obtain or protect intellectual property rights; and
*	fluctuations in foreign currency and exchange rates.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Results of Operations - Consolidated

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002
Revenues:
Base.	$ 4,797	$ 4,582
GM.	571	684
Total	$ 5,368	$ 5,266

The following table displays our revenue growth percentages for the three months ended March 31, 2003 and 2002, as adjusted for the impact of foreign currency translation and acquisitions and divestitures ("organic revenue growth"):

	Total		Base		GM
	2003	2002	2003	2002	2003	2002
Growth in as-reported revenues	2%	8%	5%	12%	(16%)	(14%)
Impact of foreign currency changes	(5%)	2%	(6%)	2%	(2%)	1%
Constant currency revenue growth	(3%)	10%	(1%)	14%	(18%)	(13%)
Impact of acquisitions	-	(8%)	-	(10%)	-	-
Impact of divestitures	-	3%	-	5%	-	-
Organic revenue growth	(3%)	5%	(1%)	9%	(18%)	(13%)

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

Total revenues increased $102 million, or 2%, in 2003 to $5.4 billion when compared with $5.3 billion in 2002. Total revenues decreased 3% in 2003 on a constant foreign currency basis. Revenues from base clients increased $215 million, or 5%, in 2003 to $4.8 billion when compared with $4.6 billion in 2002. Revenues from base clients decreased 1% in 2003 on both a constant foreign currency and an organic basis. See "Results of Operations - Segments" for a further discussion of base revenues. Revenues from GM decreased $113 million, or 16%, in 2003 to $571 million when compared with $684 million in 2002. Revenues from GM decreased 18% in 2003 on both a constant currency and an organic basis. The decrease in revenues from GM was primarily the result of a reduction in GM's discretionary spending and the impact of the renegotiation of the GMNA, GMAC and Global Mainframe Compute agreements.

Costs and expenses.  Our operating margin percentage [(revenues less costs and expenses)/revenues] decreased to (1.9)% for the three months ended March 31, 2003, compared with 11.2% for the corresponding period in 2002. The NMCI Contract loss accrual and one-time severance charge referred to below, reduced our operating margin by $382 million (712 basis points) in 2003. The remaining decrease in our operating margin was primarily due to declines in our GM business (150 basis points), losses recognized on certain contracts (120 basis points), additional annual pension and health care costs (80 basis points) and increased annual software costs (50 basis points). Our operating margin in 2003 was also negatively impacted by declines in higher margin discretionary spending by clients in our Solutions Consulting, PLM Solutions and A.T. Kearney lines of business.

During the three months ended March 31, 2003, we recognized a one-time severance charge totaling $48 million related to the termination of employment of our former Chairman and Chief Executive Officer. The severance charge is comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

Other income (expense).  Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002
Other income (expense):
Interest expense	$ (61)	$ (64)
Interest income and other	1	--
Total	$ (60)	$ (64)

Income taxes.  Our estimated effective tax rates were 34.1% and 34.2% for the three months ended March 31, 2003 and 2002, respectively.

Discontinued operations.  Income (loss) from discontinued operations, net of income taxes, was $(1) million and $7 million for the three months ended March 31, 2003 and 2002, respectively. We sold our Consumer Network Services ("CNS") unit in December 2002 and our subscription fulfillment business in April 2003. The net results of CNS are included in discontinued operations in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2002. The net results of the subscription fulfillment business are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002.

Net income (loss).  Net income (loss) decreased $480 million to $(126) million for the three months ended March 31, 2003 compared with $354 million during the corresponding period of the prior year. Basic and diluted earnings (loss) per share were $(0.26) as compared with $0.74 and $0.72, respectively, during the corresponding period in the prior year.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of our retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million.

NMCI Contract. We provide end-to-end IT infrastructure on a "seat management basis" to the Department of Navy (the "DON"), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. As of March 31, 2003, our condensed consolidated balance sheet reflected approximately $1.7 billion of assets, consisting of unbilled revenue, property and equipment, and other assets, attributable to this contract. Such assets are expected to be recovered with cash flows from the contract over its remaining term. At March 31, 2003, the DON was authorized to order 310,000 computer seats for the current program year ending September  30, 2003 and was expected to order additional seats upon further authorization. At such date, we had approximately 171,000 computer seats under management, of which approximately 162,000 seats were then billable.  Approximately 64,000 of these computer seats had been switched over to the new environment. We expect to assume responsibility for additional computer seats throughout 2003.

We developed the pricing for the NMCI Contract based on the assumption we would receive revenues and seat orders in the types and amounts and during the periods projected in the contract's pricing schedule. For a number of reasons, the roll-out schedule on which we based our pricing has been delayed significantly. These reasons include additional testing requirements imposed subsequent to the contract's signing, delay in the receipt of orders from the DON and inefficient program management.  Seat deployment schedules utilized in developing the estimated revenues and costs for the remaining term of the contract are based on orders received to date and schedules provided by and discussions with the DON.

Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill 100% of the seat price included in the pricing schedule. All seats under management are billed at 85% of the associated seat price included in the pricing schedule until we meet service performance levels defined in the contract. Upon meeting such service levels, seats operating under the NMCI environment are billed at 100% of the seat price while those operating under the existing legacy environment continue to be billed at the 85% price. In addition, until the DON has successfully completed its operational evaluation of the NMCI system, the number of seats it may order is limited. Completion of the DON's operational evaluation and achievement of service levels, based on our operational plans and discussions with the DON, is expected to occur in 2003.

Due to the risk associated with the NMCI Contract, we have not recognized any profit under this contract under our percentage-of completion method of accounting from the contract's inception through December 31, 2002. During the first quarter of 2003, we recognized a loss of $334 million on the NMCI Contract. This loss resulted from a decline in the average seat price based on the types of seats ordered and expected to be ordered by the DON, as well as a reduced period of time in which to generate seat revenue due to deployment delays and associated incremental estimated operating costs. Through early April 2003, the DON had ordered a total of approximately 232,000 seats, including seats currently under management, compared to orders for 121,000 seats received through December 2002.  Seats ordered by the DON through early April 2003, and information regarding expected orders for approximately 84,000 additional seats, indicated that the estimated per seat revenue would be lower and seats would be deployed later than management previously expected.  Previous estimates of the types of seats to be ordered were based on orders then received from the DON and consultations with the DON regarding orders expected to be placed over the remaining contract term.  These factors were somewhat offset by improvements in the estimated number of total seats to be ordered by the DON and subcontractor costs. Our assessment of the NMCI Contract was revised for the first quarter to conform to this additional information.

In addition to estimates regarding the timing of seat deployment and the amount to be billed per seat, our current assessment of the NMCI Contract includes estimates of various factors. Any unfavorable changes in these factors, particularly as the result of significant further delays in our taking responsibility for or the installation of seats, a decrease in billable revenue per seat or delays in the successful completion of the operational evaluation by the DON, would further negatively impact the financial performance of the contract during the quarter in which such event became probable and would result in the recognition of additional loss, which could be material. Similarly, a favorable change in these factors would positively impact the financial performance of the contract during the quarter in which such event became probable.

We refer you to Item 4, Controls and Procedures, for additional information regarding this contract.

MCI.  We provide IT services to MCI (formerly known as WorldCom), the majority of which are provided under an 11-year services agreement signed in October 1999. In July 2002, MCI filed for protection under Chapter 11 of the United States Bankruptcy Code.  Annual revenues from MCI were approximately $610 million in 2002. Total receivables outstanding under such agreements, net of reserves, were approximately $80 million at March 31, 2003. We own equipment and other assets having a net book value of approximately $65 million deployed for MCI IT services agreements, and approximately one percent of our employee base is dedicated to performing services thereunder. During the year ended December 31, 2002, we recorded net reserves and asset writedowns of $118 million as a result of the bankruptcy.

We have negotiated revised terms for such agreements which reflect changes in service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to us.  The revised agreements were submitted to the bankruptcy court for affirmation during the second quarter of 2003.

In a transaction unrelated to the agreements referred to above, we entered into a fiber optic equipment leveraged lease with a domestic subsidiary of MCI in 1988. Our unrecovered investment in the related equipment totaled $62 million at March 31, 2003. The equipment is currently being used by MCI, and they are making lease payments in accordance with contract schedules. However, MCI has the ability to reject its leveraged lease through its bankruptcy proceeding.

Airline Industry Relationships.  We provide IT services to US Airways through a long-term agreement. In August 2002, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code.  Its plan of reorganization was confirmed and became effective on March 31, 2003. On that date, we entered into a new contract with US Airways to provide IT services which superseded our previous contract with the airline. The previous contract represented approximately $190 million of our 2002 annual revenues. The new agreement, which has a term of 10 years, provides for reduced services and pricing. We do not believe the terms of the new agreement will have a material adverse effect on our results of operations.

Our largest IT agreement in the airline industry is with American Airlines. We had approximately $60 million in receivables and $110 million in operating assets associated with that contract at March 31, 2003. We recently amended our IT agreement with American Airlines in connection with that airline's efforts to work with its vendors to avoid bankruptcy. We expect this amendment will result in a decrease in revenues and earnings from this client. We do not believe the terms of this amendment will have a material adverse effect on our results of operations. In addition to our IT agreement with American, our exposure to aircraft leveraged lease investments with American is $23 million. Our remaining exposure to investments in aircraft leases totals approximately $160 million.

At March 31, 2003, we had approximately $235 million in receivables and $75 million of contract-related assets attributable to seven other U.S. and international airline and travel related clients.

Other.  Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. We are currently providing various IT services under a significant commercial contract using such client's legacy IT systems while developing and deploying a new IT system dedicated to that client. We have invested assets of $500 million, including receivables, prepaid expenses, equipment and software in this contract. This contract has experienced delays in its development and construction phases, and certain milestones in the contract have been missed. While we believe we can deliver the required systems and services and our investment in this contract will be recovered over the contract's terms, significant further delays in development and construction could result in an impairment of a large portion of the associated assets.

Results of Operations - Segments

Effective April 15, 2002, we combined elements of our former Information Solutions, Business Process Management and E Solutions lines of business into two new lines of business: Operations Solutions and Solutions Consulting. The Operations Solutions line of business integrated the IT outsourcing operations, including centralized and distributed systems and communications management, of Information Solutions with the business process outsourcing capabilities of Business Process Management. The Solutions Consulting line of business combined the capabilities of E Solutions with the applications services business of Information Solutions. A.T. Kearney and PLM Solutions remained separate lines of business. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category includes differences between fixed and actual exchange rates and corporate expenses. Certain reclassifications have been made to the 2002 information to conform to the 2003 presentation.

Revenues. The following table displays revenues by reportable segment for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002
Revenues:
Operations Solutions	$ 3,582	$ 3,584
Solutions Consulting	1,335	1,438
PLM Solutions.	201	225
A.T. Kearney	239	278
All other	11	(259)
Total	$ 5,368	$ 5,266

Revenues from our Operations Solutions line of business were flat in 2003 relative to the comparable period in 2002. Operations Solutions revenues from base clients increased $85 million, or 3%, in 2003 to $3.2 billion. The increase in base revenues in 2003 was primarily due to increases in our government, manufacturing and financial services industry lines. Operations Solutions revenues from GM decreased $87 million, or 19%, in 2003 to $372 million due to the reasons described in "Results of Operations - Consolidated." Revenues from our Solutions Consulting line of business decreased $103 million, or 7%, in 2003 to $1.3 billion. Solutions Consulting revenues from base clients decreased $71 million in 2003 to $1.1 billion, primarily due to the weak economy and the associated slowdown in discretionary spending. Solutions Consulting revenues from GM decreased $32 million, or 14%, in 2003 to $202 million due to the reasons described in "Results of Operations - Consolidated." Revenues from our PLM Solutions line of business decreased $24 million, or 11%, in 2003 to $201 million. This decrease is a direct result of lower software and services revenue resulting from soft market conditions, primarily in the manufacturing industry. Revenues from our A.T. Kearney line of business decreased $39 million, or 14%, in 2003 to $239 million due to weak demand for management consulting services.

Operating income (loss). Management uses operating income (loss), which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. The following table displays operating income (loss) by reportable segment for the three months ended March 31, 2003 and 2002 (in millions):

	2003	2002
Operating income (loss):
Operations Solutions	$ 16	$ 548
Solutions Consulting	176	281
PLM Solutions	48	55
A.T. Kearney	7	--
All other	(351)	(293)
Total	$ (104)	$ 591

The operating margin for Operations Solutions was 0.4% in 2003 compared with 15.3% in 2002. The decrease in 2003 is primarily due to loss accruals (970 basis points) related to the financial performance of certain contracts, including the NMCI Contract. The remaining decrease in our 2003 operating margin was primarily due to declines in GM revenues and higher software costs. The operating margin for Solutions Consulting was 13.2% in 2003 compared with 19.5% in 2002. The decrease in 2003 is primarily due to the loss accrual on the NMCI Contract

(130 basis points) and investments in our offshore and industry-specific technology consulting capabilities (110 basis points). The remaining decrease in 2003 was primarily due to declines in higher margin discretionary IT applications spending by our clients as a result of general economic conditions and offshore competition. The operating margin of PLM Solutions was 23.9% in 2003 compared with 24.4% in 2002. The operating margin of A.T. Kearney was 2.9% in 2003 compared with break-even in 2002.

Financial Position

At March 31, 2003, we held cash and marketable securities of $1.8 billion, had working capital of $3.1 billion, and had a current ratio of 1.5-to-1. This compares to cash and marketable securities of $1.9 billion, working capital of $3.3 billion, and a current ratio of 1.5-to-1 at December 31, 2002. Approximately 24% of our cash and cash equivalents and marketable securities at March 31, 2003 were not available for debt repayment due to various commercial limitations on the use of these assets.

Our days sales outstanding at March 31, 2003 decreased to 103 days compared to 105 days at December 31, 2002. Days sales outstanding for trade receivables were 55 days at March 31, 2003 and December 31, 2002. Days sales outstanding for unbilled revenue were 48 days at March 31, 2003 compared with 50 days at December 31, 2002. Unbilled revenue, which is presented net of accrued contract loss liabilities, decreased $147 million to $2.9 billion at March 31, 2003 from $3.0 billion at December 31, 2002.  Approximately 57% of unbilled revenue at March 31, 2003 related to contracts with government clients, which carry low credit risk. Our days payables outstanding at March 31, 2003 decreased to 22 days from 23 days at December 31, 2002.

Total debt decreased to $5.2 billion at March 31, 2003 from $5.4 billion at December 31, 2002. Total debt consists of notes payable, capital leases and commercial paper, and included $1.6 billion of convertible notes at March 31, 2003 and December 31, 2002 that we expect to settle with funds obtained from outstanding forward contracts for the sale of 27 million shares of our common stock. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 43% at March 31, 2003 and December 31, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased $96 million to $317 million for the three months ended March 31, 2003 compared with $221 million during the corresponding period of the prior year. The increase in net cash provided by operating activities was due to a $497 million change in working capital items, partially offset by a $401 million decrease in earnings, as adjusted to exclude non-cash operating items. Net cash used in investing activities decreased $255 million to $161 million for the three months ended March 31, 2003 compared with $416 million during the corresponding period of the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures (as defined below) of $230 million and a decrease in payments related to acquisitions of $14 million.

Free cash flow increased to $122 million for the three months ended March 31, 2003 compared with a net cash outflow of $184 million during the corresponding period of the prior year.  We define free cash flow, which is a non-GAAP measure, as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and payments for purchases of marketable securities, and (ii) payments on capital leases. We report free cash flow to enhance understanding of the cash generated by our business.

Our principal source of liquidity is cash on hand and cash flow from operations. In addition, at March 31, 2003, we had committed lines of credit of approximately $1.25 billion which we use as a backup for commercial paper borrowings. No amounts were outstanding under these lines of credit at March 31, 2003. We have generally utilized commercial paper facilities to manage short-term working capital fluctuations and as interim financing for acquisitions, although we expect to maintain outstanding commercial paper balances even when we may not require such funds in order to facilitate our access to commercial paper markets. Operating and capital leases are also used to fund capital expenditures.

Our lines of credit and the indentures governing our long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of our assets. In addition, our lines of credit contain a minimum net worth covenant that is calculated each calendar quarter as the sum of a) $3.1 billion plus b) 50% of net income or loss for each fiscal quarter commencing after June 30, 1999, as adjusted to exclude nonrecurring items. Such calculation was approximately $4.9 billion at March 31, 2003. In the event we were to become noncompliant, the associated indebtedness may become immediately due. As of March 31, 2003, we were in compliance with all of these covenants.

We expect the holders of our zero-coupon convertible notes issued in October 2001 will require us to redeem their notes in October 2003 for an aggregate redemption price of $772 million.

The following table summarizes our senior long-term debt and commercial paper credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at March 31, 2003:

	Moody's	S&P	Fitch
Senior long-term debt	Baa2	A-minus	A-minus
Short-term debt	Prime-3	A2	F2

In May 2003, S&P placed our senior long-term debt rating on credit watch with negative implications. We believe we will continue to have adequate access to the capital markets to meet our liquidity requirements and believe it is unlikely that the rating agencies would take any action that would materially impact our future access to the long-term capital markets.

Under a software subscription agreement representing $224 million of purchase commitments at March 31, 2003, if our long-term debt is downgraded to below "BBB" by S&P or "Baa2" by Moody's and a waiver is not granted, the maturity of the remaining minimum purchase commitment will accelerate and become due immediately. As of March 31, 2003, we were in compliance with this requirement. In addition, we have $364 million outstanding under a $500 million revolving secured financing arrangement collateralized by trade receivables. In the event certain stated criteria are not complied with or a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, our long-term debt rating falling below "BBB-" by S&P or "Baa3" by Moody's, or events or collection trends materially negatively impacting the collateral.

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

Under a securitization transaction, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust ("Trust"). At March 31, 2003, the Trust was capitalized with external borrowings of $360 million and our residual beneficial interest of $106 million. The facility used by the Trust for such borrowings is subject to annual renewal in August of each year and terminates in September 2005. We have no effective control over the activities of the Trust, and it is legally isolated from EDS.

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

At March 31, 2003, the estimated future asset purchases that will be financed under existing arrangements was $508 million. The aggregate dollar value of assets purchased under these arrangements was $187 million and $43 million, respectively, during the three months ended March 31, 2003 and 2002. As of March 31, 2003, there was outstanding an aggregate of $677 million under CSFTs and $360 million of financial assets securitized by us yet to be paid by our clients. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.2 billion. We believe we have sufficient alternative sources of capital to directly finance the purchase of IT capital assets to be used for current or future service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitiz-ation
Total estimated draws under financings arranged	$ 2,645	$ 1,905	$ 740
Estimated amounts not yet drawn	508	191	317
Total amounts drawn	2,137	1,714	423
Amounts repaid	(1,100)	(1,037)	(63)
Total outstanding at March 31, 2003	$ 1,037	$ 677	$ 360

The following table summarizes CSFT and securitization financing activities for the three months ended March 31, 2003 (in millions):

	Total	CSFT	Securitiz-ation
Total outstanding at December 31, 2002	$ 905	$ 692	$ 213
Amounts drawn	187	20	167
Amounts repaid	(55)	(35)	(20)
Total outstanding at March 31, 2003	$ 1,037	$ 677	$ 360

Certain of our financing transactions involving IT-related assets have been conducted with entities that are considered "variable interest entities" as that term is used in Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, and may be subject to consolidation in the third quarter of 2003. See "New Accounting Standards" for further information.

New Accounting Standards

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00‑21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. If EITF 00-21 were applicable to all of our contracts, we would be required to apply its segmentation criteria which are different from those contained in existing contract accounting literature. Such application could result in more segmentation of multiple-element IT services arrangements into separate accounting units. The appropriate accounting literature for revenue recognition would then be applied to each unit.  The EITF is continuing discussion regarding the allocation of arrangement consideration to separate units of accounting. EITF 00-21 can be adopted prospectively on new contracts only or cumulatively for all contracts, and must be adopted no later than July 1, 2003. If adopted on a cumulative basis, the cumulative adjustment must be made as of January 1, 2003 and previously reported quarterly results in 2003 must be restated to conform to the new rule. Although we cannot determine the ultimate impact of EITF 00-21 on our business until the EITF resolves uncertainties regarding such allocation, if we adopt EITF 00‑21 as presently drafted on a cumulative basis, we believe the impact will be material.

In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities created on or before January 31, 2003, we must apply the provisions of FIN 46 to such entities on July 1, 2003 if such entities exist on that date.

At March 31, 2003, we were involved in approximately $1.3 billion of financings under various structures. Approximately one-half of the financings relates to structures that are not within the scope of FIN 46 and, therefore, the accounting will be unchanged. Approximately $250 million of the financings relate to transactions that must be restructured prior to the third quarter of 2003 to avoid recognition in our financial statements. We believe we have reasonable opportunities to restructure these transactions. We are still evaluating the remaining transactions to determine which party involved in the transaction is the primary beneficiary and must consolidate the variable interest entity. In the event we must consolidate some of these entities, we will recognize a cumulative accounting adjustment in earnings for the difference between the value of the entities' assets and liabilities. We currently cannot predict the amount of any such adjustment.

ITEM 4.      CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, EDS carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.

In designing and evaluating our disclosure controls and procedures and internal controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Based upon their evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, except as noted below, our disclosure controls and procedures are effective to ensure that material information relating to EDS and its consolidated subsidiaries is gathered on a timely basis to be included in our periodic reports.

In connection with its evaluation, management sought to determine, among other things, whether there are any "significant deficiencies" or "material weaknesses" in the design or operation of internal controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

As a result of a review of the NMCI Contract completed after the first quarter of 2003, management and the Audit Committee of our Board of Directors discovered deficiencies in the operational effectiveness of controls over the process for estimating revenues and costs for the remaining term of the NMCI Contract. Our independent auditors reviewed these matters and advised the Audit Committee that, due to the size of the NMCI Contract, they collectively constitute a significant deficiency that rises to the level of a reportable condition. Our independent auditors have advised management and the Audit Committee that this reportable condition does not constitute a material weakness. Management has implemented and continues to implement measures to correct and improve the effectiveness of the internal controls for this contract, including the following: increased frequency and scope of operational and financial reviews with senior account and corporate personnel; a newly-staffed program management office; stricter adherence to the process for approval of change orders; reorganization of account support functions and the appointment of a senior service delivery executive; assignment of additional finance and legal staff to the account; improvements in monitoring and reporting seat deployment; and improved communication with senior client representatives.

Except as identified above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of our evaluation.

PART II

ITEM 1.  LEGAL PROCEEDINGS

As described in our Form 10-K for the year ended December 31, 2002, we and certain of our current and former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to our September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that we had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding our financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against us, certain of our current and former officers and, in some cases, our directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act and made misrepresentations to the class regarding the value of EDS shares. Our motions to centralize all of the foregoing cases in the United States District Court for the Eastern District of Texas have been granted.  We intend to defend the action vigorously. As these matters are in the earliest stages, we are not able to determine the actual impact on our consolidated financial statements.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against our directors and certain current and former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding EDS' financial condition similar to those raised in the purported class actions described above. As of January 30, 2003 the foregoing cases were consolidated into a single action in the District Court of Collin County, Texas. As these matters are in the earliest stages, we are not able to determine the actual impact on our consolidated financial statements. These actions will be defended vigorously.

As previously disclosed, the SEC staff is conducting a formal investigation relating to our purchase and settlement of forward contracts related to our common stock and information regarding events leading up to our third quarter 2002 earnings guidance announcement. Following our announcement that we recognized a $334 million loss on the NMCI Contract in the first quarter of 2003, the SEC staff also requested certain documents related to that contract. We will continue to cooperate with the SEC staff in its investigation. We are unable to predict the outcome of the investigation or any action that the SEC might take.

In March 2003, representatives of two committees responsible for administering the EDS 401(k) Plan notified us of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 as a result of an alleged failure to register certain shares of our common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002. Section 12(a)(1) imposes liability for offers and sales of securities made in violation of the registration requirements of the Securities Act. Liability under this provision is not predicated upon a finding that any statements made or documents prepared by us contained a misstatement or omission of material fact. The committee representatives have asserted that plan participants to whom shares were sold during the applicable period are entitled to receive a return of the amounts paid for the shares, plus interest and less any income received, upon tender of the shares to us. We have not been able to reach agreement with representatives of the plan committees as to whether we are liable for rescission or, if so, as to the amount of the liability. We believe we can assert arguments and defenses that could significantly reduce or eliminate any liability. However, some of the legal principles involved in these arguments and defenses are subject to significant uncertainties. No legal proceedings have been commenced to date with respect to these claims, although we expect that the plan committees will take action that could lead to the filing of one or more lawsuits against us. Any such lawsuits could be consolidated with the other securities and ERISA proceedings described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

4(a)	Amended and Restated Bylaws of EDS (filed as Exhibit 3 to Amendment No. 1 to our Registration Statement on Form 8-A, File No. 001-11779, and hereby incorporated by reference).
4(b)

First Amendment to Rights Agreement between EDS and American Stock Transfer & Trust Company, as successor Rights Agent, dated as of April 22, 2003 (filed as Exhibit 4.2 to our Current Report on Form 8-K dated April 24, 2003 and hereby incorporated by reference).

10(a)

Letter agreement dated March 20, 2003, between EDS and Michael H. Jordan regarding terms and conditions of employment (this agreement is Exhibit 99(a) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference).

10(b)

Letter agreement dated March 20, 2003, between EDS and Jeffrey M. Heller regarding terms and conditions of employment (this agreement is Exhibit 99(b) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference).

10(c)

Letter agreement dated December 27, 2002, between EDS and Robert H. Swan regarding terms and conditions of employment (this agreement is Exhibit 99(c) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference).

99(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

During the quarter ended March 31, 2003, EDS filed the following Current Reports on Form 8-K:

(i)

Current Report on Form 8-K dated January 7, 2003 reporting under Item 9 - Regulation FD Disclosure, the appointments of Robert H. Swan as Executive Vice President and Chief Financial Officer and James E. Daley as Executive Vice President of Client Solutions, Global Sales and Marketing.

(ii)	Current Report on Form 8-K dated February 6, 2003 reporting under Item 9 - Regulation FD Disclosure, EDS' financial results for the quarterly and annual periods ended December 31, 2002.
(iii)

Current Report on Form 8-K dated March 12, 2003 reporting under Item 9 - Regulation FD Disclosure, the certifications of the Chief Executive Officer and Chief Financial Officer regarding EDS' Annual Report on Form 10-K for the year ended December 31, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)

Current Report on Form 8-K dated March 20, 2003 reporting under Item 9 - Regulation FD Disclosure, the appointments of Michael H. Jordan as Chairman and Chief Executive Officer and Jeffrey M. Heller as President and Chief Operating Officer.  Mr. Jordan replaced Richard H. Brown as Chairman and Chief Executive Officer.

(v)

Current Report on Form 8-K dated March 21, 2003 reporting under Item 9 - Regulation FD Disclosure, the financial impact to EDS of its obligations under former Chairman and Chief Executive Officer Richard H. Brown's employment agreement.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: May 15, 2003                                                                                         By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: May 15, 2003                                                                                        By:                  /s/ Michael Milton

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

I, Michael H. Jordan, certify that:

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

Date: May 15, 2003

/S/ Michael H. Jordan
Michael H. Jordan
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

Date: May 15, 2003

/S/ Robert H. Swan
Robert H. Swan
Executive Vice President and Chief Financial Officer