Form 10-Q
period 2003-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2003-08-13
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 479,607,920 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                 Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	16
Item 4.	Controls and Procedures	30
Part II -	Other Information
Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities and Use of Proceeds	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K	33
Signatures	34

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	$ 5,522	$ 5,395	$ 10,890	$ 10,661

Costs and expenses
Cost of revenues	4,737	4,416	9,694	8,638
Selling, general and administrative	464	452	931	905
Restructuring and other charges	43	-	91	-
Total costs and expenses	5,244	4,868	10,716	9,543

Operating income	278	527	174	1,118

Other income (expense)	(68)	(61)	(128)	(125)
Income from continuing operations before income taxes	210	466	46	993
Provision for income taxes	71	157	15	337
Income from continuing operations	139	309	31	656
Income (loss) from discontinued operations, net of income taxes	(1)	7	(2)	14
Income before cumulative effect of a change in accounting principle	138	316	29	670
Cumulative effect on prior years of a change in accounting for asset retirement obligations, net of income taxes	-	-	(17)	-
Net income	$ 138	$ 316	$ 12	$ 670

Basic earnings per share of common stock
Income from continuing operations	$ 0.29	$ 0.64	$ 0.06	$ 1.37
Income (loss) from discontinued operations	-	0.02	-	0.03
Cumulative effect on prior years of a change in accounting for asset retirement obligations	-	-	(0.03)	-
Net income	$ 0.29	$ 0.66	$ 0.03	$ 1.40
Diluted earnings per share of common stock
Income from continuing operations	$ 0.28	$ 0.63	$ 0.05	$ 1.33
Income (loss) from discontinued operations	-	0.01	-	0.03
Cumulative effect on prior years of a change in accounting for asset retirement obligations	-	-	(0.03)	-
Net income	$ 0.28	$ 0.64	$ 0.02	$ 1.36

Cash dividends per share	$ 0.15	$ 0.15	$ 0.30	$ 0.30

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 30,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 3,188	$ 1,642
Marketable securities	222	248
Accounts receivable and unbilled revenue, net	6,377	6,435
Prepaids and other	1,062	1,060
Total current assets	10,849	9,385

Property and equipment, net	2,870	3,023
Investments and other assets	936	986
Goodwill	4,302	4,077
Other intangible assets, net	1,353	1,409
Total assets	$ 20,310	$ 18,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 574	$ 710
Accrued liabilities	3,015	2,964
Deferred revenue	780	830
Income taxes	152	386
Current portion of long-term and secured revolving debt	1,315	1,239
Total current liabilities	5,836	6,129

Deferred income taxes	13	51
Pension benefit liability	1,176	1,113
Long-term debt, less current portion	5,671	4,148
Minority interests and other long-term liabilities	378	417
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at June 30, 2003 and December 31, 2002	5	5
Additional paid-in capital	831	901
Retained earnings	7,820	7,951
Accumulated other comprehensive loss	(415)	(689)
Treasury stock, at cost, 16,954,534 and 18,731,311 shares at June 30, 2003 and December 31, 2002, respectively	(1,005)	(1,146)
Total shareholders' equity	7,236	7,022
Total liabilities and shareholders' equity	$ 20,310	$ 18,880

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$ 12	$ 670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	689
Deferred compensation	40	29
Other	31	16
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable and unbilled revenue	241	(525)
Prepaids and other	(82)	(244)
Accounts payable and accrued liabilities	(261)	(197)
Deferred revenue	(5)	176
Income taxes	(237)	145
Total adjustments	522	89
Net cash provided by operating activities	534	759

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	29	16
Proceeds from investments and other assets	377	36
Proceeds from divested assets	6	-
Payments for purchases of property and equipment	(367)	(594)
Payments for investments and other assets	(268)	(65)
Payments related to acquisitions, net of cash acquired	15	(25)
Payments for purchases of software and other intangibles	(97)	(154)
Payments for purchases of marketable securities	(2)	(12)
Other	19	51
Net cash used in investing activities	(288)	(747)

Cash Flows from Financing Activities
Proceeds from long-term and secured revolving debt	1,790	21
Payments on long-term and secured revolving debt	(176)	(124)
Net decrease in borrowings with original maturities less than 90 days	(73)	(16)
Capital lease payments	(51)	(6)
Purchase of treasury shares	-	(63)
Employee stock transactions	23	74
Dividends paid	(143)	(145)
Other	(15)	(3)
Net cash provided by (used in) financing activities	1,355	(262)
Effect of exchange rate changes on cash and cash equivalents	(55)	4
Net increase (decrease) in cash and cash equivalents	1,546	(246)
Cash and cash equivalents at beginning of period	1,642	521
Cash and cash equivalents at end of period	$ 3,188	$ 275

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's 2002 Annual Report on Form 10‑K.

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, percentage-of-completion revenue recognition, projected cash flows associated with long-lived assets, liabilities associated with pensions, performance guarantees, loss contracts, litigation, and receivables collectibility.

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income (loss) and earnings (loss) per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the three months and six months ended June 30, 2003 and 2002 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$ 138	$ 316	$ 12	$ 670
Stock-based employee compensation cost included in reported net income, net of related tax effects	13	22	40	29
Total stock-based employee compensation expense determined under fair value- based method for all awards, net of related tax effects	(55)	(86)	(130)	(144)
Pro forma	$ 96	$ 252	$ (78)	$ 555

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic earnings (loss) per share of common stock:
As reported	$ 0.29	$ 0.66	$ 0.03	$ 1.40
Pro forma	0.20	0.52	(0.16)	1.16

Diluted earnings (loss) per share of common stock:
As reported	$ 0.28	$ 0.64	$ 0.02	$ 1.36
Pro forma	0.20	0.52	(0.16)	1.13

Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation.

NOTE 2: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months and six months ended June 30, 2003 and 2002 (in millions):

	2003	2002
For the three months ended June 30:
Basic earnings per share	478	481
Diluted earnings per share	487	490
For the six months ended June 30:
Basic earnings per share	478	480
Diluted earnings per share	486	492

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive include: options to purchase 71 million and 48 million shares of common stock for the three months ended June 30, 2003 and 2002, respectively, and 94 million and 50 million shares of common stock for the six months ended June 30, 2003 and 2002, respectively; one million and eight million restricted stock units for the three months and six months ended June 30, 2003, respectively; and debt and related forward purchase contracts convertible into 56 million shares of common stock for the three months and six months ended June 30, 2003 and 36 million shares of common stock for the three months and six months ended June 30, 2002.

NOTE 3: REVENUE RECOGNITION

The Company provides services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. For time-and-material and certain unit-price and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized when the client may be billed. For other unit-price and fixed-price contracts, revenue is recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. The effect of changes to total estimated contract revenue and costs, including changes resulting from the cessation of the use of the zero-profit methodology, is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent. See Note 13 for further discussion of revenue recognition.

Unbilled revenue of $3,143 million and $3,033 million at June 30, 2003 and December 31, 2002, respectively, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contract terms. At June 30, 2003, unbilled revenue relating to contracts with U.S. federal, state and international government clients totaled $1.8 billion. Deferred revenue of $780 million and $830 million at June 30, 2003 and December 31, 2002, respectively, represents billings in excess of amounts earned on certain contracts.

Revenues from General Motors represented 10.3% and 12.6% of total revenues for the six months ended June 30, 2003 and 2002, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment is stated net of accumulated depreciation of $5.2 billion and $5.0 billion at June 30, 2003 and December 31, 2002, respectively. Depreciation expense for the six months ended June 30, 2003 and 2002 was $513 million and $476 million, respectively.

NOTE 5: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases, including a $63 million interest in a fiber optic equipment lease with a domestic subsidiary of MCI (formerly known as WorldCom), financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also has an equity interest totaling $142 million at June 30, 2003 in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. At June 30, 2003, the partnership's remaining leveraged lease investments included investments with American Airlines, two other U.S. airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be impaired.

NOTE 6: LONG-TERM AND SECURED REVOLVING DEBT

In June 2003, the Company completed a private offering of $1.1 billion aggregate principal amount of its 6.0% unsecured Senior Notes due 2013. Interest on the notes is payable semiannually beginning February 2004. In the event the credit ratings assigned to the notes fall to below Baa3 by Moody's Investor Services, Inc. ("Moody's") or BBB- by Standard & Poor's Rating Services ("S&P"), the interest rate payable on the notes will be increased by 0.50%. If, following such a downgrade, Moody's or S&P subsequently increase the ratings assigned to the notes to at least Baa3 and BBB-, respectively, the interest rate payable on the notes will be decreased by 0.50% to the initial interest rate. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swap fair value hedges with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month London Interbank Offering Rate (1.119% at June 30, 2003) plus 2.275% to 2.494%.

In June 2003, the Company completed a private offering of $690 million aggregate principal amount of its 3.875% unsecured Convertible Senior Notes due 2023. Interest on the notes is payable semiannually beginning January 2004. Contingent interest is payable during any six-month period beginning July 2010 in which the average trading price of a note for the applicable five trading day reference period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month period. The five trading day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period. The notes are convertible by holders into shares of the Company's common stock at an initial conversion rate of 29.2912 shares of common stock per $1,000 principal amount (subject to adjustment for customary reasons) under the following circumstances: a) during any calendar quarter, if the last reported sale price of EDS common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of EDS common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody's or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018 or upon a fundamental change in the Company's ownership, control or the marketability of the Company's common stock prior to July 15, 2010.

NOTE 7: RESTRUCTURING ACTIVITIES AND OTHER CHARGES

The following table summarizes activity in restructuring accruals for the six months ended June 30, 2003 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2002	$ 21	$ 8	$ 29
2003 activity	7	-	7
Amounts utilized	-	(1)	(1)
Balance at June 30, 2003	$ 28	$ 7	$ 35

During the second quarter of 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. As a result of this initiative, the Company recorded restructuring charges and asset write-downs of $7 million and $36 million, respectively, during the three months ended June 30, 2003. The restructuring charge related primarily to executive severance costs.

Restructuring actions contemplated under prior period restructuring plans are essentially complete as of June 30, 2003 with remaining reserves of $28 million being comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities.

During the first quarter of 2003, the Company recognized a one-time severance charge totaling $48 million related to the termination of employment of its former CEO. This charge was comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income was $331 million and $539 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive income was $286 million and $848 million for the six months ended June 30, 2003 and 2002, respectively. The difference between comprehensive income and net income for the three months and six months ended June 30, 2003 and 2002 resulted primarily from foreign currency translation adjustments.

NOTE 9: SEGMENT INFORMATION

During the three months and six months ended June 30, 2003, the Company operated on a global basis along the following lines of business: Operations Solutions, Solutions Consulting, A.T. Kearney and Product Lifecycle Management ("PLM") Solutions. The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category includes differences between fixed and actual exchange rates and corporate expenses. Certain reclassifications have been made to the historical segment information to conform to the current period presentation.

The following is a summary of certain financial information by reportable segment for the three months and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30,
	2003		2002
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Operations Solutions	$ 3,689	$ 367	$ 3,576	$ 395
Solutions Consulting	1,314	209	1,503	254
PLM Solutions	205	25	228	43
A.T. Kearney	211	1	307	51
All other	103	(324)	(219)	(216)
Total	$ 5,522	$ 278	$ 5,395	$ 527

	Six Months Ended June 30,
	2003		2002
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Operations Solutions	$ 7,274	$ 385	$ 7,165	$ 929
Solutions Consulting	2,646	383	2,936	545
PLM Solutions	406	62	453	82
A.T. Kearney	450	8	585	51
All other	114	(664)	(478)	(489)
Total	$ 10,890	$ 174	$ 10,661	$ 1,118

NOTE 10: CHANGE IN ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee, or a securitization transaction where the Company sells certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under the securitization transaction, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust ("Trust"). The Company currently has in place one securitization transaction under which it finances the purchase of capital assets for the NMCI Contract by selling receivables from the contract to the Trust. At June 30, 2003, the Trust was capitalized by external borrowings of $451 million and the Company's residual beneficial interest of $183 million. The facility used by the Trust for such borrowings is subject to annual renewal in August of each year and terminates in September 2005. The Company has no effective control over the activities of the Trust and it is legally isolated from the Company. The Company is currently negotiating the terms for the renewal of this facility, including an extension of the term, an increase in the amount available and amendments to other terms.

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

The aggregate dollar value of assets purchased under these financing transactions were $143 million and $37 million, respectively, during the three months ended June 30, 2003 and 2002, and $329 million and $80 million, respectively, during the six months ended June 30, 2003 and 2002. As of June 30, 2003, there were outstanding an aggregate of $656 million under CSFTs and $451 million of financial assets securitized by the Company yet to be paid by its clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT or securitization financing transaction, and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

On June 20, 2003, S&P downgraded the Company's long-term credit rating to BBB and its short-term rating to A3, each with a negative outlook. On June 24, 2003, Moody's downgraded the Company's long-term credit rating to Baa3 and its short-term rating to Not Prime, each with a negative outlook, and Fitch Ratings downgraded its long-term credit rating to BBB and its short-term rating to F3, each with a stable outlook. As a result of the downgrade by Moody's, the maturity of the Company's remaining minimum commitment under a software subscription agreement would have been accelerated. The Company paid its remaining obligations under that agreement of approximately $227 million, including prepayment costs, on July 1, 2003. In addition, at June 30, 2003, the Company had $307 million outstanding under a $500 million secured revolving financing arrangement collateralized by trade receivables. In the event certain stated criteria are not complied with or a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, the Company's long-term debt rating falling below BBB‑ by S&P or Baa3 by Moody's, or events or collection trends materially negatively impacting the collateral.

The Company provides IT services to MCI, the majority of which are provided under an 11-year services agreement signed in October 1999. MCI filed for bankruptcy protection in July 2002. As a result of the bankruptcy, the Company recorded net reserves and asset write-downs of $118 million, of which $101 million was recorded in June 2002. During the quarter ended June 30, 2003, the bankruptcy court affirmed revised agreements with MCI which reflect changes in its service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to the Company. Based on the actions of the bankruptcy court, the Company reversed $98 million of the reserve established for pre-bankruptcy receivables from MCI during the second quarter of 2003. The Company received the $98 million payment from MCI on July 7, 2003.

In an unrelated transaction, the Company entered into a fiber optic equipment leveraged lease with a subsidiary of MCI in 1988. The Company's unrecovered investment in the related equipment totaled $63 million at June 30, 2003. The equipment is currently being used by the lessee, and it is making lease payments in accordance with contract schedules. However, MCI has the ability to reject its leveraged lease through its bankruptcy proceeding.

The Company provides IT services to US Airways through a long-term agreement. US Airways filed for bankruptcy protection in August 2002. Due to uncertainties regarding the recoverability of pre-bankruptcy receivables associated with the US Airways contract, the Company recorded reserves totaling $74 million during the third quarter of 2002. The Company also recorded a write-down to its investment in a partnership totaling $35 million during the third quarter of 2002 due to uncertainties related to the recovery of that partnership's investment in leveraged leases with US Airways. US Airways' plan of reorganization was confirmed and became effective on March 31, 2003. On that date, the Company entered into a new contract with US Airways to provide IT services which superseded the previous contract.  The new agreement, which has a term of 10 years, provides for reduced services and pricing.

The Company provides end-to-end IT infrastructure on a "seat management basis" to the Department of the Navy (the "DON"), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007 (the "NMCI Contract"). During the first quarter of 2003, the Company recognized a loss of $334 million on the NMCI Contract which resulted from a decline in the average seat price based on the types of seats ordered and expected to be ordered by the DON, as well as a reduced period of time in which to generate seat revenue due to deployment delays and associated incremental estimated operating costs. These factors were somewhat offset by improvements in the estimated number of total seats to be ordered by the DON and subcontractor costs. In addition to estimates regarding the timing of seat deployment and the amount to be billed per seat, the Company's current assessment of the NMCI Contract includes estimates of various factors. Any unfavorable changes in these factors, particularly as the result of significant further delays in the Company's taking responsibility for or the installation of seats, a decrease in billable revenue per seat or delays in seat deployment, would further negatively impact the financial performance of the contract during the quarter in which such event became probable and would result in the recognition of an additional loss under the Company's current accounting method used for the contract, which could be material.

Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. The Company is currently providing various IT services under a significant commercial client contract using such client's legacy IT systems while developing and deploying a new IT system dedicated to that client. The Company has invested assets of approximately $565 million at June 30, 2003 including receivables, prepaid expenses, equipment and software in this contract. This contract has experienced delays in its construction and deployment phases, and certain milestones have been missed. While the Company believes it can deliver the required systems and services and its investment in the contract will be recovered over its term, significant further delays in construction and deployment could result in an impairment of a large portion of the associated assets.

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

The Company and certain of its former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to its September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding the Company's financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act ("ERISA") and made misrepresentations to the class regarding the value of EDS shares. The Company's motions to centralize all of the foregoing cases in the U.S. District Court for the Eastern District of Texas have been granted.

Representatives of two committees responsible for administering the EDS 401(k) Plan notified the Company of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 (the "Securities Act") as a result of an alleged failure to register certain shares of EDS common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002. The committee representatives have asserted that plan participants to whom shares were sold during the applicable period are entitled to receive a return of the amounts paid for the shares, plus interest and less any income received, upon tender of the shares to EDS. The Company believes it can assert arguments and defenses that could significantly reduce or eliminate any liability. However, some of the legal principles involved in these arguments and defenses are subject to significant uncertainties.

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10(b)(5) thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its current and former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI Contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan. The Company intends to defend these actions vigorously. As these actions are in an early stage, the Company is not able to determine the actual impact on it or its consolidated financial statements.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against the Company's directors and certain former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding EDS' financial condition similar to those raised in the purported class actions described above. These cases have been consolidated into a single action in the District Court of Collin County, Texas. The Company intends to defend this action vigorously. As this action is in an early stage, the Company is not able to determine the actual impact on its consolidated financial statements.

The SEC staff is conducting a formal investigation relating to the Company's purchase and settlement of forward contracts related to EDS common stock and information regarding events leading up to the Company's third quarter 2002 earnings guidance announcement. Following the Company's announcement that it recognized a $334 million loss on the NMCI Contract in the first quarter of 2003, the SEC staff also requested certain documents related to that contract. In addition, the SEC staff has requested certain documents related to customer contracts that contain prepayment provisions. The Company will continue to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

There are other various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. The amount of liability on claims and pending actions at June 30, 2003 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

During 2002, the Company sold its Consumer Network Services ("CNS") unit and approved a plan to sell its subscription fulfillment business. The Company completed the sale of its subscription fulfillment business on April 15, 2003. The net results of CNS are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2002. The net results of the subscription fulfillment business are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and 2002. Total assets and liabilities of the business were not material. Following is a summary of income (loss) from discontinued operations for the six months ended June 30, 2003 and 2002 (in millions):

	2003	2002
Revenues	$ 28	$ 155
Cost of revenues	(30)	132
Operating income	(2)	23
Other income (expense)	(1)	(1)
Income (loss) from discontinued operations before income taxes	$ (3)	$ 22

NOTE 13: ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standard Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, in November 2002, subject to finalization of the pronouncement's scope which occurred in May 2003. EITF 00‑21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract was terminated for any reason. EITF 00-21 supersedes existing contract accounting literature followed by the Company. The provisions of EITF 00-21 must be applied to new contracts signed on or after July 1, 2003, or a company may elect to adopt its provisions on a cumulative basis effective January 1, 2003.

The Company will adopt the provisions of EITF 00-21 in the third quarter of 2003 on a cumulative basis as of January 1, 2003. The Company is finalizing its analysis of the expected EITF 00-21 adjustment, which it believes will primarily result in the reversal of unbilled revenue associated with its IT service contracts using percentage-of-completion accounting. Such reversal results from the fact that typical termination provisions contained in an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for the Company's nonperformance. The Company also believes it is appropriate to defer system construction costs on such contracts and amortize such costs over the terms of the contracts. These costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

The Company currently estimates the cumulative non-cash adjustment related to aforementioned accounting changes will reduce total assets by $1.9 billion to $2.2 billion on a pre-tax basis (measured using fixed currency exchange rates for non-U.S. operations). The amount of the adjustment as calculated using actual exchange rates will be finalized in the third quarter of 2003. The Company is reviewing its interpretation of EITF 00-21 with the Securities and Exchange Commission staff, particularly the deferral of system construction costs which are estimated to equal $1 billion on the January 1, 2003 adoption date. The Company will restate first and second quarter 2003 results to reflect the changes in its accounting as required by accounting rules.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities created on or before January 31, 2003, the Company must apply the provisions of FIN 46 to such entities on July 1, 2003 if such entities exist on that date. The Company is involved in approximately $1.1 billion of financings under various structures (see Note 11), of which $385 million involve variable interest entities within the scope of FIN 46. The Company is not the primary beneficiary in the arrangements involving variable interest entities and therefore will not consolidate such entities. The remaining financings of $451 million and $271 million involve a qualifying special purpose entity and substantive operating entities, respectively, that are outside the scope of FIN 46.

NOTE 14: SUBSEQUENT EVENTS

The Company completed the sale of its Credit Union Industry Group ("CUIG") on July 14, 2003 for $218 million in cash, excluding approximately $10 million of retained receivables, and will recognize a significant gain on the sale in its results of operations for the third quarter of 2003. The net results of the CUIG business are not included in discontinued operations in the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2003 and 2002 due to the Company's expected level of continuing involvement as an IT service provider to the business. CUIG supported approximately 1,000 credit union customers and generated revenues of approximately $160 million in processing and services revenues in 2002.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

Electronic Data Systems Corporation ("EDS") has been a leader in the global information technology ("IT") services industry for over 40 years. We provide the strategies, solutions, services and products to help our clients manage the business and technology complexities of the digital economy, bringing together the world's best technologies and processes to address our client's critical business imperatives. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2002 Annual Report on Form 10-K.

Factors That May Affect Future Results

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, restructuring charges, earnings, cash flows, capital expenditures, financing transactions, the impact of acquisitions and divestitures, the impact of client bankruptcies, the impact of the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the value of new contract signings, business pipeline and industry growth rates and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, the following:

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

*

our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit, to arrange new client supported financing transactions or similar facilities and continue to access existing facilities;

*	the impact of rating agency actions on our ability to access capital and our cost of capital as well as the impact of such actions on our agreements that contain debt rating triggers;
*	the impact of third-party benchmarking provisions in certain client contracts;
*	the impact on a historical and prospective basis of accounting rules and pronouncements, including Emerging Issues Task Force ("EITF") 00-21;
*	the impact of claims, litigation and governmental investigations;
*	the success of our strategic reorganization and cost cutting initiatives and the timing and amount of any resulting benefits;

*	the impact of acquisitions and divestitures, including our ability to improve productivity and achieve synergies from acquired businesses;
*	our ability to attract and retain highly skilled personnel;
*	a reduction in the carrying value of our assets;
*	the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client;
*	the termination of a significant client contract, including our contract with General Motors ("GM");
*	with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return;
*	changes in tax laws and interpretations and failure to obtain treaty relief from double taxation;
*	failure to obtain or protect intellectual property rights; and
*	fluctuations in foreign currency and exchange rates.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Recent Developments

Strategic Priorities.  During the second quarter of 2003, we announced the following strategic priorities for EDS under our new senior management team:  stabilizing and growing our core IT outsourcing business; evolving a broader business footprint by investing in new growth opportunities, such as additional capabilities in business process outsourcing; and strengthening our balance sheet and liquidity position. Through July 27, 2003, we conducted our IT outsourcing business through our Operations Solutions and Solutions Consulting lines of business. Those units are being transitioned to a unified IT outsourcing business. This single-entity operating model for our IT outsourcing operations is designed to allow us to go to market with a single face to the client, consolidate our global delivery capabilities, focus our product and portfolio management and establish a competitive cost structure aligned with market demand. As part of the plan, our A.T. Kearney and Product Lifecycle Management ("PLM") Solutions units will continue to operate as complementary businesses.

Restructuring Charges and Asset Write-downs.  During the second quarter of 2003, we also announced our plans to improve the cost competitiveness of our core outsourcing business, including streamlining our cost structure and accelerating our Best ShoreSM initiative, through which we locate software application development and call-center support resources in cost-effective locations around the world. We currently expect these actions will result in pre-tax restructuring charges and asset write-downs totaling approximately $475 million in 2003 and 2004. The after-tax cash component of such charge is approximately $300 million . In connection with these actions, we recognized pre-tax asset write-downs of $36 million and a pre-tax restructuring charge for executive severance of $7 million in the quarter ended June 30, 2003, and expect to recognize approximately $350 million in pre-tax restructuring charges during the second half of 2003 and approximately $75 million in pre-tax restructuring charges during the first half of 2004.

EITF 00-21.  During the second quarter, we announced our intention to adopt EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, in the third quarter of 2003 on a cumulative basis as of January 1, 2003. We currently estimate the cumulative non-cash adjustment resulting from accounting changes associated with our adoption of EITF 00-21 will reduce total assets by $1.9 billion to $2.2 billion on a pre-tax basis (measured using fixed currency exchange rates for non-U.S. operations). The amount of the adjustment as calculated using actual exchange rates will be finalized in the third quarter of 2003. In addition to the cumulative adjustment, full-year 2003 earnings from continuing operations will be significantly reduced as a result of the accounting change. Such changes are expected to have a positive impact on 2004 earnings. See Note 13 to the unaudited condensed consolidated financial statements for further discussion of these changes.

Financing Activities.  On June 30, 2003, EDS completed the sale in two concurrent offerings of (i) $690 million aggregate principal amount of its 3.875% Convertible Senior Notes due 2023 and (ii) $1.1 billion aggregate principal amount of its 6.0% Senior Notes due 2013. The net proceeds of the offerings were approximately $1.7 billion. In addition, we are in the process of renegotiating the terms of our $1.25 billion committed lines of credit, currently comprised of a $625 million five-year revolving credit facility terminating in September 2004 and a $625 million 364-day facility terminating in September 2003. We have no amounts outstanding under these lines of credit. We expect the renegotiated lines of credit to provide for total availability of $1 billion, comprised of a $400 million three-year revolving credit facility and a $600 million revolving credit facility terminating in September 2004. We expect to finalize the terms of these lines of credit during the third quarter of 2003, although there can be no assurance of our ability to do so.

On June 20, 2003, Standard & Poor's Ratings Services ("S&P") downgraded our long-term credit rating to BBB and our short-term rating to A3, each with a negative outlook. On June 24, 2003, Moody's Investor Services, Inc. ("Moody's") downgraded our long-term credit rating to Baa3 and our short-term rating to Not Prime, each with a negative outlook, and Fitch Ratings downgraded our long-term credit rating to BBB and our short-term rating to F3, each with a stable outlook. As a result of the downgrade by Moody's, the maturity of our remaining minimum commitment under a software subscription agreement would have been accelerated. We paid our remaining obligations under that agreement of approximately $227 million, including prepayment costs, on July 1, 2003.

Disposition of CUIG Business.  On July 14, 2003, we completed the disposition of our Credit Union Industry Group ("CUIG") business for $218 million in cash, excluding approximately $10 million of retained receivables, and will recognize a significant gain on the sale in its results of operations for the third quarter of 2003.  CUIG generated revenues of approximately $160 million in processing and services revenues in 2002.

Results of Operations - Consolidated

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM for the three months and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Base	$ 4,967	$ 4,731	$ 9,764	$ 9,313
GM	555	664	1,126	1,348
Total	$ 5,522	$ 5,395	$ 10,890	$ 10,661

The following table displays our revenue growth percentages for the three months and six months ended June 30, 2003 and 2002, as adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
Three Months Ended June 30,	2003	2002	2003	2002	2003	2002
Growth in as-reported revenues	2%	8%	5%	12%	(16%)	(14%)
Impact of foreign currency changes	(5%)	-	(6%)	-	(2%)	(1%)
Constant currency revenue growth	(3%)	8%	(1%)	12%	(18%)	(15%)
Impact of acquisitions	-	(8%)	-	(10%)	-	-
Impact of divestitures	-	1%	-	2%	-	-
Organic revenue growth	(3%)	1%	(1%)	4%	(18%)	(15%)

	Total		Base		GM
Six Months Ended June 30,	2003	2002	2003	2002	2003	2002
Growth in as-reported revenues	2%	8%	5%	12%	(16%)	(14%)
Impact of foreign currency changes	(5%)	1%	(6%)	1%	(2%)	-
Constant currency revenue growth	(3%)	9%	(1%)	13%	(18%)	(14%)
Impact of acquisitions	-	(8%)	-	(10%)	-	-
Impact of divestitures	-	2%	-	3%	-	-
Organic revenue growth	(3%)	3%	(1%)	6%	(18%)	(14%)

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

Total revenues increased $127 million, or 2%, for the three months ended June 30, 2003 to $5.5 billion compared to $5.4 billion for the corresponding period in 2002. Total revenues decreased 3% on a constant foreign currency basis compared to the corresponding period in 2002. Revenues from base clients increased $236 million, or 5%, for the three months ended June 30, 2003 to $5.0 billion compared to $4.7 billion for the corresponding period in 2002. Revenues from base clients decreased 1% in 2003 on a constant foreign currency and an organic basis. Revenues from base clients were negatively impacted by the decreased levels of new business signings over the past three quarters, particularly in our Solutions Consulting and A.T. Kearney lines of business. Revenues from GM decreased $109 million, or 16%, for the three months ended June 30, 2003 to $555 million compared to $664 million for the corresponding period in 2002. Revenues from GM decreased 18% in 2003 on a constant currency and an organic basis. The decrease in revenues from GM was primarily the result of a reduction in GM's discretionary IT spending and the impact of the renegotiation of the GMNA, GMAC and Global Mainframe Compute agreements. See "Results of Operations - Segments" for a further discussion of revenues.

Total revenues increased $229 million, or 2%, for the six months ended June 30, 2003 to $10.9 billion compared to $10.7 billion for the corresponding period in 2002. Total revenues decreased 3% in 2003 on a constant foreign currency basis. Revenues from base clients increased $451 million, or 5%, for the six months ended June 30, 2003 to $9.8 billion compared to $9.3 billion for the corresponding period in 2002. Revenues from base clients decreased 1% in 2003 on a constant foreign currency and an organic basis. Revenues from GM decreased $222 million, or 16%, for the six months ended June 30, 2003 to $1.1 billion when compared with $1.3 billion for the corresponding period in 2002. Revenues from GM decreased 18% in 2003 on both a constant currency and an organic basis. The decrease in revenues from GM was primarily the result of the reasons discussed above. See "Results of Operations - Segments" for a further discussion of revenues.

See the discussion regarding MCI below for a discussion of the impact of that client's bankruptcy on revenues and net income for the three month and six month periods ended June 30, 2003 and 2002.

See the discussion of the NMCI Contract below for a discussion of the impact of that contract on revenues and net income for the six month period ended June 30, 2003.

Costs and expenses.  Our operating margin percentage [(revenues less costs and expenses)/revenues] decreased to 5.0% for the three months ended June 30, 2003, compared with 9.8% for the corresponding period in 2002. During the three months ended June 30, 2002, we recognized receivable reserves and asset write-downs totaling $101 million related to MCI which filed for bankruptcy in 2002. We recognized additional pre-bankruptcy receivable reserves of $31 million in the third quarter of 2002. During the three months ended June 30, 2003, we reversed approximately $98 million of receivable reserves established in 2002 for MCI. The impact of the receivable reserves and asset write-downs in 2002, and the subsequent reversal of receivable reserves in 2003, on our operating margin percentages was 1.8% and (1.8)% for the three months ended June 30, 2003 and 2002, respectively. The decrease in our operating margin in 2003 was primarily due to asset write-downs and executive severance charges referred to below (80 basis points), declines in our GM business (110 basis points), the impact of contract renegotiations with MCI, American Airlines and US Airways and other contract issues (130 basis points), additional annual pension and health care costs (70 basis points), increased annual software costs (50 basis points) and increased bonus expense (170 basis points). The remaining decline in our operating margin for the three months ended June 30, 2003 was primarily the result of declines in higher margin discretionary spending by clients in our Solutions Consulting, PLM Solutions and A.T. Kearney lines of business. See "Results of Operations - Segments" for a further discussion of these factors.

For the six months ended June 30, 2003, our operating margin decreased to 1.6% compared with 10.5% for the corresponding period in 2002. During the first quarter of 2003, we recognized a loss of $334 million on the NMCI contract (discussed further below). The impact of the $334 million NMCI loss in the first quarter of 2003, the MCI receivable reserves and asset write-downs of $101 million in the second quarter of 2002 and the subsequent reversal of MCI receivable reserves of $98 million in the second quarter of 2003, on our operating margin percentages was (2.2)% and (1.0)% for the six months ended June 30, 2003 and 2002, respectively. The decrease in our operating margin in 2003 was primarily due to executive severance charges and asset write-downs referred to below (90 basis points), declines in our GM business (120 basis points), the impact of contract renegotiations with MCI, American Airlines and US Airways and other contract issues (130 basis points), additional annual pension and health care costs (80 basis points), increased annual software costs (50 basis points) and increased bonus expense (90 basis points). The remaining decline in our operating margin for the six months ended June 30, 2003 was primarily the result of declines in higher margin discretionary spending by clients in our Solutions Consulting, PLM Solutions and A.T. Kearney lines of business. See "Results of Operations - Segments" for a further discussion of these factors.

During the second quarter of 2003, we recognized asset write-downs of $36 million and a restructuring charge for executive severance of $7 million. During the first quarter of 2003, we recognized a one-time severance charge totaling $48 million related to the termination of employment of our former CEO. This charge was comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

From time to time, we present information regarding our net income and operating margin excluding the impact of certain quantified special items, in addition to presenting such information on a GAAP basis. Net income and operating margin excluding such items is a non-GAAP financial measure and is disclosed to investors to facilitate comparisons of business performance across periods. Such information is also used by management to facilitate comparisons of business performance across periods and relative to internal targets.

Other income (expense).  Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Other income (expense):
Interest expense	$ (68)	$ (66)	$ (129)	$ (130)
Interest income and other	-	5	1	5
Total other income (expense)	$ (68)	$ (61)	$ (128)	$ (125)

Income taxes.  Our estimated effective tax rate was 34% for the three months and six months ended June 30, 2003 and 2002.

Discontinued operations.  Income (loss) from discontinued operations, net of income taxes, was $(1) million and $7 million for the three months ended June 30, 2003 and 2002, respectively, and $(2) million and $14 million for the six months ended June 30, 2003 and 2002, respectively. We sold our Consumer Network Services ("CNS") unit in December 2002 and our subscription fulfillment business in April 2003. The net results of CNS are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2002. The net results of the subscription fulfillment business are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and 2002. The results of our CUIG business, which we sold in July 2003 for $218 million in cash, are included in income from continuing operations due to our expected level of continuing involvement as an IT service provider to such business.

Net income.  Net income decreased $178 million to $138 million for the three months ended June 30, 2003 compared with $316 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.29 and $0.28 as compared with $0.66 and $0.64, respectively, during the corresponding period in the prior year. Net income decreased $658 million to $12 million for the six months ended June 30, 2003 compared with $670 million during the corresponding period of the prior year. Basic and diluted earnings per share were $0.03 and $0.02 as compared with $1.40 and $1.36, respectively, during the corresponding period in the prior year.

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

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. At June 30, 2003, our condensed consolidated balance sheet reflected approximately $1.9 billion of assets, consisting of unbilled revenue, property and equipment, and other assets, attributable to this contract. Such assets are expected to be recovered with cash flows from the contract over its remaining term. At June 30, 2003, the DON was authorized to order 310,000 computer seats for the current program year ending September 30, 2003 and was expected to order additional seats upon further authorization. At June 30, 2003, we had received orders for approximately 292,000 computer seats and had approximately 241,000 computer seats under management that were then billable. Approximately 84,000 of these computer seats had been switched over to the new environment. We expect to assume responsibility for additional computer seats throughout 2003.

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

Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill 100% of the seat price included in the pricing schedule. All seats under management are billed at 85% of the associated seat price included in the pricing schedule until we meet service performance levels defined in the contract. Upon meeting such service levels, seats operating under the NMCI environment are billed at 100% of the seat price while those operating under the existing legacy environment continue to be billed at the 85% price. In addition, until the DON has successfully completed its operational evaluation of the NMCI system, the number of seats it may order is limited. Completion of the DON's operational evaluation and achievement of service levels, based on our operational plans and discussions with the DON, is expected to occur in late 2003. Following such completion, seats that have been fully deployed and for which we have met the defined service performance levels may be billed at the 100% price.

Due to the risk associated with the NMCI Contract, we did not recognize any profit under this contract under our percentage-of-completion method of accounting from the contract's inception through December 31, 2002. During the first quarter of 2003, we recognized a loss of $334 million on the NMCI Contract. This loss resulted from a decline in the average seat price based on the types of seats ordered and expected to be ordered by the DON, as well as a reduced period of time in which to generate seat revenue due to deployment delays and associated incremental estimated operating costs. Through early April 2003, the DON had ordered a total of approximately 232,000 seats, including seats currently under management, compared to orders for 121,000 seats received through December 2002. Seats ordered by the DON through early April 2003, and information regarding expected orders for approximately 84,000 additional seats, indicated that the estimated per seat revenue would be lower and seats would be deployed later than management previously expected. Previous estimates of the types of seats to be ordered were based on orders then received from the DON and consultations with the DON regarding orders expected to be placed over the remaining contract term. These factors were somewhat offset by improvements in the estimated number of total seats to be ordered by the DON and subcontractor costs. Our assessment of the NMCI Contract was revised for the first quarter to conform to this additional information. The estimated loss on the NMCI Contract was re-assessed in the second quarter of 2003. The loss provision recognized in the first quarter of 2003 was deemed adequate based on this re-assessment.

In addition to estimates regarding the timing of seat deployment and the amount to be billed per seat, our current assessment of the NMCI Contract includes estimates of various factors. Any unfavorable changes in these factors, particularly as the result of significant further delays in our taking responsibility for or the installation of seats, a decrease in billable revenue per seat or delays in the successful completion of the operational evaluation by the DON, would further negatively impact the financial performance of the contract during the quarter in which such event became probable and would result in the recognition of additional loss under our current accounting method used for the contract, which could be material. Similarly, a favorable change in these factors would positively impact the financial performance of the contract during the quarter in which such event became probable.

We refer you to Item 4, Controls and Procedures, for additional information regarding this contract.

MCI.  We provide IT services to MCI, the majority of which are provided under an 11-year services agreement signed in October 1999. In July 2002, MCI filed for bankruptcy protection. As a result of the bankruptcy, we recorded net reserves and asset write-downs of $118 million, of which $101 million was recorded in June 2002. During the quarter ended June 30, 2003, the bankruptcy court affirmed our revised IT services agreements with MCI which reflect changes in its service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to us. Based on the actions of the bankruptcy court, we reversed $98 million of the reserve established for pre-bankruptcy receivables due from MCI in the second quarter of 2003. We received payment of the $98 million from MCI during July 2003.

In an unrelated transaction, we entered into a fiber optic equipment leveraged lease with a subsidiary of MCI in 1988. Our unrecovered investment in the related equipment totaled $63 million at June 30, 2003. The equipment is currently being used by the lessee, and it is making lease payments in accordance with contract schedules. However, MCI has the ability to reject its leveraged lease through its bankruptcy proceeding.

On July 31, 2003, the General Services Administration announced a proposed debarment of MCI from receiving new U.S. federal contracts. MCI may continue to perform current federal government contracts, but may not receive new contract or renewals or extensions of existing contracts (without agency head authorization). We have an existing subcontract with MCI to provide telecommunications services for our NMCI Contract as well as for other federal clients. These subcontracts will not be impacted by this GSA action. In addition, since our network contract with MCI is not exclusive and EDS has relationships with a number of telecommunications services providers, we do not anticipate any material negative consequence of this action to new sales to the federal government. To the extent this proposed action shall be implemented and remain in effect, we will continue to monitor the impact on our "take or pay" commitments with MCI.

Airline Industry Relationships.  We provide IT services to US Airways through a long-term agreement. In August 2002, US Airways filed for bankruptcy protection. Its plan of reorganization was confirmed and became effective on March 31, 2003. On that date, we entered into a new contract with US Airways to provide IT services which superseded our previous contract with the airline. The new agreement, which has a term of 10 years, provides for reduced services and pricing.

Our largest IT agreement in the airline industry is with American Airlines. We had approximately $45 million in receivables and $105 million in operating assets associated with that contract at June 30, 2003. Effective April 15, 2003, we amended our IT agreement with American Airlines in connection with its efforts to avoid bankruptcy. This amendment has resulted in a decrease in revenues and earnings from this client. In addition to our IT agreement with American, our exposure to aircraft leveraged lease investments with American is $23 million. Our remaining exposure to investments in aircraft leases totals approximately $133 million. At June 30, 2003, we had approximately $225 million in receivables and $85 million of contract-related assets attributable to seven other U.S. and international airline and travel related clients.

Other Contracts.  Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. We currently provide various IT services under a significant commercial contract using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. We have invested assets of $565 million, including receivables, prepaid expenses, equipment and software, in this contract as of June 30, 2003. This contract has experienced delays in its development and construction phases, and certain milestones in the contract have been missed.  While we believe we can deliver the required systems and services and our investment in this contract will be recovered over the contract's term, significant further delays in development and construction could result in an impairment of a large portion of the associated assets.

Results of Operations - Segments

During the three months and six months ended June 30, 2003, we operated on a global basis along the following lines of business: Operations Solutions, Solutions Consulting, A.T. Kearney and PLM Solutions. Revenues and operating income of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category includes differences between fixed and actual exchange rates and corporate expenses. Certain reclassifications have been made to the historical segment information to conform to the current period presentation.

Revenues. The following table displays revenues by reportable segment for the three months and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues:
Operations Solutions	$ 3,689	$ 3,576	$ 7,274	$ 7,165
Solutions Consulting	1,314	1,503	2,646	2,936
PLM Solutions	205	228	406	453
A.T. Kearney	211	307	450	585
All other	103	(219)	114	(478)
Total	$ 5,522	$ 5,395	$ 10,890	$ 10,661

Revenues from our Operations Solutions line of business increased $113 million, or 3%, for the three months ended June 30, 2003 relative to the comparable period in 2002. Operations Solutions base revenues increased $200 million, or 6%, in 2003 to $3.3 billion. The increase in base revenues in 2003 was primarily due to increases in government and financial services clients, offset by decreases in revenues from manufacturing, communications and transportation industry clients. Base revenues were also negatively impacted by the terms of our revised agreements with MCI, American Airlines and US Airways as well as other contract issues. Operations Solutions revenues from GM decreased $87 million, or 19%, in 2003 to $360 million due to the reasons described in "Results of Operations - Consolidated." Revenues from our Solutions Consulting line of business decreased $189 million, or 13%, in 2003 to $1.3 billion. Solutions Consulting base revenues decreased $160 million in 2003 to $1.1 billion, primarily due to the revised terms of certain client contracts referenced above, the completion of a major UK development project in 2002 and the continued weak economy and the associated slowdown in discretionary spending. Solutions Consulting revenues from GM decreased $29 million, or 13%, in 2003 to $191 million due to the reasons described in "Results of Operations - Consolidated." Revenues from our PLM Solutions line of business decreased $23 million, or 10%, in 2003 to $205 million. This decrease reflects lower discretionary spending across a range of industries served by this business unit. Revenues from our A.T. Kearney line of business decreased $96 million, or 31%, in 2003 to $211 million primarily due to weak demand for high-value management consulting services.

Revenues from our Operations Solutions line of business increased $109 million for the six months ended June 30, 2003 relative to the comparable period in 2002. Operations Solutions base revenues increased $283 million, or 5%, in 2003 to $6.5 billion. The increase in base revenues in 2003 was primarily due to increases in government and financial services clients, offset by decreases in revenues from communications and transportation industry clients. Operations Solutions revenues from GM decreased $174 million, or 19%, in 2003 to $733 million due to the reasons described in "Results of Operations - Consolidated." Revenues from our Solutions Consulting line of business decreased $290 million, or 10%, in 2003 to $2.6 billion. Solutions Consulting base revenues decreased $230 million in 2003 to $2.3 billion, primarily due to the revised terms of certain client contracts referenced above. Solutions Consulting revenues from GM decreased $60 million, or 13%, in 2003 to $391 million due to the reasons described in "Results of Operations - Consolidated." Revenues from our PLM Solutions line of business decreased $47 million, or 10%, in 2003 to $406 million. This decrease reflects lower discretionary spending across a range of industries served by this business unit. Revenues from our A.T. Kearney line of business decreased $135 million, or 23%, in 2003 to $450 million primarily due to weak demand for high-value management consulting services.

Operating income. Management uses operating income, which consists of segment revenues less segment costs and expenses, to measure segment profit or loss. The following table displays operating income by reportable segment for the three months and six months ended June 30, 2003 and 2002 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Operating income (loss):
Operations Solutions	$ 367	$ 395	$ 385	$ 929
Solutions Consulting	209	254	383	545
PLM Solutions	25	43	62	82
A.T. Kearney	1	51	8	51
All other	(324)	(216)	(664)	(489)
Total	$ 278	$ 527	$ 174	$ 1,118

The operating margin for Operations Solutions was 9.9% for the three months ended June 30, 2003 compared with 11.0% for the comparable period in 2002. The impact of the MCI receivable reserves and asset write-downs of $79 million in 2002, and the subsequent reversal of receivable reserves of $77 million in 2003, on the operating margins for Operations Solutions was 2.1% and (2.2)%, respectively, for the three months ended June 30, 2003 and 2002. The decrease in 2003 was primarily due to declines in our GM business (210 basis points) and the impact of revised agreements with MCI, American Airlines and US Airways and other contract issues (300 basis points). The operating margin for Solutions Consulting was 15.9% in 2003 compared with 16.9% in 2002. The impact of the MCI receivable reserves and asset write-downs of $22 million in 2002, and the subsequent reversal of receivable reserves of $21 million in 2003, on the operating margins for Solutions Consulting was 1.6% and (1.5)%, respectively, for the three months ended June 30, 2003 and 2002. The decrease in 2003 was primarily due to declines in our GM business (110 basis points) and investments in our offshore and industry-specific technology consulting capabilities (110 basis points). The remaining decrease in 2003 was primarily due to declines in higher margin discretionary IT applications spending by our clients as a result of general economic conditions and offshore competition. The operating margin for PLM Solutions was 12.2% in 2003 compared with 18.9% in 2002. The decrease in 2003 was due to lower software sales, which have higher margins, and an increase in product development costs. The operating margin for A.T. Kearney was 0.5% in 2003 compared with 16.6% in 2002. The decrease in 2003 was due to lower revenues and the reversal of bonus and other performance-based compensation expense in the second quarter of 2002.

The operating margin for Operations Solutions was 5.3% for the six months ended June 30, 2003 compared with 13.0% for the comparable period in 2002. The impact of the MCI receivable reserves and asset write-downs of $79 million in 2002, and the subsequent reversal of receivable reserves of $77 million in 2003, on the operating margins for Operations Solutions was 1.1% and (1.1)%, respectively, for the six months ended June 30, 2003 and 2002. The decrease in 2003 was primarily due to declines in our GM business (210 basis points) and the impact of revised agreements with MCI, American Airlines and US Airways and other contract issues, including the NMCI Contract (670 basis points). The remaining decrease in our 2003 operating margin was primarily due to higher software costs. The operating margin for Solutions Consulting was 14.5% in 2003 compared with 18.6% in 2002. The impact of the MCI receivable reserves and asset write-downs of $22 million in 2002, and the subsequent reversal of receivable reserves of $21 million in 2003, on the operating margins for Solutions Consulting was 0.8% and (0.7)%, respectively, for the six months ended June 30, 2003 and 2002. The decrease in 2003 was primarily due to the loss accrual on the NMCI Contract (80 basis points), declines in our GM business (110 basis points) and investments in our offshore and industry-specific technology consulting capabilities (80 basis points). The remaining decrease in 2003 was primarily due to declines in higher margin discretionary IT applications spending by our clients as a result of general economic conditions and offshore competition. The operating margin for PLM Solutions was 15.3% in 2003 compared with 18.1% in 2002. The decrease in 2003 was due to the reasons discussed above. The operating margin for A.T. Kearney was 1.8% in 2003 compared with 8.7% in 2002. The decrease in 2003 was due to the reasons discussed above.

Financial Position

At June 30, 2003, we held cash and marketable securities of $3.4 billion, had working capital of $5.0 billion, and had a current ratio of 1.9-to-1. This compares to cash and marketable securities of $1.9 billion, working capital of $3.3 billion, and a current ratio of 1.5-to-1 at December 31, 2002. Approximately 12% of our cash and cash equivalents and marketable securities at June 30, 2003 were not available for debt repayment due to various commercial limitations on the use of these assets.

Our days sales outstanding at June 30, 2003 decreased to 104 days compared to 105 days at December 31, 2002. Days sales outstanding for trade receivables were 53 days at June 30, 2003 compared to 55 days at December 31, 2002. Days sales outstanding for unbilled revenue were 51 days at June 30, 2003 compared with 50 days at December 31, 2002. Unbilled revenue, which is presented net of accrued contract loss liabilities, increased $110 million to $3.1 billion at June 30, 2003 from $3.0 billion at December 31, 2002. Approximately 58% of unbilled revenue at June 30, 2003 related to contracts with government clients, which carry low credit risk.

Goodwill increased $225 million to $4.3 billion at June 30, 2003 from $4.1 billion at December 31, 2002. The increase in goodwill was due to foreign currency fluctuations, primarily resulting from the decline in the U.S. dollar against the euro and the Canadian dollar.

Our days payables outstanding at June 30, 2003 decreased to 22 days from 28 days at December 31, 2002. In connection with our efforts to improve working capital management, we are taking steps to extend the time in which we pay vendors to be more closely aligned with the timing of collections from our clients. These steps resulted in an increase in days payables outstanding at December 31, 2002 due to the deferral of approximately $250 million of accounts payable into January 2003 that would have been paid in the fourth quarter of 2002 under our prior payment policies. The amount deferred from the second to the third quarter of 2003 as a result of these actions was approximately $112 million, accounting for approximately 5 days of the decrease in days payable outstanding at June 30, 2003 compared to December 31, 2002. We expect days payable outstanding to increase in the future as a result of our efforts to improve working capital management.

Total debt increased to $7.0 billion at June 30, 2003 from $5.4 billion at December 31, 2002 primarily due to our issuance in June 2003 of $1.1 billion aggregate principal amount of Senior Notes and $690 million aggregate principal amount of Convertible Senior Notes (see "Liquidity and Capital Resources" below). Total debt consists of notes payable, capital leases and commercial paper, and included $1.6 billion of convertible notes at June 30, 2003 and December 31, 2002 that we expect to settle with funds obtained from outstanding forward contracts for the sale of 27 million shares of our common stock at $59.31 per share. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 49% at June 30, 2003 compared to 43% at December 31, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $225 million to $534 million for the six months ended June 30, 2003 compared with $759 million during the corresponding period of the prior year. The decrease in net cash provided by operating activities was due to a $526 million decrease in earnings, as adjusted to exclude non-cash operating items, partially offset by a $301 million change in working capital items. Net cash used in investing activities decreased $459 million to $288 million for the six months ended June 30, 2003 compared with $747 million during the corresponding period of the prior year. The decrease in net cash used in investing activities was primarily due to a decrease in capital expenditures (as defined below, excluding capital lease payments) of $390 million, a decrease in payments related to acquisitions of $40 million and a decrease in net payments related to marketable securities of $23 million.

Free cash flow increased to $147 million for the six months ended June 30, 2003 compared with $27 million during the corresponding period of the prior year. We define free cash flow, which is a non-GAAP measure, as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and payments for purchases of marketable securities, and (ii) capital lease payments. Free cash flow for the six months ended June 30, 2003 reflects net cash provided by operating activities of $534 million, less capital expenditures of $387 million. Free cash flow for the six months ended June 30, 2002 reflects net cash provided by operating activities of $759 million, less capital expenditures of $732 million. We report free cash flow to enable investors to differentiate between cash generated by our ongoing business operations and cash generated or used by events or transactions unrelated to those operations.   Free cash flow is also used by management in establishing internal performance targets.

Our principal source of liquidity is cash on hand and cash flow from operations. In addition, at June 30, 2003, we had committed lines of credit of approximately $1.25 billion. No amounts were outstanding under these lines of credit at June 30, 2003. We refer you to "Recent Developments" above for a discussion of our plans to amend the terms of our committed lines of credit. We also use operating and capital leases to fund capital expenditures.

At June 30, 2003, we had an outstanding commercial paper balance of approximately $163 million. We historically have utilized commercial paper facilities to manage short-term working capital fluctuations and as interim financing for acquisitions. However, as a result of recent ratings actions, we no longer intend to access the commercial paper market and expect our commercial paper balance to be reduced to zero by the end of 2003.

On June 30, 2003, we completed the offer and sale of $1.1 billion aggregate principal amount of our 6.0% Senior Notes due 2013 and $690 million aggregate principal amount of our 3.875% Convertible Senior Notes due 2023 in concurrent private offerings. In the event the credit ratings assigned to the 6.0% Senior Notes fall to below Baa3 by Moody's or BBB- by S&P, the interest rate payable on such notes will be increased by 0.50%. If, following such a downgrade, Moody's or S&P subsequently increase the ratings assigned to the notes to at least Baa3 and BBB-, respectively, the interest rate payable on such notes will be decreased by 0.50%.

Holders of the Convertible Senior Notes may convert their notes into shares of our common stock under any of the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of our common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody's or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. For each $1,000 principal amount of Convertible Senior Notes surrendered for conversion, the holder will receive 29.2912 shares of our common stock (subject to adjustment in certain events), representing an initial conversion price of $34.14 per share of common stock.

Our lines of credit and the indentures governing our long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of our assets. In addition, our lines of credit contain a minimum net worth covenant that is calculated each calendar quarter as the sum of:  a) $3.1 billion plus b) 50% of net income or loss for each fiscal quarter commencing after June 30, 1999, as adjusted to exclude nonrecurring items. Such calculation was approximately $5.0 billion at June 30, 2003. In the event we were to become noncompliant, the associated indebtedness may become immediately due. As of June 30, 2003, we were in compliance with all of these covenants. We expect our renegotiated lines of credit (see "Recent Developments") will also include a minimum net worth covenant as well as other covenants regarding debt leverage and fixed charge coverage ratios. In addition, our lines of credit, the indentures governing our long-term notes, our revolving secured financing arrangement described below and certain other debt instruments each contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million.

We expect the holders of our zero-coupon convertible notes issued in October 2001 will require us to redeem their notes in October 2003 for an aggregate redemption price of $772 million.

On June 20, 2003, S&P downgraded our long-term rating to BBB and our short-term rating to A3, each with a negative outlook. On June 24, 2003, Moody's downgraded our long-term rating to Baa3 and our short-term rating to Not Prime, each with a negative outlook, and Fitch downgraded our long-term rating to BBB and our short-term rating to F3, each with a stable outlook. These credit rating agencies could take further adverse actions with respect to our ratings. The following table summarizes our senior long-term debt and commercial paper credit ratings by Moody's, S&P and Fitch at June 30, 2003:

	Moody's	S&P	Fitch
Senior long-term debt	Baa3	BBB	BBB
Short-term debt	Not Prime	A3	F3

As a result of the downgrade by Moody's, the maturity of our remaining minimum commitment under a software subscription agreement would have been accelerated. We paid our remaining obligations under that agreement of approximately $227 million, including prepayment costs, on July 1, 2003.

At June 30, 2003, we had $307 million outstanding under a $500 million secured revolving financing arrangement collateralized by trade receivables. In the event certain stated criteria are not complied with or a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, our long-term debt rating falling below BBB‑ by S&P or Baa3 by Moody's, or events or collection trends materially negatively impacting the collateral.

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

Under a securitization transaction, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. We currently have in place one securitization transaction under which we finance the purchase of capital assets for the NMCI Contract by selling receivables from that contract to the Trust. At June 30, 2003, the Trust was capitalized with external borrowings of $451 million and our residual beneficial interest of $183 million. The facility used by the Trust for such borrowings is subject to annual renewal in August of each year and terminates in September 2005. We have no effective control over the activities of the Trust, and it is legally isolated from EDS. We are currently negotiating the terms for the renewal of this facility, including an extension of the term, an increase in the amount available and amendments to other terms.

In the CSFT and securitization transactions, client payments are made directly to the financial institution or Trust providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. The securitization transaction may be terminated if there shall occur a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million or there shall occur any event of default under our committed credit facilities. If the facility is terminated, all client payments under the NMCI Contract would be retained by the Trust until the external borrowings are repaid and, if such amounts are not repaid within a specified period of up to six months, we would be required to advance any remaining amounts. We consider the possibility of our failure to comply with any of these terms or the termination of the securitization facility to be remote.

At June 30, 2003, the estimated future asset purchases that will be financed under existing arrangements was $377 million. The aggregate dollar value of assets purchased under these arrangements was $143 million and $37 million, respectively, during the three months ended June 30, 2003 and 2002. As of June 30, 2003, there were outstanding an aggregate of $656 million under CSFTs and $451 million of financial assets securitized by us yet to be paid by our clients. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.2 billion. We believe we have sufficient alternative sources of capital to directly finance the purchase of IT capital assets to be used for current or future service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitiz- ation
Total estimated draws under financings arranged	$ 2,657	$ 2,047	$ 610
Estimated amounts not yet drawn	377	317	60
Total amounts drawn	2,280	1,730	550
Amounts repaid	1,173	1,074	99
Total outstanding at June 30, 2003	$ 1,107	$ 656	$ 451

The following table summarizes CSFT and securitization financing activities for the six months ended June 30, 2003 (in millions):

	Total	CSFT	Securitiz- ation
Total outstanding at December 31, 2002	$ 905	$ 692	$ 213
Amounts drawn	329	36	293
Amounts repaid	127	72	55
Total outstanding at June 30, 2003	$ 1,107	$ 656	$ 451

Certain of our financing transactions involving IT-related assets have been conducted with entities that are considered "variable interest entities" as that term is used in Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. See "New Accounting Standards" for further information.

New Accounting Standards

The Financial Accounting Standard Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables in November 2002, subject to finalization of the pronouncement's scope which occurred in May 2003. EITF 00‑21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract was terminated for any reason. We will adopt the provisions of EITF 00-21 in the third quarter of 2003 on a cumulative basis as of January 1, 2003. We currently estimate the cumulative non-cash adjustment for accounting changes associated with the adoption of EITF 00-21 will reduce total assets by $1.9 billion to $2.2 billion on a pre-tax basis (measured using fixed currency exchange rates for non-U.S. operations). The amount of the adjustment as calculated using actual exchange rates will be finalized in the third quarter of 2003. We are reviewing our accounting changes associated with EITF 00-21 with the Securities and Exchange Commission staff, particularly the deferral of system construction costs which are estimated to equal $1 billion on the January 1, 2003 adoption date. We will restate first and second quarter 2003 results to reflect the changes in accounting as required by accounting rules. See Note 13 to the unaudited condensed consolidated financial statements for further discussion of these changes.

In January 2003, the FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities created on or before January 31, 2003, we must apply the provisions of FIN 46 to such entities on July 1, 2003 if such entities exist on that date. We are involved in approximately $1.1 billion of financings under various structures, of which $385 million involve variable interest entities within the scope of FIN 46. We are not the primary beneficiary in the arrangements involving variable interest entities and therefore will not consolidate such entities. The remaining financings of $451 million and $271 million involve a qualifying special purpose entity and substantive operating entities, respectively, that are outside the scope of FIN 46.

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The Company enters into contracts for the long-term supply and sale of IT services and systems that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules will be applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-08 on the Company's future results of operations and financial position will depend on the terms contained in contracts signed after such date.

ITEM 4.   CONTROLS AND PROCEDURES

EDS carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.

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

As disclosed in our Form 10-Q for the quarter ended March 31, 2003, as a result of a review of the NMCI Contract completed after the first quarter of 2003, management and the Audit Committee of our Board of Directors discovered deficiencies in the operational effectiveness of controls over the process for estimating revenues and costs for the remaining term of the NMCI Contract. Our independent auditors reviewed these matters and advised the Audit Committee that, due to the size of the NMCI Contract, they collectively constitute a significant deficiency that rises to the level of a reportable condition. Our independent auditors have advised management and the Audit Committee that this reportable condition does not constitute a material weakness. Management has implemented measures to correct and improve the effectiveness of the internal controls for this contract, including the measures described in our Form 10-Q for the quarter ended March 31, 2003, and is monitoring their operation.

Except as identified above, there has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

 ITEM 1.  LEGAL PROCEEDINGS

As described in our Form 10-K for the year ended December 31, 2002, we and certain of our former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to our September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that we had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding our financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against us, certain of our current and former officers and, in some cases, our directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act ("ERISA") and made misrepresentations to the class regarding the value of EDS shares. Our motions to centralize all of the foregoing cases in the U.S. District Court for the Eastern District of Texas have been granted.

As described in our Form 10-Q for the quarter ended March 31, 2003, representatives of two committees responsible for administering the EDS 401(k) Plan notified us of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 (the "Securities Act") as a result of an alleged failure to register certain shares of our common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002. The committee representatives have asserted that plan participants to whom shares were sold during the applicable period are entitled to receive a return of the amounts paid for the shares, plus interest and less any income received, upon tender of the shares to us. We believe we can assert arguments and defenses that could significantly reduce or eliminate any liability. However, some of the legal principles involved in these arguments and defenses are subject to significant uncertainties.

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10(b)(5) thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that we and certain of our current and former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI Contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of our Board of Directors, and certain current and former members of the two committees responsible for administering the plan. We intend to defend these actions vigorously. As these actions are in an early stage, we are not able to determine the actual impact on us or our consolidated financial statements.

In addition, as previously disclosed, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against our directors and certain former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding EDS' financial condition similar to those raised in the purported class actions described above. These cases have been consolidated into a single action in the District Court of Collin County, Texas. We intend to defend this action vigorously. As this action is in an early stage, we are not able to determine the actual impact on our consolidated financial statements.

As previously disclosed, the SEC staff is conducting a formal investigation relating to our purchase and settlement of forward contracts related to our common stock and information regarding events leading up to our third quarter 2002 earnings guidance announcement. Following our announcement that we recognized a $334 million loss on the NMCI Contract in the first quarter of 2003, the SEC staff also requested certain documents related to that contract. In addition, the SEC staff has requested certain documents related to customer contracts that contain prepayment provisions. We will continue to cooperate with the SEC staff in its investigation. We are unable to predict the outcome of the investigation or any action that the SEC might take.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2003, we completed the offer and sale of $690 million aggregate principal amount of our 3.875% Convertible Senior Notes due 2023 (the "Convertible Notes") to qualified institutional buyers in accordance with Rule 144A under the Securities Act. On that date, we also completed the concurrent offer and sale of $1.1 billion aggregate principal amount of our 6.0% Senior Notes due 2013 to qualified institutional buyers in accordance with Rule 144A under the Securities Act and, outside the United States, in accordance with Regulation S under the Securities Act. Citigroup Global Markets Inc. and Banc of America Securities LLC acted as joint book-running managers of the offering of the Convertible Notes.  The aggregate offering price was $690,000,000.  The Convertible Notes were sold to the initial purchasers at a purchase price equal to 97.75% of the principal amount thereof, representing an aggregate initial purchasers' discount of $15,525,000. Holders of the Convertible Notes may convert their notes into shares of our common stock under any of the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of our common stock on such last trading day; b) if the Convertible Notes have been called for redemption; c) upon the occurrence of specified corporate transactions; or d) during any period in which the credit ratings assigned to the Convertible Notes by either Moody's or S&P is lower than Ba2 or BB, respectively, or the Convertible Notes are no longer rated by at least one of these rating services or their successors. For each $1,000 principal amount of Convertible Notes surrendered for conversion, the holder will receive 29.2912 shares of our common stock (subject to adjustment in certain events), representing an initial conversion price of $34.14 per share of common stock. We have agreed to file a shelf registration with the SEC to cover the resale of these notes. We refer you to the Fourth Supplemental Indenture filed as Exhibit 10(a) to this Form 10-Q for a further description of the terms of the Convertible Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EDS' 2003 Annual Meeting of Shareholders was held on May 20, 2003 in Plano, Texas. A total of 427,587,227 shares (approximately 89% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

(i)            Election of four Class I directors for a term expiring at the 2006 Annual Meeting of Shareholders:  William H. Gray, III - 310,993,086 shares cast for election and 116,594,133 shares withheld; Ray J. Groves - 310,408,759 shares cast for election and 117,178,460 shares withheld; Jeffrey M. Heller - 323,462,553 shares cast for election and 104,124,669 shares withheld; and Ray L. Hunt - 318,980,204 shares cast for election and 108,607,015 shares withheld. The terms of the following directors continued after the meeting:  James A. Baker, III, Roger A. Enrico, Fred Hassan, Michael H. Jordan, C. Robert Kidder, and Judith Rodin.

(ii)           Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2003:  404,452,932 shares cast for the ratification, 19,849,562 shares cast against the ratification, and 3,283,722 shares abstained.

(iii)          Amendment of Incentive Plan to permit one-time exchange of options granted under that and other identified plans: 264,536,506 shares cast for the proposal, 89,928,532 shares cast against the proposal and 5,296,334 shares abstained. There were 67,825,855 broker non-votes.

(iv)          Amendment of Incentive Plan to authorize issuance of an additional 42 million shares thereunder: 221,038,923 shares cast for the proposal, 133,211,827 shares cast against the proposal and 5,508,582 shares abstained. There were 67,827,895 broker non-votes.

(v)           Stockholder proposal regarding provision of management consulting services by independent auditor: 49,273,278 shares cast for the proposal, 305,875,974 shares cast against the proposal and 4,609,021 shares abstained. There were 67,828,954 broker non-votes.

(vi)          Stockholder proposal regarding poison pills: 237,875,166 shares cast for the proposal, 116,493,900 shares cast against the proposal and 5,390,275 shares abstained. There were 67,827,886 broker non-votes.

(vii)         Stockholder proposal regarding super-majority vote: 248,133,874 shares cast for the proposal, 134,869,651 shares cast against the proposal and 6,755,822 shares abstained. There were 67,827,880 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1         Fourth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 3.875% Convertible Senior Notes due 2023 of EDS.

10.2         Fifth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 6.00% Senior Notes due 2013, Series A and B, of EDS.

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the quarter ended June 30, 2003, EDS filed or furnished the following Current Reports on Form 8‑K:

(i)            Current Report on Form 8-K dated April 2, 2003 filing under Item 7 - Financial Statements and Exhibits, the employment agreements with Michael H. Jordan, Chairman and Chief Executive Officer, Jeffrey M. Heller, President and Chief Operating Officer, and Robert H. Swan, Executive Vice President and Chief Financial Officer.

(ii)           Current Report on Form 8-K dated April 22, 2003 reporting under Item 5 - Other Events, the amendment of EDS' Rights Agreement to, among other things, increase from 10% to 15% the maximum percentage of the outstanding EDS common stock that any Person, and such Person's Affiliates and Associates (as such terms are defined in the Rights Agreement), could beneficially own without becoming an "Acquiring Person" under the Rights Agreement.

(iii)          Current Report on Form 8-K dated May 7, 2003 reporting under Item 9 - Regulation FD Disclosure, EDS' financial results for the quarterly period ended March 31, 2003. Such information was furnished under Item 12 of Form 8-K but presented under Item 9 in accordance with the SEC's interim guidance.

(iv)          Current Report on Form 8-K/A (Amendment No. 1) dated May 7, 2003 amending EDS' Current Report on Form 8-K dated May 7, 2003 to report under Item 9 - Regulation FD Disclosure, Chief Financial Officer Bob Swan's earnings presentation to securities analysts and the related slides posted on EDS' website. Such information was furnished under Item 12 of Form 8-K but presented under Item 9 in accordance with the SEC's interim guidance.

(v)           Current Report on Form 8-K dated June 18, 2003 reporting under Item 9 - Regulation FD Disclosure, a press release outlining its strategic priorities and providing certain financial guidance for 2003 and 2004.

(vi)         Current Report on Form 8-K dated June 24, 2003 reporting under Item 5 - Other Events and Regulation FD Disclosure, the commencement of a private placement to sell $500 million of senior notes due 2013 and $600 million of senior convertible notes due 2023.

(vii)        Current Report on Form 8-K dated June 25, 2003 reporting under Item 5 - Other Events and Regulation FD Disclosure, agreements for the sale of $1.1 billion of senior notes due 2013 and $600 million of senior convertible notes due 2023 (excluding a $90 million over-allotment option).

(viii)       Current Report on Form 8-K dated June 30, 2003 reporting under Item 9 - Regulation FD Disclosure, a press release reaffirming certain guidance and reviewing efforts to improve working capital.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: August 13, 2003                                                                                   By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: August 13, 2003                                                                                   By:                  /s/ Michael Milton

                                                                                                                                                           Michael Milton

                                                                                                                                                     Corporate Controller

                                                                                                                                             (Principal Accounting Officer)