Form 10-Q
period 2003-11-13
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2003-11-14
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 480,364,857 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                 Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	17
Item 4.	Controls and Procedures	34
Part II -	Other Information
Item 1.	Legal Proceedings	35
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
Signatures	37

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$ 5,239	$ 5,334	$ 15,796	$ 15,994

Costs and expenses
Cost of revenues	4,691	4,576	13,960	13,214
Selling, general and administrative	452	488	1,382	1,393
Restructuring and other	20	-	111	-
Total costs and expenses	5,163	5,064	15,453	14,607

Operating income	76	270	343	1,387

Other income (expense)	(57)	(114)	(187)	(239)
Income from continuing operations before income taxes	19	156	156	1,148
Provision for income taxes	20	53	66	390
Income (loss) from continuing operations	(1)	103	90	758
Income (loss) from discontinued operations, net of income taxes	-	(17)	(2)	(3)
Income (loss) before cumulative effect of changes in accounting principles	(1)	86	88	755
Cumulative effect on prior years of changes in accounting principles, net of income taxes	-	-	(1,432)	-
Net income (loss)	$ (1)	$ 86	$ (1,344)	$ 755

Basic earnings per share of common stock
Income from continuing operations	$ -	$ 0.21	$ 0.19	$ 1.58
Income (loss) from discontinued operations	-	(0.03)	-	(0.01)
Cumulative effect on prior years of changes in accounting principles	-	-	(3.00)	-
Net income (loss)	$ -	$ 0.18	$ (2.81)	$ 1.57
Diluted earnings per share of common stock
Income from continuing operations	$ -	$ 0.21	$ 0.18	$ 1.55
Income (loss) from discontinued operations	-	(0.03)	-	(0.01)
Cumulative effect on prior years of changes in accounting principles	-	-	(2.94)	-
Net income (loss)	$ -	$ 0.18	$ (2.76)	$ 1.54

Cash dividends per share	$ 0.15	$ 0.15	$ 0.45	$ 0.45

See accompanying notes to unaudited condensed consolidated financial statements.

Pro forma amounts, assuming the new method of accounting for revenue recognition on long-term contracts were applied retroactively, are presented in Note 3.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	September 30,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 2,573	$ 1,642
Marketable securities	426	248
Accounts receivable, net	3,230	6,435
Prepaids and other	1,078	1,060
Deferred income taxes	275	-
Total current assets	7,582	9,385

Property and equipment, net	2,891	3,023
Deferred contract costs, net	1,321	-
Investments and other assets	935	986
Goodwill	4,300	4,077
Other intangible assets, net	1,585	1,409
Deferred income taxes	464	-
Total assets	$ 19,078	$ 18,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 456	$ 710
Accrued liabilities	3,257	2,964
Deferred revenue	1,129	830
Income taxes	14	386
Current portion of long-term and secured revolving debt	2,742	1,239
Total current liabilities	7,598	6,129

Deferred income taxes	-	51
Pension benefit liability	1,200	1,113
Long-term debt, less current portion	4,042	4,148
Minority interests and other long-term liabilities	443	417
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at September 30, 2003 and December 31, 2002	5	5
Additional paid-in capital	906	901
Retained earnings	6,272	7,951
Accumulated other comprehensive loss	(451)	(689)
Treasury stock, at cost, 15,763,257 and 18,731,311 shares at September 30, 2003 and December 31, 2002, respectively	(936)	(1,146)
Total shareholders' equity	5,795	7,022
Total liabilities and shareholders' equity	$ 19,078	$ 18,880

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$ (1,344)	$ 755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,415	1,059
Deferred compensation	50	41
Cumulative effect on prior years of changes in accounting principles	1,432	-
Other	(107)	88
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	409	(717)
Prepaids and other	(96)	(234)
Deferred contract costs	(386)	-
Accounts payable and accrued liabilities	(157)	(153)
Deferred revenue	(108)	150
Income taxes	(242)	205
Total adjustments	2,210	439
Net cash provided by operating activities	866	1,194

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	148	38
Proceeds from investments and other assets	478	59
Proceeds from divested assets	224	-
Payments for purchases of property and equipment	(571)	(790)
Payments for investments and other assets	(438)	(120)
Payments related to acquisitions, net of cash acquired	11	(107)
Payments for purchases of software and other intangibles	(431)	(255)
Payments for purchases of marketable securities	(354)	(12)
Other	21	63
Net cash used in investing activities	(912)	(1,124)

Cash Flows from Financing Activities
Proceeds from long-term and secured revolving debt	1,869	24
Payments on long-term and secured revolving debt	(319)	(124)
Net increase (decrease) in borrowings with original maturities less than 90 days	(235)	385
Capital lease payments	(82)	(14)
Purchase of treasury shares	-	(380)
Employee stock transactions	36	83
Dividends paid	(215)	(215)
Other	(27)	(12)
Net cash provided by (used in) financing activities	1,027	(253)
Effect of exchange rate changes on cash and cash equivalents	(50)	5
Net increase (decrease) in cash and cash equivalents	931	(178)
Cash and cash equivalents at beginning of period	1,642	521
Cash and cash equivalents at end of period	$ 2,573	$ 343

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

The Company adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for 2002 are reported in accordance with the Company's previous method of accounting for revenue recognition. See Note 3.

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, fair values of services, estimates of contract costs, percentage-of-completion revenue recognition, projected cash flows associated with long-lived assets, liabilities associated with pensions, performance guarantees, loss contracts, litigation, and receivables collectibility.

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contract purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income (loss) and earnings (loss) per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the three months and nine months ended September 30, 2003 and 2002 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$ (1)	$ 86	$ (1,344)	$ 755
Stock-based employee compensation cost included in reported net income, net of related tax effects	10	12	50	41
Total stock-based employee compensation expense determined under fair value- based method for all awards, net of related tax effects	(2)	(75)	(133)	(219)
Pro forma	$ 7	$ 23	$ (1,427)	$ 577

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic earnings (loss) per share of common stock:
As reported	$ -	$ 0.18	$ (2.81)	$ 1.57
Pro forma	0.01	0.05	(2.98)	1.20

Diluted earnings (loss) per share of common stock:
As reported	$ -	$ 0.18	$ (2.76)	$ 1.54
Pro forma	0.01	0.05	(2.93)	1.18

Certain reclassifications have been made to the 2002 unaudited condensed consolidated financial statements to conform to the 2003 presentation.

NOTE 2: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months and nine months ended September 30, 2003 and 2002 (in millions):

	2003	2002
For the three months ended September 30:
Basic earnings per share	479	480
Diluted earnings per share	479	488
For the nine months ended September 30:
Basic earnings per share	478	480
Diluted earnings per share	487	490

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2003 because the Company reported a loss from continuing operations. Those securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive, or would have been antidilutive had the Company reported income from continuing operations during the period, are as follows for the three months and nine months ended September 30, 2003 and 2002 (in millions):

	2003	2002
For the three months ended September 30:
Common stock options	38	75
Convertible debt and forward purchase contracts	56	33
For the nine months ended September 30:
Common stock options	94	75
Convertible debt and forward purchase contracts	56	33

NOTE 3: REVENUE RECOGNITION

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract were terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with the Company's IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for the Company's nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs as described below. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

The Company provides IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements generally may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, and/or construction of software and systems ("Construct Service"); transaction processing; and business process management.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable.  If services are provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an equal amount of deferred costs are recognized as expense.  Types of costs that may be deferred generally include external direct cost of materials and services consumed in performing the Construct Service, such as subcontractor fees and equipment costs, and compensation and payroll-related fringe benefits of employees who are directly associated with and devote time to performing the Construct Service.  General and administrative, interest and overhead costs would not be deferred.   If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Services are completed and the final milestone met, all unrecognized costs, milestone billings, and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

If a contract involves the provision of multiple elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element, provided the elements qualify for separation under EITF 00-21. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-Construct Service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a Construct Service is less than its relative fair value, costs to deliver such service, limited to the difference between allocated revenue and the relative fair value, are deferred and amortized over the contract term. If total Construct Service costs are estimated to exceed the relative fair value for the Construct Service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

The Company also defers and subsequently amortizes certain set-up costs related to activities to enable the provision of contracted services to the client. Such activities include the relocation of transitioned employees, the migration of client systems or processes, and the exit of client facilities. Deferred contract costs, including deferred set-up costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. Deferred contract costs of $1.3 billion are shown net of accumulated amortization at September 30, 2003. Amortization expense related to deferred contract costs was $77 million and $221 million for the three months and nine months ended September 30, 2003, respectively. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If long-lived assets exceed such cash flows, and thus are determined to be impaired, the impairment recognized is the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

During the three months and nine months ended September 30, 2003, the Company recognized revenues of approximately $50 million and $220 million, respectively, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00-21. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003.

The following table reflects pro forma amounts for the three months and nine months ended September 30, 2003 and 2002 adjusted for the aforementioned accounting change on January 1, 2003 exclusive of the associated cumulative effect of changes in accounting (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Income (loss) from continuing operations	$ (1)	$ (88)	$ 90	$ 161
Net income (loss)	(1)	(105)	71	158

Basic earnings per share of common stock:
Income (loss) from continuing operations	-	(0.18)	0.19	0.34
Net income (loss)	-	(0.22)	0.15	0.33
Diluted earnings per share of common stock:
Income (loss) from continuing operations	-	(0.18)	0.18	0.33
Net income (loss)	-	(0.22)	0.15	0.32

The following table reflects pro forma amounts for the three months ended March 31, 2003 and June 30, 2003 adjusted for the aforementioned accounting change on January 1, 2003 exclusive of the associated cumulative effect of changes in accounting (in millions, except per share amounts):

	Three Months Ended
	March 31,	June 30,
	2003	2003

Income from continuing operations	$ 2	$ 89
Net income (loss)	(16)	88

Basic earnings per share of common stock:
Income from continuing operations	$ -	$ 0.19
Net income (loss)	(0.03)	0.18
Diluted earnings per share of common stock:
Income from continuing operations	-	0.18
Net income (loss)	(0.03)	0.18

The effect of the EITF 00-21 accounting change in the three months ended March 31, 2003 was to increase income from continuing operations and net income by $110 million ($0.23 per share). The effect of the accounting change in the three months ended June 30, 2003 was to decrease income from continuing operations and net income by $50 million ($0.11 per basic share and $0.10 per diluted share).

The effect of the EITF 00-21 accounting change in the three months ended September 30, 2003 was to decrease income from continuing operations and net income by $133 million ($0.28 per basic share and $0.27 per diluted share). The effect of the accounting change in the nine months ended September 30, 2003 was to decrease income from continuing operations and net income by $293 million ($0.62 per basic share and $0.61 per diluted share).  Because EDS' accounting records for the three months ended September 30, 2003 were prepared under EITF 00-21, percentage-of-completion calculations for the period were not subject to EDS' percentage-of-completion accounting controls and procedures in place in previous periods.  Accordingly, effects of the accounting change for the three and nine months ended September 30, 2003 referred to above are estimates.

A summary of the January 1, 2003 balance sheet reflecting the cumulative accounting change as of such date is as follows (in millions):

Accounts receivable, net	$ 3,546
Deferred contract costs, net	1,094
Total assets	17,551
Accounts payable and accrued liabilities	3,825
Deferred revenue	1,240
Minority interests and other long-term liabilities	456
Shareholders' equity	5,530
Total liabilities and shareholders' equity	17,551

Unbilled revenue of $3,033 million at December 31, 2002, reported in accounts receivable in the unaudited condensed consolidated balance sheet, represents costs and related profits in excess of billings on certain unit-price and fixed-price contracts. Unbilled revenue was not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contract terms.

Revenues from General Motors represented 10% and 11% of total revenues for the three months ended September 30, 2003 and 2002, respectively. Revenues from General Motors represented 11% and 12% of total revenues for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 4: PROPERTY AND EQUIPMENT, NET

Property and equipment is stated net of accumulated depreciation of $5.4 billion and $5.0 billion at September 30, 2003 and December 31, 2002, respectively. Depreciation expense for the nine months ended September 30, 2003 and 2002 was $756 million and $726 million, respectively.

NOTE 5: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also has an equity interest totaling $143 million at September 30, 2003 in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. At September 30, 2003, the partnership's remaining leveraged lease investments included investments with American Airlines, two other U.S. airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be impaired.

NOTE 6: LONG-TERM AND SECURED REVOLVING DEBT

In June 2003, the Company completed a private offering of $1.1 billion aggregate principal amount of its 6.0% unsecured Senior Notes due 2013. Interest on the notes is payable semiannually beginning February 2004. In the event the credit ratings assigned to the notes fall to below Baa3 by Moody's Investor Services, Inc. ("Moody's") or BBB- by Standard & Poor's Rating Services ("S&P"), the interest rate payable on the notes will be increased by 0.50%. If, following such a downgrade, Moody's or S&P subsequently increase the ratings assigned to the notes to at least Baa3 and BBB-, respectively, the interest rate payable on the notes will be decreased by 0.50% to the initial interest rate. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swap fair value hedges with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month London Interbank Offering Rate (1.180% at September 30, 2003) plus 2.275% to 2.494%.

In June 2003, the Company completed a private offering of $690 million aggregate principal amount of its 3.875% unsecured Convertible Senior Notes due 2023. Interest on the notes is payable semiannually beginning January 2004. Contingent interest is payable during any six-month period beginning July 2010 in which the average trading price of a note for the applicable five trading day reference period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month period. The five trading day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period. The notes are convertible by holders into shares of the Company's common stock at an initial conversion rate of 29.2912 shares of common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $34.14 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of EDS common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of EDS common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody's or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018 or upon a fundamental change in the Company's ownership, control or the marketability of the Company's common stock prior to July 15, 2010.

In September 2003, the Company completed the renegotiation of its committed credit facilities, resulting in a reduction of the aggregate commitment from $1.25 billion to $1.0 billion. The Company's $625 million Revolving Credit and Term Loan Agreement, which terminated on September 11, 2003, was replaced with a $450 million Three-Year Multi-Currency Revolving Credit Agreement with a syndicate of banks. In addition, the Company's existing $625 million Multi-Currency Revolving Credit Agreement was amended and restated to include financial and other terms similar to the new Three Year Multi-Currency Revolving Credit Agreement and to reduce the commitment thereunder to $550 million. The Multi-Currency Revolving Credit Agreement expires September 2004. There were no amounts outstanding under the Company's available credit facilities at September 30, 2003 or December 31, 2002.

The Company's credit facilities and indentures governing its long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. In addition, the Company's credit facilities contain certain financial and other restrictive covenants that would allow the associated indebtedness to be accelerated in the event of noncompliance. The Company's credit facilities, the indentures governing its long-term notes, its revolving secured financing arrangement, the securitization facility for the Navy Marine Corps Intranet ("NMCI") contract and certain other debt instruments contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million.

During October 2003, the Company redeemed $732 million outstanding principal amount of its zero-coupon convertible notes at the request of the holders of such notes and in accordance with the terms thereof. The remaining $40 million principal amount of such notes may be redeemed at the option of the holders thereof in October 2004 and periodically thereafter.

NOTE 7: RESTRUCTURING AND OTHER

The following table summarizes activity in restructuring accruals for the nine months ended September 30, 2003 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2002	$ 21	$ 8	$ 29
2003 activity	164	2	166
Amounts utilized	(18)	(1)	(19)
Balance at September 30, 2003	$ 167	$ 9	$ 176

During the second quarter of 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts are designed to improve the Company's cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company plans to complete the initiative in 2004 and estimates that approximately 5,200 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $159 million during the three months ended September 30, 2003, consisting of $157 million resulting from the involuntary termination of approximately 2,400 employees and $2 million resulting from the exit of certain business activities and the consolidation of facilities. In addition, the Company recorded restructuring charges and asset write-downs of $7 million and $36 million, respectively, during the second quarter of 2003. The second quarter restructuring charge related primarily to executive severance costs.

The following table summarizes the cumulative charges incurred to date and the expected future charges remaining under the 2003 initiative. All charges resulting from the initiative relate to the Outsourcing segment (in millions):

Employee Separations	Exit Costs	Total
Cumulative charges incurred through June 30, 2003	$ 7	$ -	$ 7
Current period charges	157	2	159
Cumulative charges incurred through September 30, 2003	164	2	166
Expected future period charges	259	-	259
Total expected charges	$ 423	$ 2	$ 425

Restructuring actions contemplated under prior period restructuring plans are essentially complete as of September 30, 2003 with remaining reserves of $27 million comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities.

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

During the third quarter of 2003, the Company completed the sale of its Credit Union Industry Group ("CUIG") for $218 million in cash, excluding approximately $10 million of retained receivables, and recognized a $139 million gain on the sale. Such gain is included in restructuring and other in the unaudited condensed consolidated statement of operations. The net results of the CUIG business are not included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002 due to the Company's level of continuing involvement as an IT service provider to the business. CUIG supported approximately 1,000 credit union customers and generated revenues of approximately $160 million in processing and services revenues in 2002.

NOTE 8: COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income (loss) was $53 million and $77 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive income (loss) was $(1,106) million and $924 million for the nine months ended September 30, 2003 and 2002, respectively. The difference between comprehensive income (loss) and net income (loss) for the three months and nine months ended September 30, 2003 and 2002 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 2.9 million shares of treasury stock at a cost of $187.3 million during the nine months ended September 30, 2003.  The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $121 million  in the accompanying unaudited condensed consolidated balance sheet at September 30, 2003.

NOTE 9: SEGMENT INFORMATION

During the three months ended September 30, 2003, the Company completed the transition of its Operations Solutions and Solutions Consulting lines of business to a unified IT outsourcing business. The new operating model provides the Company's clients a single point of accountability, unifies the Company's global service delivery capabilities and aligns development of innovative solutions with market demands. A.T. Kearney and Product Lifecycle Management ("PLM") Solutions continue to operate as complementary businesses to IT outsourcing under the new operating model. On October 13, 2003, the Company announced it is considering an initial public offering or private offering of a minority stake in PLM Solutions as a strategic alternative for the business. The accompanying segment information is stated in accordance with the new organizational structure. Prior period segment data has been reclassified to conform to the current period segment presentation. Periods prior to January 1, 2003 have not been restated to give effect to accounting changes for asset retirement obligations or revenue recognition on long-term contracts adopted in 2003.

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category is primarily comprised of corporate expenses and  includes differences between fixed and actual exchange rates and corporate expenses.

The following is a summary of certain financial information by reportable segment for the three months and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,
	2003		2002
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Outsourcing	$ 4,738	$ 375	$ 4,942	$ 450
PLM Solutions	212	33	197	21
A.T. Kearney	192	(18)	266	8
All other	97	(294)	(71)	(209)
Total	$ 5,239	$ 96	$ 5,334	$ 270

	Nine Months Ended September 30,
	2003		2002
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Outsourcing	$ 14,328	$ 1,323	$ 15,037	$ 1,792
PLM Solutions	618	95	650	104
A.T. Kearney	643	(10)	850	59
All other	207	(954)	(543)	(568)
Total	$ 15,796	$ 454	$ 15,994	$ 1,387

Total assets for the Outsourcing segment were $11.8 billion and $14.0 billion at September 30, 2003 and December 31, 2002, respectively.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

During October 2003, the Company extended and expanded the securitization facility under which it finances the purchase of capital assets for its NMCI Contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more consistent with the term of the NMCI Contract. Under the terms of this facility, the Company finances the purchase of capital assets for the NMCI Contract by selling certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. At September 30, 2003, the Trust had external borrowings of $476 million and the Company's beneficial interest was $252 million. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to the Company, but would preclude additional financial asset purchases by the Trust. The Company has no effective control over the activities of the Trust, and it is legally isolated from the Company.

Client payments are made directly to the Trust, with the excess of the amounts due then paid to the Company. If the client does not make the required payments under the NMCI Contract, the Company is not obligated to acquire the underlying assets except upon receipt of notification of the client's intention to terminate the contract due to the Company's performance default or the material inaccuracy of certain representations made by the Company. Certain events give the Trust the right to retain all client payments under the NMCI Contract until the Trust's external borrowings are repaid. These events include the cancellation of the NMCI Contract by the client, the Company's breach of any payment obligation or of any covenant under the facility, a material adverse change in our operations that materially adversely affects the Company's ability to perform its duties under the transaction documents, the Company's failure to be in compliance with the financial covenants in its credit facilities, or client payments under the NMCI Contract falling below minimum levels. The Company is obligated to pay any remaining amounts due the Trust not collected through contract payments approximately 180 days (90 days in certain circumstances) after termination of the NMCI Contract. The Company considers the likelihood of the occurrence of any of these events to be remote.

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract.

The aggregate dollar value of assets purchased under its CSFT arrangements and securitization facility were $94 million and $38 million, respectively, during the three months ended September 30, 2003 and 2002, and $423 million and $118 million, respectively, during the nine months ended September 30, 2003 and 2002. As of September 30, 2003, there were outstanding an aggregate of $590 million under CSFTs yet to be paid by its clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

On June 20, 2003, S&P downgraded the Company's long-term credit rating to BBB and its short-term rating to A3, each with a negative outlook. On June 24, 2003, Moody's downgraded the Company's long-term credit rating to Baa3 and its short-term rating to Not Prime, each with a negative outlook, and Fitch Ratings downgraded its long-term credit rating to BBB and its short-term rating to F3, each with a stable outlook. As a result of the downgrade by Moody's, the maturity of the Company's remaining minimum commitment under a software subscription agreement would have been accelerated. The Company paid its remaining obligations under that agreement of approximately $227 million, including prepayment costs, on July 1, 2003. In addition, at September 30, 2003, the Company had $258 million outstanding under a $500 million secured revolving financing arrangement collateralized by trade receivables. In the event certain stated criteria are not complied with or a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, the Company's long-term debt rating falling below BBB‑ by S&P or Baa3 by Moody's, or events or collection trends materially negatively impacting the collateral.

The Company provides IT services to MCI, the majority of which are provided under an 11-year services agreement signed in October 1999. MCI filed for bankruptcy protection in July 2002. As a result of the bankruptcy, the Company recorded net reserves and asset write-downs of $118 million during 2002, including reserves and asset write-downs totaling $31 million and $132 million during the three months and nine months ended September 30, 2002, respectively. During the second quarter of 2003, the bankruptcy court affirmed revised agreements with MCI which reflect changes in its service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to the Company. Based on the actions of the bankruptcy court, the Company reversed $98 million of the reserve established for pre-bankruptcy receivables from MCI during the second quarter of 2003. The Company received payment of the $98 million from MCI during July 2003.

In an unrelated transaction, the Company entered into a fiber optic equipment leveraged lease with a subsidiary of MCI in 1988. The Company expects to reach an agreement with MCI during the fourth quarter of 2003 on amended terms that will not differ materially from the current lease arrangement.

The Company provides IT services to US Airways through a long-term agreement. US Airways filed for bankruptcy protection in August 2002. Due to uncertainties regarding the recoverability of pre-bankruptcy receivables associated with the US Airways contract, the Company recorded reserves totaling $74 million during the third quarter of 2002. The Company also recorded a write-down to its investment in a partnership totaling $35 million during the third quarter of 2002 due to uncertainties related to the recovery of that partnership's investment in leveraged leases with US Airways. US Airways' plan of reorganization was confirmed and became effective on March 31, 2003. On that date, the Company entered into a new contract with US Airways to provide IT services which superseded the previous contract with the airline. The new agreement, which has a term of 10 years, provides for reduced services and pricing.

Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. The Company currently is performing construct activities on 18 contracts and, in most cases, concurrently providing various IT services using the legacy IT systems acquired from the clients. At September 30, 2003, the Company had deferred contract costs of approximately $920 million and other assets, including prepaid expenses, equipment and software, of approximately $1.4 billion associated with these contracts, the most significant of which is the NMCI Contract. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. While the Company believes it can deliver the required systems and services and its investment in each of these contracts will be recovered over their respective terms, significant further delays in development and construction, or termination or significant amendment of the respective contract, could result in an impairment of a portion of the associated assets.

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

The SEC staff is conducting a formal investigation relating to the Company's purchase and settlement of forward contracts related to EDS common stock and information regarding events leading up to the Company's third quarter 2002 earnings guidance announcement. Following the Company's announcement that it recognized losses on the NMCI Contract in the first quarter of 2003, the SEC staff also requested certain documents related to that contract. In addition, the SEC staff has requested certain documents related to customer contracts that contain prepayment provisions. The Company will continue to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

There are other various claims and pending actions against the Company arising in the ordinary course of the conduct of its business. Certain of these actions seek damages in significant amounts. The amount of liability on claims and pending actions at September 30, 2003 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

During 2002, the Company sold its Consumer Network Services ("CNS") unit and approved a plan to sell its subscription fulfillment business. The Company completed the sale of its subscription fulfillment business on April 15, 2003. The net results of CNS are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2002. The net results of the subscription fulfillment business are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002. Total assets and liabilities of the business were not material. Following is a summary of income (loss) from discontinued operations for the nine months ended September 30, 2003 and 2002 (in millions):

	2003	2002
Revenues	$ 28	$ 227
Cost of revenues	30	194
Other charges	-	35
Operating income (loss)	(2)	(2)
Other income (expense)	(1)	(2)
Income (loss) from discontinued operations before income taxes	$ (3)	$ (4)

NOTE 13: ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under current practice, consolidation occurs when one enterprise controls the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is involved in approximately $1.1 billion of financings under various structures (see Note 11), of which $326 million involve variable interest entities within the scope of FIN 46. The Company is not the primary beneficiary in the arrangements involving variable interest entities and therefore will not consolidate such entities. The remaining financings of $476 million and $264 million involve a qualifying special purpose entity and substantive operating entities, respectively, that are outside the scope of FIN 46.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

Electronic Data Systems Corporation ("EDS") has been a leader in the global information technology ("IT") services industry for over 40 years. We provide the strategies, solutions, services and products to help our clients manage the business and technology complexities of the digital economy, bringing together the world's best technologies and processes to address our clients' critical business imperatives. This discussion refers to EDS and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2002 Annual Report on Form 10-K.

Factors That May Affect Future Results

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, restructuring charges, earnings, cash flows, capital expenditures, the impact of the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the value of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, the following:

*	competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins;
*	the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business;
*	the degree to which third parties continue to outsource IT and business processes;
*	the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates;
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

*	the impact of rating agency actions on our ability to access capital and our cost of capital as well as the impact of such actions on our agreements that contain debt rating triggers;
*	the impact of third-party benchmarking provisions in certain client contracts;
*	the impact on a historical and prospective basis of accounting rules and pronouncements;
*	the impact of claims, litigation and governmental investigations;
*	the success of our strategic reorganization and cost cutting initiatives and the timing and amount of any resulting benefits;

*	the impact of acquisitions and divestitures;
*	our ability to attract and retain highly skilled personnel;
*	a reduction in the carrying value of our assets;
*	the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client;
*	the expiration or termination of a significant client contract, including our Master Service Agreement with General Motors ("GM") and our agreement with U.K. Inland Revenue;
*	with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return;
*	changes in tax laws and interpretations and failure to obtain treaty relief from double taxation;
*	failure to obtain or protect intellectual property rights; and
*	fluctuations in foreign currencies, exchange rates and interest rates.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Recent Developments

EITF 00-21.  During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by us. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract were terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with our IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for our nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs as described below. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

We provide IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, and/or construction of software and systems ("Construct Service"); transaction processing; and business process management.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable, unless service billings are irregular, in which case revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an equal amount of deferred costs are recognized as expense. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Services are completed and the final milestone met, all unrecognized costs, milestone billings, and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

If a contract involves the provision of multiple elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-Construct Service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a Construct Service is less than its relative fair value, costs to deliver such service equal to the difference between allocated revenue and the relative fair value are deferred and amortized over the contract term. If total Construct Service costs are estimated to exceed the relative fair value for the Construct Service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

We also defer and subsequently amortize certain set-up costs related to activities to enable the provision of contracted services to the client. Such activities include the relocation of transitioned employees, the migration of client systems or processes, and the exit of client facilities. Deferred contract costs, including set-up costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. The recoverability of all long-lived assets associated with a particular contract, including deferred contract costs, is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If long-lived assets exceed such cash flows, and thus are determined to be impaired, the impairment recognized is the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

The following table reflects selected unaudited financial information as of and for the first half of 2003 adjusted for the aforementioned accounting change on January 1, 2003 (in millions, except per share amounts):

	For the Nine Months Ended September 30, 2003
	Adjusted		As Reported
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Year to Date
Operating results
Revenues	$ 5,255	$ 5,302	$ 5,239	$ 15,796
Cost of revenues	4,680	4,589	4,691	13,960
Operating income	60	207	76	343
Other income (expense)	(60)	(70)	(57)	(187)
Provision for income taxes	(2)	48	20	66
Income (loss) from continuing operations	2	89	(1)	90
Cumulative effect of changes in accounting	(1,432)	-	-	(1,432)
Net income (loss)	(1,431)	88	(1)	(1,344)

Per share data
Basic earnings (loss) per share of common stock:
Net income (loss)	$ (3.00)	$ 0.18	$ -	$ (2.81)
Diluted earnings (loss) per share of common stock:
Net income (loss)	(2.95)	0.18	-	(2.76)

Weighted average shares outstanding
Basic	477	478	479	478
Diluted	485	487	479	487

	As Reported	As Adjusted
	December 31, 2002	January 1, 2003	March 31, 2003	June 30, 2003
Financial position
Accounts receivable, net	$ 6,435	$ 3,546	$ 3,372	$ 3,327
Deferred contract costs, net	-	1,094	1,142	1,257
Total assets	18,880	17,551	17,298	19,180
Accounts payable and accrued liabilities	3,674	3,825	3,767	3,705
Deferred revenue	830	1,240	1,157	1,152
Minority interests and other long-term liabilities	417	456	434	371
Shareholders' equity	7,022	5,530	5,586	5,790
Total liabilities and shareholders' equity	18,880	17,551	17,298	19,180

(1)

First quarter 2003 results include a $1 million after-tax loss from discontinued operations, a $48 million pre-tax CEO severance charge, a $1,415 million after-tax cumulative accounting adjustment related to the adoption of EITF 00-21 and a $17 million after-tax cumulative accounting adjustment related to the adoption of SFAS No. 143.

(2)

Second quarter 2003 results include a $1 million after-tax loss from discontinued operations and a $98 million pre-tax credit reversing a portion of charges taken in 2002 related to the MCI bankruptcy.

(3)

Third quarter 2003 results include a $159 million pre-tax charge related to the Company's 2003 restructuring initiative and a $139 million pre-tax gain related to the sale of the Credit Union Industry Group.

The following tables reflect selected unaudited quarterly financial information on a pro forma basis for the years ended December 31, 2002 and 2001 as if the aforementioned accounting change had been applied to all contracts at inception (in millions, except per share amounts):

	For the Year Ended December 31, 2002
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Year
Pro forma operating results
Revenues	$ 4,913	$ 5,010	$ 4,957	$ 5,396	$ 20,276
Cost of revenues	4,133	4,414	4,474	4,526	17,547
Operating income	326	144	(6)	379	843
Other income (expense)	(64)	(63)	(116)	(114)	(357)
Provision for income taxes	72	22	(34)	75	135
Income (loss) from continuing operations	190	59	(88)	190	351
Cumulative effect of changes in accounting	-	-	-	-	-
Net income (loss)	197	66	(105)	302	460

Pro forma per share data
Basic earnings (loss) per share of common stock:
Net income (loss)	$ 0.41	$ 0.14	$ (0.22)	$ 0.63	$ 0.96
Diluted earnings (loss) per share of common stock:
Net income (loss)	0.40	0.13	(0.22)	0.63	0.94

Weighted average shares outstanding
Basic	480	481	480	477	479
Diluted	493	490	480	483	489

	For the Year Ended December 31, 2001
	First Quarter(5)	Second Quarter(6)	Third Quarter(7)	Fourth Quarter(8)	Year
Pro forma operating results
Revenues	$ 4,816	$ 4,750	$ 5,089	$ 5,389	$ 20,044
Cost of revenues	3,955	3,966	4,279	4,483	16,683
Operating income	399	336	202	415	1,352
Other income (expense)	291	(29)	(97)	(52)	113
Provision for income taxes	244	104	67	127	542
Income from continuing operations	446	203	38	236	923
Cumulative effect of changes in accounting	(24)	-	-	-	(24)
Net income	429	212	49	242	932

Pro forma per share data
Basic earnings per share of common stock:
Net income	$ 0.92	$ 0.45	$ 0.10	$ 0.51	$ 1.98
Diluted earnings per share of common stock:
Net income	0.89	0.44	0.10	0.49	1.93

Weighted average shares outstanding
Basic	466	468	471	475	470
Diluted	479	482	486	491	484

(1)	First quarter 2002 results include $7 million after-tax income from discontinued operations.
(2)

Second quarter 2002 results include $7 million after-tax income from discontinued operations and $101 million pre-tax reserves and asset writedowns associated with the bankruptcy of MCI (formerly known as WorldCom).

(3)	Third quarter 2002 results include a $17 million after-tax loss from discontinued operations and $105 million pre-tax reserves associated with the bankruptcies of MCI and U.S. Airways.
(4)

Fourth quarter 2002 results include $112 million after-tax income from discontinued operations, $3 million pre-tax restructuring credits and $26 million pre-tax reserves and asset writedowns associated with the bankruptcies of MCI and United Airlines.

(5)

First quarter 2001 results include $7 million after-tax income from discontinued operations, $40 million pre-tax amortization expense related to goodwill and other intangible assets no longer amortized, a $315 million pre-tax gain resulting from the reclassification of certain available-for-sale securities to the trading securities classification and a $24 million after-tax cumulative accounting adjustment related to the adoption of SFAS No. 133.

(6)

Second quarter 2001 results include $9 million after-tax income from discontinued operations and $43 million pre-tax amortization expense related to goodwill and other intangible assets no longer amortized.

(7)

Third quarter 2001 results include $11 million after-tax income from discontinued operations, $141 million pre-tax acquired in-process research and development and other acquisition-related costs and $45 million pre-tax amortization expense related to goodwill and other intangible assets no longer amortized.

(8)

Fourth quarter 2001 results include $6 million after-tax income from discontinued operations, $3 million pre-tax acquired in-process research and development and other acquisition-related costs, $15 million pre-tax restructuring credits and $45 million pre-tax amortization expense related to goodwill and other intangible assets no longer amortized.

Reporting Segments.  Through July 27, 2003, we conducted our IT business through our Operations Solutions and Solutions Consulting lines of business. Those units have been transitioned to a unified IT business, including information technology outsourcing, business process outsourcing and applications development. We will continue to report revenue and operating income separately for our A.T. Kearney and Product Lifecycle Management ("PLM") Solutions subsidiary businesses. On October 13, 2003, we announced we are considering an initial public offering or private offering of a minority stake in PLM Solutions as a strategic alternative for the business.

Restructuring Charges and Asset Write-downs.  During the second quarter of 2003, we announced our plans to improve the cost competitiveness of our core outsourcing business, including streamlining our cost structure and accelerating our Best ShoreSM initiative, through which we locate software application development and call-center support resources in cost-effective locations around the world. We currently expect these actions will result in pre-tax restructuring charges and asset write-downs totaling approximately $460 million in 2003 and 2004. The after-tax cash component of such charge is approximately $300 million. In connection with these actions, we recognized pre-tax restructuring charges and asset write-downs totaling $43 million in the quarter ended June 30, 2003 and a pre-tax restructuring charge of $159 million in the quarter ended September 30, 2003. We expect to recognize approximately $130 million in pre-tax restructuring charges during the fourth quarter of 2003 and approximately $130 million in pre-tax restructuring charges during the first half of 2004. See "Results of Operations - Consolidated /Costs and Expenses" for further discussion.

Renegotiation of Lines of Credit and NMCI Facility.  Effective as of September 29, 2003, we completed the renegotiation of our committed lines of credit, including a reduction of the aggregate commitment from $1.25 billion to $1 billion. Our $625 million Revolving Credit and Term Loan Agreement was replaced with a $450 million Three-Year Multi-Currency Revolving Credit Agreement and our $625 million Multi-Currency Revolving Credit Agreement was amended and restated to include financial and other terms similar to the new Three Year Multi-Currency Revolving Credit Agreement and to reduce the commitment thereunder to $550 million. There were no amounts outstanding under the predecessor credit facilities and there continue to be no amounts outstanding under the new facilities. On October 23, 2003, we announced the extension and expansion of the facility under which we securitize receivables associated with the NMCI contract. Under the new agreement, availability under the facility has increased from $600 million to $900 million and the term extended from 2005 to 2007. Refer to "Liquidity and Capital Resources" for further discussion.

Disposition of CUIG Business.  On July 14, 2003, we completed the disposition of our Credit Union Industry Group ("CUIG") business for $218 million in cash, excluding approximately $10 million of retained receivables, and recognized a $139 million gain on the sale in our results of operations. CUIG generated revenues of approximately $160 million in processing and services revenues in 2002.

Results of Operations - Consolidated

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM as reported in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003. The table reflects the 2002 financial information on an as reported and comparable pro forma basis as if the accounting changes had been applied to all contracts at inception (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Base Revenues:
As reported	$ 4,693	$ 4,749	$ 14,102	$ 14,061
Pro forma impact of accounting changes	-	(379)	-	(1,079)
As reported/pro forma	$ 4,693	$ 4,370	$ 14,102	$ 12,982

GM Revenues:
As reported	$ 546	$ 585	$ 1,694	$ 1,933
Pro forma impact of accounting changes	-	2	-	(35)
As reported/pro forma	$ 546	$ 587	$ 1,694	$ 1,898

Total Revenues:
As reported	$ 5,239	$ 5,334	$ 15,796	$ 15,994
Pro forma impact of accounting changes	-	(377)	-	(1,114)
As reported/pro forma	$ 5,239	$ 4,957	$ 15,796	$ 14,880

The following table displays our revenue growth percentages as calculated using revenue as reported in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and on a comparable pro forma basis for 2002, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
Three Months Ended September 30,	2003	2002	2003	2002	2003	2002
Growth in as reported/pro forma revenues	6%	(3%)	7%	1%	(7%)	(22%)
Impact of foreign currency changes	(4%)	(2%)	(4%)	(3%)	(2%)	-
Constant currency revenue growth	2%	(5%)	3%	(2%)	(9%)	(22%)
Impact of acquisitions	-	(1%)	-	(1%)	-	-
Impact of divestitures	1%	-	1%	-	-	-
Organic revenue growth	3%	(6%)	4%	(3%)	(9%)	(22%)

	Total		Base		GM
Nine Months Ended September 30,	2003	2002	2003	2002	2003	2002
Growth in as reported/pro forma revenues	6%	2%	9%	5%	(11%)	(18%)
Impact of foreign currency changes	(5%)	(1%)	(6%)	-	(2%)	-
Constant currency revenue growth	1%	1%	3%	5%	(13%)	(18%)
Impact of acquisitions	-	(6%)	-	(7%)	-	-
Impact of divestitures	-	2%	-	2%	-	-
Organic revenue growth	1%	(3%)	3%	-	(13%)	(18%)

Constant currency revenue growth is calculated by removing from as reported/pro forma revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. Organic revenue growth further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenue from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period.

Total revenues decreased $95 million, or 2%, for the three months ended September 30, 2003 compared to the corresponding period in 2002. Total revenues increased $282 million, or 6%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. Total as reported/pro forma revenues increased 3% in 2003 on an organic basis. Revenues from base clients decreased $56 million, or 1%, for the three months ended September 30, 2003 compared to the corresponding period in 2002. Base as reported/pro forma revenues increased $323 million, or 7%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. Base revenues increased 4% in 2003 on an organic basis. Revenues from GM decreased $39 million, or 7%, for the three months ended September 30, 2003 compared to the corresponding period in 2002. GM revenues decreased $41 million, or 7%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. As reported/pro forma revenue from GM decreased 9% in 2003 on both a constant currency and an organic basis. The decrease in revenues from GM was primarily the result of a reduction in GM's discretionary IT spending and the impact of the renegotiation of the GMNA, GMAC and Global Mainframe Compute agreements. See "Results of Operations - Segments" for a further discussion of revenues.

Total revenues decreased $198 million, or 1%, for the nine months ended September 30, 2003 compared to the corresponding period in 2002. Total revenues increased $916 million, or 6%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. Total as reported/pro forma revenues increased 1% in 2003 on an organic basis. Revenues from base clients increased $41 million for the nine months ended September 30, 2003 compared to the corresponding period in 2002. Base as reported/pro forma revenues increased $1,120 million, or 9%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. As reported/pro forma base revenues increased 3% in 2003 on an organic basis. Revenues from GM decreased $239 million, or 12%, for the nine months ended September 30, 2003 compared to the corresponding period in 2002. GM revenues decreased $204 million, or 11%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. As reported/pro forma revenue from GM decreased 13% in 2003 on both a constant currency and an organic basis. The decrease in revenues from GM was primarily the result of the reasons discussed above. See "Results of Operations - Segments" for a further discussion of revenues.

Costs and expenses.  The following table displays our operating margin percentages [(revenues less costs and expenses)/revenues] based on the results as reported in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and on an as reported and comparable pro forma basis for 2002 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Margin Percentage:
As reported	1.5%	5.1%	2.2%	8.7%
Pro forma impact of accounting changes	-	(5.2%)	-	(5.6%)
As reported/pro forma	1.5%	(0.1%)	2.2%	3.1%

Our operating margin percentage decreased to 1.5% for the three months ended September 30, 2003, compared with 5.1% for the corresponding period in 2002. Our operating margin percentage was (0.1)% for the three months ended September 30, 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. Operating income in the current period was adversely affected by restructuring charges (discussed further below) which had a 300 basis point negative impact on our 2003 operating margin percentage. Operating income in the current period was favorably impacted by a $139 million gain recognized on the sale of our CUIG business (discussed further below) which had a 270 basis point favorable impact on our 2003 operating margin. Operating income in 2002 was adversely affected by receivable reserves and asset writedowns related to our contractual relationships with MCI and US Airways (discussed further below), both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset writedowns had a 200 basis point negative impact on our reported 2002 operating margin and a 210 basis point negative impact on our operating margin adjusted on a pro forma basis for accounting changes. Our operating margin for the three months ended September 30, 2003 was negatively impacted by declines in our GM business (40 basis points) and additional annual pension and health care costs (80 basis points), and was favorably impacted by decreased bonus expense (110 basis points) and an increase in volume (40 basis points). Our operating margin for the three months ended September 30, 2002 was negatively impacted by contract issues (90 basis points). The remaining change in our operating margin percentage between the two periods was due to declines in higher margin discretionary IT applications spending by our clients as a result of general economic conditions and offshore competition. See "Results of Operations - Segments" for a further discussion of operating margins.

Our operating margin percentage decreased to 2.2% for the nine months ended September 30, 2003, compared with 8.7% for the corresponding period in 2002. Our operating margin percentage was 3.1% for the nine months ended September 30, 2002 after adjusting the 2002 results on a pro forma basis for accounting changes. Operating income in the 2003 period was adversely affected by restructuring charges (discussed further below) which had a 100 basis point negative impact on our operating margin, and executive severance charges and asset writedowns (discussed further below) which had a 60 basis point negative impact on our operating margin. Operating income in the 2003 period was favorably impacted by a $139 million gain recognized on the sale of our CUIG business (discussed further below) which had a 90 basis point favorable impact on our operating margin, and a $98 million reversal of MCI receivable reserves (discussed further below) which had a 60 basis point favorable impact on our operating margin. Operating income in 2002 was adversely affected by receivable reserves and asset writedowns related to our contractual relationships with MCI and US Airways (discussed further below), both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset writedowns had a 130 basis point negative impact on our reported 2002 operating margin and a 140 basis point negative impact on our operating margin adjusted on a pro forma basis for accounting changes. Our operating margin for the nine months ended September 30, 2003 was negatively impacted by declines in our GM business (90 basis points) and additional annual pension and health care costs (80 basis points), and was favorably impacted by an increase in volume (20 basis points). Our operating margin for the nine months ended September 30, 2002 was negatively impacted by contract issues (50 basis points). The remaining change in our operating margin between the two periods was due to declines in higher margin discretionary IT applications spending by our clients as a result of general economic conditions and offshore competition. See "Results of Operations - Segments" for a further discussion of operating margins.

During the second quarter of 2003, we began implementation of an initiative to reduce our costs, streamline our organizational structure and exit certain operating activities. These efforts are designed to improve our cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We plan to complete the initiative in 2004 and estimate that approximately 5,200 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, we recorded restructuring charges of $159 million during the three months ended September 30, 2003, consisting of $157 million resulting from the involuntary termination of approximately 2,400 employees and $2 million resulting from the exit of certain business activities and the consolidation of facilities. In addition, we recorded restructuring charges and asset write-downs of $7 million and $36 million, respectively, during the second quarter of 2003. The restructuring charge related primarily to executive severance costs. The 2003 initiative is expected to require total charges of approximately $460 million ($120 million non-cash) and generate annual savings of $330 to $360 million.

During the third quarter of 2003, we completed the sale of our CUIG business for $218 million in cash, excluding approximately $10 million of retained receivables, and recognized a $139 million gain on the sale in our results of operations. The net results of the CUIG business are not included in discontinued operations in the unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2003 and 2002 due to our level of continuing involvement as an IT service provider to the business. CUIG supported approximately 1,000 credit union customers and generated revenues of approximately $160 million in processing and services revenues in 2002.

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

Other income (expense).  Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Other income (expense):
Interest expense	$ (86)	$ (59)	$ (215)	$ (189)
Interest income and other	29	(55)	28	(50)
Total other income (expense)	$ (57)	$ (114)	$ (187)	$ (239)

Interest expense increased $27 million and $26 million for the three months and nine months ended September 30, 2003, respectively, compared with the corresponding periods in 2002. The increase in interest expense was due to the increase in our outstanding debt balance in 2003. See "Liquidity and Capital Resources" for a further discussion of our outstanding debt balance. Interest income and other increased $84 million and $78 million during the three months and nine months ended September 30, 2003, respectively, compared with the corresponding periods in 2002. The increase in interest income and other in 2003 was primarily due to investment losses recognized in the third quarter of 2002 which included a $35 million charge related to the writedown of an investment in a partnership which held leveraged leases with U.S. Airways.

Income taxes.  Our effective tax rates were 105% and 34% for the three months ended September 30, 2003 and 2002, respectively. The increase in our effective tax rate in 2003 was due to non-deductible goodwill attributed to the CUIG business, which we sold in July 2003 for a gain of $139 million ($77 million net of tax), and the non-recognition of tax benefits for a portion of the restructuring charge incurred in certain foreign tax jurisdictions. The CUIG sale and the restructuring charge increased our effective tax rate by 71 percentage points.

Discontinued operations.  Income (loss) from discontinued operations, net of income taxes, was $(17) million for the three months ended September 30, 2002, and $(2) million and $(3) million for the nine months ended September 30, 2003 and 2002, respectively. We sold our Consumer Network Services ("CNS") unit in December 2002 and our subscription fulfillment business in April 2003. The net results of CNS are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2002. The net results of the subscription fulfillment business, including an asset impairment provision of $35 million in the third quarter of 2002, are included in discontinued operations in the unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002. The results of our CUIG business, which we sold in July 2003, are included in income from continuing operations due to our expected level of continuing involvement as an IT service provider to such business.

Net income (loss).  Net income (loss) decreased to $(1) million for the three months ended September 30, 2003 compared with $86 million during the corresponding period of the prior year. Net income (loss) decreased to $(1,344) million for the nine months ended September 30, 2003 compared with $755 million during the corresponding period of the prior year.

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

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 of the current year through September 30 of the following year. At September 30, 2003, our unaudited condensed consolidated balance sheet reflected approximately $1.6 billion of assets attributable to this contract, consisting of receivables, property and equipment, other assets and net deferred costs related to the development of the dedicated NMCI infrastructure. Such assets are expected to be recovered with cash flows from the contract over its remaining term. At September 30, 2003, we had approximately 277,000 computer seats under management that were then billable, and approximately 110,000 of these seats had been switched over to the new environment. With respect to the program year ending September 30, 2004, at October 29, 2003 we have received orders for approximately 311,000 computer seats and had approximately 302,000 computer seats under management that were then billable. Approximately 120,000 of these seats had been switched over to the new environment. Based on current discussions with the DON, we expect to receive orders for approximately 345,000 computer seats for the program year ending September 30, 2004. We expect to have assumed responsibility for between 305,000 and 345,000 of these computer seats by December 31, 2003, and anticipate that approximately 140,000 to 180,000 of these seats will have been switched over to the new environment by such date.

Prior to September 30, 2003, the number of computer seats that the DON was allowed to order had been limited to 310,000 seats, until such time the DON had successfully completed its operational evaluation ("OPEVAL") of the NMCI system. In October 2003, the DON and the Department of Defense reached an agreement, based on prior testing and the pre-testing for the operational evaluation of the NMCI system, to separate OPEVAL from the acquisition decision to order seats beyond 310,000.  The DON is now authorized to order up to 345,000 seats. However, the OPEVAL is still a program requirement, is expected to proceed on schedule, and will be used to identify issues needing ongoing improvement. Completion of the OPEVAL is expected to occur in late 2003.

Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill 100% of the seat price included in the pricing schedule. All seats under management are billed at 85% of the associated seat price included in the pricing schedule until we meet service performance levels defined in the contract. Upon meeting such service levels, seats operating under the NMCI environment are billed at 100% of the seat price while those operating under the existing legacy environment continue to be billed at the 85% price. Achievement of service levels for targeted sites is required for us to bill at 100% of the seat price.  We expect this to occur throughout 2004.

We developed the pricing for the NMCI Contract based on the assumption we would receive revenues and seat orders in the types and amounts and during the periods projected in the contract's pricing schedule. For a number of reasons, the roll-out schedule on which we based our pricing has been delayed significantly. These reasons include additional testing requirements imposed subsequent to the contract's signing, delay in the receipt of orders from the DON and inefficient program management. Seat deployment schedules utilized in developing the estimated revenues and costs for the remaining term of the contract are based on orders received to date and discussions with the DON.

For the three months and nine months ended September 30, 2003, we reported pre-tax losses associated with the NMCI contract of $91 million and $295 million, respectively. On a pro forma basis adjusted for accounting changes, pre-tax losses for the three months and nine months ended September 30, 2002 were $151 million and $384 million, respectively.

MCI.  We provide IT services to MCI, the majority of which are provided under an 11-year services agreement signed in October 1999. MCI filed for bankruptcy protection in July 2002. As a result of the bankruptcy, we recorded net reserves and asset write-downs of $118 million during 2002, including reserves and asset write-downs totaling $101 million and $132 million during the three months and nine months ended September 30, 2002, respectively. During the second quarter of 2003, the bankruptcy court affirmed revised agreements with MCI which reflect changes in its service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to us. Based on the actions of the bankruptcy court, we reversed $98 million of the reserve established for pre-bankruptcy receivables due from MCI in the second quarter of 2003. We received payment of the $98 million from MCI during July 2003.

In an unrelated transaction, we entered into a fiber optic equipment leveraged lease with a subsidiary of MCI in 1988. We expect to reach an agreement with MCI during the fourth quarter of 2003 on amended terms that will not differ materially from the current lease arrangement.

Airline Industry Relationships.  We provide IT services to US Airways through a long-term agreement. US Airways filed for bankruptcy protection in August 2002. Its plan of reorganization was confirmed and became effective on March 31, 2003. On that date, we entered into a new contract with US Airways to provide IT services which superseded our previous contract with the airline. The new agreement, which has a term of 10 years, provides for reduced services and pricing. Total receivables outstanding under such agreement, net of reserves, were approximately $43 million at September 30, 2003. We own equipment and other assets having a net book value of approximately $37 million deployed on the US Airways services agreement at September 30, 2003.

Our largest IT agreement in the airline industry is with American Airlines. We had approximately $45 million in receivables and $100 million in operating assets associated with that contract at September 30, 2003. Effective April 15, 2003, we amended our IT agreement with American Airlines in connection with its efforts to avoid bankruptcy. This amendment has resulted in a decrease in revenues and earnings from this client. In addition to our IT agreement with American, our exposure to aircraft leveraged lease investments with American is $23 million. Our remaining exposure to investments in aircraft leases totals approximately $135 million. At September 30, 2003, we had approximately $90 million in receivables and $85 million of contract-related assets attributable to seven other U.S. and international airline and travel related clients.

Construct Contracts.  Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. We are currently performing construct activities on 18 contracts and, in most cases, concurrently providing various IT services using the legacy IT systems acquired from the clients. At September 30, 2003, we had deferred contract costs of approximately $920 million and other assets, including prepaid expenses, equipment and software, of approximately $1.4 billion associated with these contracts, the most significant of which is the NMCI contract. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. While we believe we can deliver the required systems and services and our investment in each of these contracts will be recovered over their respective terms, significant further delays in development and construction, or termination or significant amendment of the respective contract, could result in an impairment of a portion of the associated assets.

Other Commercial Contract.  We have previously referred to a significant commercial contract under which we provide various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract is included in the construct contracts described above requiring significant investment in their early stages.  At September 30, 2003, we had invested assets of approximately $200 million, including receivables, prepaid expenses, equipment, deferred contract costs and software, associated with this contract. These assets are expected to be recovered through cash flows from the contract over its remaining term. At December 31, 2002, we had invested assets of $432 million associated with this contract, including receivables, prepaid expenses, equipment and software. The decrease in invested assets is due principally to accounting changes implemented effective January 1, 2003 (see "Recent Developments"). This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. For the three months and nine months ended September 30, 2003, we recognized losses of $46 million and $192 million, respectively, under this contract. We expect a moderate improvement in the level of operating losses under this contract in 2004.

Results of Operations - Segments

During the three months ended September 30, 2003, we completed the transition of our Operations Solutions and Solutions Consulting lines of business to a unified IT outsourcing business. Prior period segment data has been restated to conform to the current period presentation. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category is primarily comprised of corporate expenses and includes differences between fixed and actual exchange rates and corporate expenses.

Revenues. The following table displays revenues by reportable segment for the three months and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues:
Outsourcing	$ 4,738	$ 4,942	$ 14,328	$ 15,037
PLM Solutions	212	197	618	650
A.T. Kearney	192	266	643	850
All other	97	(71)	207	(543)
Total	$ 5,239	$ 5,334	$ 15,796	$ 15,994

Revenues from our Outsourcing segment decreased $204 million, or 4%, for the three months ended September 30, 2003 relative to the comparable period in 2002. Outsourcing revenues increased $167 million, or 4%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. This increase was comprised of a $218 million increase in revenues from base clients offset by a $51 million decrease in revenues from GM. The increase in base revenues was primarily due to increases in U.S. government and EMEA clients, offset by decreases in Americas and Asia Pacific clients. Base revenues from clients in the Americas were negatively impacted by the terms of our revised agreements with MCI, American Airlines and US Airways in 2003. Base revenues for the Outsourcing segment were also adversely impacted by the decrease in total contract value of new business and renewals of existing business signed since mid-2002 relative to prior periods. In addition, future revenues for the Outsourcing segment will also be adversely impacted if the total contract value of new and renewal business  signings continues at current rates. The decrease in GM revenues was primarily due to a reduction in GM's discretionary IT spending and the impact of the renegotiation of the GMNA, GMAC and Global Mainframe Compute agreements. Revenues from our PLM Solutions segment increased $15 million, or 8%, for the three months ended September 30, 2003 relative to the comparable period in 2002. This increase was due to stronger sales in the software, maintenance, and service areas. Revenues from our A.T. Kearney segment decreased $74 million, or 28%, for the three months ended September 30, 2003 relative to the comparable period in 2002. This decrease was primarily due to weaker demand for high value management consulting services in 2003.

Revenues from our Outsourcing segment decreased $709 million, or 5%, for the nine months ended September 30, 2003 relative to the comparable period in 2002. Outsourcing revenues increased $398 million, or 3%, in 2003 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. This increase was comprised of a $627 million increase in revenues from base clients offset by a $229 million decrease in revenues from GM. The increase in base revenues was primarily due to increases in U.S. government and EMEA clients, offset by decreases in Americas and Asia Pacific clients. Base revenues from clients in the Americas were negatively impacted by the terms of our revised agreements with MCI, American Airlines and US Airways in 2003. The decrease in GM revenues was primarily due to the reasons discussed above. Revenues from our PLM Solutions segment decreased $32 million, or 5%, for the nine months ended September 30, 2003 relative to the comparable period in 2002. This decrease was due to lower discretionary spending in the first half of 2003 across a range of industries served by this segment. Revenues from our A.T. Kearney segment decreased $207 million, or 24%, for the three months ended September 30, 2003 relative to the comparable period in 2002. This decrease was primarily due to weak demand for high value management consulting services.

Operating income. Management uses operating income, which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. The following table displays operating income by reportable segment for the three months and nine months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Operating income (loss):
Outsourcing	$ 375	$ 450	$ 1,323	$ 1,792
PLM Solutions	33	21	95	104
A.T. Kearney	(18)	8	(10)	59
All other	(294)	(209)	(954)	(568)
Total	$ 96	$ 270	$ 454	$ 1,387

The operating margin for our Outsourcing segment was 7.9% for the three months ended September 30, 2003 compared with 9.1% for the comparable period in 2002. The operating margin for Outsourcing was 3.9% for the three months ended September 30, 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. Our operating margin in 2003 and 2002 pro forma operating margin as adjusted for accounting changes were adversely affected by losses recognized on our NMCI contract and another significant commercial contract. Such losses reduced our operating margin by approximately 290 basis points and 430 basis points, respectively, for the three months ended September 30, 2003 and 2002. Operating income in 2002 was adversely affected by receivable reserves and asset writedowns related to our contractual relationships with MCI and US Airways, both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset writedowns had a 210 basis point negative impact on our reported 2002 operating margin and a 230 basis point negative impact on our operating margin as adjusted on a pro forma basis for accounting changes. The increase in 2003 compared with the pro forma margin in 2002 was primarily due to improved operating margins in our EMEA and U.S. Government units. The operating margin for PLM Solutions was 15.6% for the three months ended September 30, 2003 compared with 10.7% for the comparable period in 2002. The increase in 2003 was due to stronger sales in the higher margin software and maintenance areas. The operating margin for A.T. Kearney was (9.4)% for the three months ended September 30, 2003 compared with 3.0% for the comparable period in 2002. The decrease in 2003 was due to lower revenues.

The operating margin for our Outsourcing segment was 9.2% for the nine months ended September 30, 2003 compared with 11.9% for the comparable period in 2002. The operating margin for Outsourcing was 6.3% for the nine months ended September 30, 2002 after adjusting the 2002 results on a pro forma basis for the impact of accounting changes. Our operating margin in 2003 and 2002 pro forma operating margin as adjusted for accounting changes were adversely affected by losses recognized on our NMCI contract and another significant commercial contract. Such losses reduced our operating margin by approximately 350 basis points and 440 basis points, respectively, for the nine months ended September 30, 2003 and 2002. Operating income in 2003 was favorably impacted by a $98 million reversal of MCI receivable reserves (70 basis points). Operating income in 2002 was adversely affected by receivable reserves and asset writedowns related to our contractual relationships with MCI and US Airways, both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset writedowns had a 140 basis point negative impact on our reported 2002 operating margin and a 150 basis point negative impact on our operating margin as adjusted on a pro forma basis for accounting changes. The remaining change between the 2003 operating margin and the 2002 pro forma operating margin as adjusted for accounting changes was primarily due to improved operating margins in our EMEA and U.S. Government units. The operating margin for PLM Solutions was 15.4% for the nine months ended September 30, 2003 compared with 16.0% for the comparable period in 2002. The operating margin for A.T. Kearney was (1.6)% for the nine months ended September 30, 2003 compared with 6.9% for the comparable period in 2002. The decrease in 2003 was due to lower revenues.

Our Outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of "mega-deals." A number of these outsourcing agreements have terms that expire in coming years, including our agreement with the U.K. Inland Revenue which expires in June 2004 and our Master Service Agreement with GM which expires in 2006. The termination of either of these agreements would materially adversely affect our revenue and earnings from and after the date of such termination. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with these agreements, including property, equipment and software. In addition, the extension of either of these agreements on terms less favorable to us than current terms would also adversely affect our revenue and earnings.

Financial Position

At September 30, 2003, we held cash and marketable securities of $3.0 billion, had negative working capital of $16 million, and had a current ratio of 1-to-1. This compares to cash and marketable securities of $1.9 billion, working capital of $3.3 billion, and a current ratio of  1.5-to-1 at December 31, 2002. The decrease in working capital in 2003 was primarily due to the cumulative adjustment resulting from the retroactive adoption of accounting changes (see "Recent Developments" above) which reduced current assets by $2.6 billion, including a reduction in accounts receivable of $2.9 billion, and increased current liabilities by $183 million. Approximately 13% of our cash and cash equivalents and marketable securities at September 30, 2003 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 54 days at September 30, 2003 compared to 55 days at December 31, 2002. Days sales outstanding for trade receivables were 56 days at December 31, 2002 on a pro forma basis as adjusted for accounting changes. Days payables outstanding at September 30, 2003 decreased to 18 days from 28 days at December 31, 2002. Days payable outstanding were 18 days at

December 31, 2002 on a pro forma basis as adjusted for accounting changes. We expect days payable outstanding to increase in the future as a result of our efforts to improve working capital management.

Total debt increased to $6.8 billion at September 30, 2003 from $5.4 billion at December 31, 2002 primarily due to our issuance in June 2003 of $1.1 billion aggregate principal amount of Senior Notes due 2013 and $690 million aggregate principal amount of 3.875% Convertible Senior Notes due 2023 (see "Liquidity and Capital Resources" below). Total debt consists of notes payable, capital leases and commercial paper, and included $1.6 billion of convertible notes at September 30, 2003 and December 31, 2002 that we expect to settle with funds obtained from outstanding forward contracts for the sale of 27 million shares of our common stock at $59.31 per share. The forward contract is 100% collateralized by the holders of the convertible notes. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 53% at September 30, 2003 compared to 43% at December 31, 2002. In conjunction with the issuance of the Senior Notes, we entered into interest rate swap fair value hedges with a notional amount of $1.1 billion under which we receive fixed rates of 6.0% and pay floating rates equal to the six-month London Interbank Offering Rate (1.180% at September 30, 2003) plus 2.275% to 2.494%.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $328 million to $866 million for the nine months ended September 30, 2003 compared with $1,194 million during the corresponding period of the prior year. The decrease in net cash provided by operating activities was due to a $497 million decrease in earnings, as adjusted to exclude non-cash operating items, partially offset by a $169 million change in working capital items. Net cash used in investing activities decreased $212 million to $912 million for the nine months ended September 30, 2003 compared with $1,124 million during the corresponding period of the prior year. The decrease in net cash used in investing activities was primarily due to proceeds from divested assets of $224 million, a decrease in capital expenditures (as defined below, excluding capital lease payments) of $102 million and a decrease in payments related to acquisitions of $118 million, somewhat offset by an increase in net payments related to marketable securities of $232 million.

Free cash flow decreased to $(157) million for the nine months ended September 30, 2003 compared with $137 million during the corresponding period of the prior year. We define free cash flow, which is a non-GAAP measure, as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and payments for purchases of marketable securities, and (ii) capital lease payments. Free cash flow for the nine months ended September 30, 2003 reflects net cash provided by operating activities of $866 million, less capital expenditures of $1.1 billion. Free cash flow for the nine months ended September 30, 2002 reflects net cash provided by operating activities of $1.2 billion, less capital expenditures of $1.1 billion. We report free cash flow to enable investors to differentiate between cash generated by our ongoing business operations and cash generated or used by events or transactions unrelated to those operations. Free cash flow is also used by management in establishing internal performance targets.

Our principal source of liquidity is cash on hand and cash flow from operations. In addition, in September 2003, we completed the renegotiation of our committed credit facilities, resulting in a reduction of the aggregate commitment from $1.25 billion to $1.0 billion. The Company's $625 million Revolving Credit and Term Loan Agreement, which terminated on September 11, 2003, was replaced with a $450 million Three-Year Multi-Currency Revolving Credit Agreement with a syndicate of banks. In addition, our existing $625 million Multi-Currency Revolving Credit Agreement was amended and restated to include financial and other terms similar to the new Three Year Multi-Currency Revolving Credit Agreement and to reduce the commitment thereunder to $550 million. There were no amounts outstanding under our available credit facilities at September 30, 2003 or December 31, 2002.

Our credit facilities and indentures governing our long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. In addition, our credit facilities contain certain financial and other restrictive covenants that would allow the associated indebtedness to be accelerated in the event of noncompliance. The financial covenants include a minimum net worth requirement, a fixed charge coverage requirement and a leverage ratio requirement. The minimum net worth requirement is calculated each calendar quarter as the sum of: a) $4.925 billion, plus b) 50% of consolidated net income (as defined) excluding losses after September 30, 2003, plus c) 80% of any increase in net worth resulting from issuances of equity interests, plus d) 100% of any increase in net worth resulting from issuances of equity interests related to our convertible notes due in 2004, less e) 50% of one-time charges (as defined) after September 30, 2003 up to a maximum reduction of $625 million, less f) $100 million. The leverage ratio requirement limits our leverage ratio (as defined) to 2.75-to-1 through June 2004, 2.25-to-1 from July 2004 through June 2005, and 2.00-to-1 from July 2005 thereafter.

The fixed charge coverage requirement requires us to maintain a fixed charges ratio (as defined) of no less than 1.10-to-1 through June 2004 and 1.25-to-1 thereafter. We were in compliance with all covenants at September 30, 2003. The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at September 30, 2003 (dollars in millions):

As of and for the Twelve Months Ended September 30, 2003
	Covenant	Actual
Minimum net worth	$ 4,826	$ 5,795
Leverage ratio	2.75-to-1	2.25-to-1
Fixed charge coverage ratio	1.10-to-1	1.92-to-1

We historically have utilized commercial paper facilities to manage short-term working capital fluctuations and as interim financing for acquisitions. However, as a result of recent ratings actions, we no longer intend to access the commercial paper market. We had no commercial paper outstanding at September 30, 2003.

In June 2003, we completed the offer and sale of $1.1 billion aggregate principal amount of our 6.0% Senior Notes due 2013 and $690 million aggregate principal amount of our 3.875% Convertible Senior Notes due 2023 in concurrent private offerings. In the event the credit ratings assigned to the 6.0% Senior Notes fall to below Baa3 by Moody's Investor Services, Inc. ("Moody's") or BBB- by Standard & Poor's Rating Services ("S&P"), the interest rate payable on such notes will be increased by 0.50%. If, following such a downgrade, Moody's or S&P subsequently increase the ratings assigned to the notes to at least Baa3 and BBB-, respectively, the interest rate payable on such notes will be decreased by 0.50%.

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

During October 2003, we redeemed $732 million outstanding principal amount of our zero-coupon convertible notes at the request of the holders of such notes and in accordance with the terms thereof. The remaining $40 million principal amount of such notes may be redeemed at the option of the holders thereof in October 2004 and periodically thereafter.

On June 20, 2003, S&P downgraded our long-term credit rating to BBB and our short-term rating to A3, each with a negative outlook. On June 24, 2003, Moody's downgraded our long-term credit rating to Baa3 and our short-term rating to Not Prime, each with a negative outlook, and Fitch downgraded our long-term rating to BBB and our short-term rating to F3, each with a stable outlook. These credit rating agencies could take further adverse actions with respect to our ratings. The following table summarizes our senior long-term debt and commercial paper credit ratings by Moody's, S&P and Fitch at September 30, 2003:

	Moody's	S&P	Fitch
Senior long-term debt	Baa3	BBB	BBB
Short-term debt	Not Prime	A3	F3

As a result of the downgrade by Moody's, the maturity of our remaining minimum commitment under a software subscription agreement would have been accelerated. We paid our remaining commitment under that agreement of approximately $227 million, including prepayment costs, on July 1, 2003.

At September 30, 2003, we had $258 million outstanding under a $500 million secured revolving financing arrangement collateralized by trade receivables. In the event certain stated criteria are not complied with or a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, our long-term debt rating falling below BBB‑ by S&P or Baa3 by Moody's, or events or collection trends materially negatively impacting the collateral.

During October 2003, we extended and expanded the securitization facility under which we finance the purchase of capital assets for our NMCI Contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more consistent with the term of the NMCI Contract. Under the terms of this facility, we finance the purchase of capital assets for the NMCI Contract by selling certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. At September 30, 2003, the Trust had external borrowings of $476 million and our beneficial interest was $252 million. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to us, but would preclude additional financial asset purchases by the Trust. We have no effective control over the activities of the Trust, and it is legally isolated from us.

Client payments are made directly to the Trust, with the excess of the amounts due then paid to us. If the client does not make the required payments under the NMCI Contract, we are not obligated to acquire the underlying assets except upon receipt of notification of the client's intention to terminate the contract due to our breach or the material inaccuracy of certain representations made by us. Certain events give the Trust the right to retain all client payments under the NMCI Contract until the Trust's external borrowings are repaid. These events include the cancellation of the NMCI Contract by the client, our performance default of any payment obligation or of any covenant under the facility, a material adverse change in our operations that materially adversely affects our ability to perform our duties under the transaction documents, our failure to be in compliance with the financial covenants in our credit facilities, or client payments under the NMCI Contract falling below minimum levels. We are obligated to pay any remaining amounts due the Trust not collected through contract payments approximately 180 days (90 days in certain circumstances) after termination of the NMCI Contract. We consider the likelihood of the occurrence of any of these events to be remote.

Our credit facilities, the indentures governing our long-term notes, our revolving secured financing arrangement, the securitization facility for the NMCI contract and certain other debt instruments contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million.  In addition, our credit facilities contain a cross-default provision with respect to a default by us resulting in the acceleration of $100 million or more of amounts outstanding under one or more of the client supported financing transactions described below.

In connection with certain service contracts, we may arrange a client supported financing transaction ("CSFT") with our client and an independent third-party financial institution or its designee. The use of these transactions enables us to offer clients more favorable financing terms. These transactions also enable the preservation of our capital resources and allow us to avoid client credit risk relating to the repayment of the financed amounts. Under these transactions, the independent third-party financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The use of a CSFT on a service contract results in lower contract revenue and expense to EDS over the contract term.

In the CSFT transactions, client payments are made directly to the financial institution providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the possibility of our failure to comply with any of these terms to be remote.

At September 30, 2003, the estimated future asset purchases that will be financed under existing arrangements was $830 million. The aggregate dollar value of assets purchased under our CSFT arrangements and securitization facility was $94 million and $38 million, respectively, during the three months ended September 30, 2003 and 2002. As of September 30, 2003, there were outstanding an aggregate of $590 million under CSFTs yet to be paid by our clients. In the event a contract may be terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.4 billion. We believe we have sufficient alternative sources of capital to directly finance the purchase of IT capital assets to be used for current or future service contracts with or without the use of these transactions.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitiz- ation
Total estimated draws under financings arranged	$ 3,204	$ 1,878	$ 1,326
Estimated amounts not yet drawn	830	129	701
Total amounts drawn	2,374	1,749	625
Amounts repaid	1,308	1,159	149
Total outstanding at September 30, 2003	$ 1,066	$ 590	$ 476

The following table summarizes CSFT and securitization financing activities for the nine months ended September 30, 2003 (in millions):

	Total	CSFT	Securitiz- ation
Total outstanding at December 31, 2002	$ 905	$ 692	$ 213
Amounts drawn	423	55	368
Amounts repaid	262	157	105
Total outstanding at September 30, 2003	$ 1,066	$ 590	$ 476

Certain of our financing transactions involving IT-related assets have been conducted with entities that are considered "variable interest entities" as that term is used in Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. See Note 13 of Notes to unaudited condensed consolidated financial statements for further information.

New Accounting Standards

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease ("EITF 01-8"). Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The Company enters into contracts for the long-term supply and sale of IT services and systems that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules will be applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-08 on the Company's future results of operations and financial position will depend on the terms contained in contracts signed after such date. The impact of EITF 01-8 on our results of operations and financial position during the third quarter of 2003 was not material.

ITEM 4.   CONTROLS AND PROCEDURES

EDS carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.

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

Based upon their evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information relating to EDS and its consolidated subsidiaries is gathered on a timely basis to be included in our periodic reports.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10(b)(5) thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that we and certain of our current and former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI Contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of our Board of Directors, and certain current and former members of the two committees responsible for administering the plan. We intend to defend these actions vigorously. As these actions are in an early stage, we are not able to determine the actual impact on us or our consolidated financial statements.  On November 10, 2003, a hearing on our motion to dismiss the consolidated securities action and the consolidated ERISA action was held before the U.S. District Court for the Eastern District of Texas.

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

ITEM 5.  OTHER INFORMATION

The scheduled date of our 2004 Annual Shareholder Meeting has been changed from April 23, 2004 (as indicated in our 2003 proxy materials) to May 25, 2004. This change does not impact the date by which shareholder proposals intended to be presented at our 2004 Annual Shareholder Meeting and included in our proxy materials for that meeting must be received under applicable SEC rules (December 11, 2003, as indicated in our 2003 proxy materials). However, under our Bylaws, this change will result in an extension of the date by which advance notice of nominations for directors and items of business must be given by shareholders from January 26, 2004 (as indicated in our 2003 proxy materials) to February 27, 2004. We refer you to "Additional Information: Shareholder Proposals for 2004 Annual Meeting" in our 2003 proxy statement for a discussion of certain procedures that shareholders must follow under our Bylaws to nominate persons for election as directors or to introduce an item of business at an annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1	Three-Year Multi-Currency Revolving Credit Agreement dated as of September 29, 2003, among EDS, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc, as Joint Syndication Agents, and the other lenders named therein.
10.2	Amendment and Restatement Agreement dated as of September 29, 2003 among EDS, the lenders party thereto and Citibank, N.A., as Administrative Agent under the Multi-Currency Revolving Credit Agreement dated as of September 15, 1999, among EDS, the financial institutions party thereto, including Bank of America, N.A., JPMorgan Chase Bank, and Citibank, N.A., as Agents, Banco Santander Central Hispano, S.A.-New York Branch, The Dai-ichi Kangyo Bank, Limited, New York Branch, PNC Bank National Association and Wachovia Bank, N.A., as Co-Agents, and Citibank, N.A., as administrative agent.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the quarter ended September 30, 2003, EDS filed or furnished the following Current Reports on Form 8‑K:

(i)	Current Report on Form 8-K dated July 23, 2003 reporting under Item 9 - Regulation FD Disclosure, EDS' financial results for the quarterly period ended June 30, 2003. Such information was furnished under Item 12 of Form 8-K but presented under Item 9 in accordance with the SEC's interim guidance.
(ii)	Current Report on Form 8-K dated September 29, 2003 reporting under Item 9 - Regulation FD Disclosure, the completion of the renegotiation of EDS' committed lines of credit.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: November 13, 2003                                                                              By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: November 13, 2003                                                                               By:                 /s/ Scot H. McDonald

                                                                                                                                                         Scot H. McDonald

                                                                                                                                        Vice President, Corporate Controller

                                                                                                                                               and Chief Accounting Officer

                                                                                                                                             (Principal Accounting Officer)