Form 10-K
period 2003-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2004-03-15
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 01-11779

[EDS LOGO]

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

Common Stock, $.01 Par Value

6.850% Notes due 2004

7.125% Notes due 2009

7.45% Notes due 2029

Income Prides

Zero-Coupon Convertible Senior Notes Due October 10, 2021

6.0% Senior Notes due 2013, Series B

3.875% Convertible Senior Notes due 2023

New York, London Luxembourg Luxembourg Luxembourg New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $10,250,000,000.

There were 481,421,936 shares of the registrant’s common stock outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Overview

Electronic Data Systems Corporation, or EDS, is a leading global provider of information technology and business process outsourcing services. We bring together the world’s best technologies to help clients eliminate boundaries, collaborate in new ways, establish their customers’ trust and continuously seek improvement. A.T. Kearney, a high-value management consultancy, and UGS PLM Solutions, a leading provider of product lifecycle management, or PLM, software applications and related services, each operate as separate subsidiaries of EDS.

As of December 31, 2003, we employed approximately 132,000 persons in the United States and approximately 60 countries around the world. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604-6000.

Our predecessor was incorporated in Texas under the name Electronic Data Systems Corporation in 1962. In 1984, General Motors Corporation, or GM, acquired all of the capital stock of our predecessor, and we remained a wholly owned subsidiary of GM until our split-off in June 1996. As a result of the split-off, we became an independent, publicly held Delaware corporation. Unless the context otherwise requires, references to EDS include its predecessor and subsidiaries.

We make available free of charge on our Web site at www.eds.com/investor our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, or SEC. We also make available on our Web site other reports filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our Web site to be part of this Form 10-K.

EDS Services

Our primary business is information technology and business process outsourcing services. EDS founded the information technology, or IT, outsourcing industry more than 40 years ago. Today, we deliver infrastructure, application and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world.

During 2003, our IT and business process outsourcing services, which had been conducted through the Operations Solutions and Solutions Consulting lines of business, were transitioned to a unified portfolio within our new operating model comprised of our Global Sales & Client Solutions, Service Delivery and Portfolio Management organizations. This model is designed to allow us to go to market with a single face to the client, consolidate our global delivery capabilities, focus our product and portfolio management, and establish a competitive cost structure aligned with market demand. Our Global Sales & Client Solutions organization provides a single point of accountability for client relationships and serves as the center for EDS’ industry expertise. Our Service Delivery organization integrates and manages the delivery of our services on a global basis, taking advantage of the scale of our capacity as well as best practices, tools and processes to deliver high-quality service in a cost-effective and responsive fashion. Portfolio Management works with our other organizations to develop our range of service offerings and determines their strategic direction.

Infrastructure Services. EDS Infrastructure Services delivers hosting, storage, desktop, helpdesk, security and privacy, and communications services that enable clients to drive down their total cost of ownership and increase the productivity of their IT environment across the globe. Infrastructure Services include:

•	Hosting Services. EDS Hosting Services is a one-stop shop for hosting services, including storage, application and Web hosting, and mainframe and midrange management. EDS Hosting Services enhances a client’s existing technologies, providing the flexibility and accountability needed to alleviate productivity constraints, increase return on investment, extend competitive advantage and promote customer loyalty. We provide the security, data integrity, quick response to service disruptions and high availability required for clients’ mission-critical business functions.

•	Mainframe Hosting Services. We provide flexible, large-scale information hosting solutions that optimize productivity, ease IT staffing constraints and preserve capital. EDS Mainframe Hosting Services provides multi-platform support to clients through flexible services coupled with a range of optional features. We enable clients to achieve industry-leading levels of service in systems management, software and hardware management, workload management, security management, and business continuity.

•	Midrange Hosting and Enterprise Service Consolidation. We offer cost-efficient, tiered hosting support services to closely match a diverse range of client needs. Modular, flexible service packages are available with optional service uplifts and customizable adjustments. Our Enterprise Server Consolidation Services provide centralization and consolidation of physical and logical servers, data, applications and network to enable a reduction in total cost of operation.

•	Automated Applications Hosting Services. This offering includes the installation of the hardware, software and infrastructure as well as the ongoing operational and technical administration required to host the client’s application environment.

•	Automated Web Hosting Services. We offer a complete set of fully managed services, including Web Servers, Application Servers, Database Management, Managed Network, Storage on Demand, Security, Back-up and Restore, Business Continuity and Disaster Recovery.

•	Desktop Services. EDS Desktop Services delivers expert management and support of the end user’s work environment, from the software applications that support the client’s business practices to the supporting network communications infrastructure. Desktop services include:

•	Integrated Desktop. We offer comprehensive management of a client’s total desktop environment. We support PCs, laptops and hand-held computing devices, as well as associated support services such as helpdesks, asset management of hardware and software, and administration of the servers and networks that tie it all together.

•	myCOESM. This service, developed in 2003, offers a user-centric business model for the purchase, pricing and provision of desktop infrastructure services. The myCOESM portal includes hardware, service and application options for a monthly charge.

•	Messaging and Collaboration. Messaging solutions provide mailbox service as a base service to users through a hosted, locally or remotely managed messaging system. This service includes Antivirus and Security, and also includes migrating to more current releases and/or consolidating e-mail systems. Collaboration Services secure Instant Messaging and virtual team workspace to enable an organization to improve collaboration.

•	Intelligent Storage and Mobile Information Protection. EDS Intelligent Storage Services delivers agility and reliable data storage from the desktop to the data center. Our array of storage strategy, design, SAN/NAS architecture, implementation and management services is designed and delivered to enhance security and business continuity. EDS Mobile Information Protection is a managed service that backs up data on desktop and remote/mobile computing devices and restores lost or damaged information without the assistance of a helpdesk or internal support.

•	Security and Privacy. We deliver consulting, technology, training and managed solutions to ensure the privacy, integrity and continued availability of critical information and processes. Our services and solutions include smart cards and biometrics, perimeter protection of logical systems, best practices in business continuity, security and privacy training, and outsourced managed security and privacy.

•	Communications Services. EDS Communications Services delivers comprehensive, secure, flexible network services on a global basis ranging from network support to management of an entire client network. EDS designs, builds, deploys and manages a single seamless network that integrates voice, video and data; improves the effectiveness of data exchange in the supply chain; and delivers secure connectivity and smooth operations over a wired or wireless platform.

Applications Services. EDS Applications Services helps organizations plan, develop, integrate and manage custom applications, packaged software and industry-specific solutions. We offer applications development and management services on an outsourced or project basis. Services range from outsourcing of all application development and systems integration to the management and implementation of EDS-owned or third-party industry applications. Benefits to clients for these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes. Our Applications Services include the following:

•	Application Development. We create new applications, providing full lifecycle support through delivery. We define the application requirements, analyze application characteristics, implement to a production environment and monitor performance for a warranted time. Services include custom application development, application testing, mobile applications, workforce enhancement, business exchange services, business intelligence solutions, enterprise application integration, portals, dashboards and Web services.

•	Application Management. We offer outsourcing support for specific applications or entire applications portfolios, both custom and packaged, including services for enterprise applications and support for PeopleSoft®, SAP® and Oracle®. We assess the specified applications, plan the transition and provide ongoing management to improve client productivity and operating efficiency. We also provide applications rationalization, content management integration and legacy application migration services.

•	Transformation Services. We engineer and integrate technology-enabled business solutions to optimize clients’ processes and help them achieve rapid business results. Our services include transformation in the areas of Customer Relationship Management (CRM), enterprise resource management, procurement and supply chain.

•	Industry-Specific Application Solutions. These solutions are designed to support industry-specific needs. Our industry solutions span eight vertical industry segments: communications, energy, financial, government, healthcare, manufacturing, retail and transportation.

Applications Services offerings and capabilities are available via the EDS Global Delivery Model, including the EDS Best ShoreSM delivery approach which offers clients the ability to develop and manage applications in one or more of our solution centres strategically located in cost-effective countries. The delivery of our services with the EDS Best ShoreSM capability offers a lifecycle approach to on-shore, near-shore and offshore applications development and management with globally integrated, consistent work processes and tools and project-sharing at multiple facilities for 24 hours a day, seven days a week development.

Business Process Outsourcing Services. Business Process Outsourcing, or BPO, continues to be one of the fastest growing market segments in the IT services industry and an important element of our strategy to enlarge our business services footprint. BPO enables clients to achieve economies of scale by leveraging a shared-services model which allows them to trade fixed costs for variable costs. Our BPO service lines include: Administrative Process Management; Customer Relationship Management; Enterprise Shared Services, which is comprised of Human Resources, Finance and Accounting and Procurement; and Financial Process Management.

•	Administrative Process Management Services. We provide Medicare and Medicaid claims processing to the U.S. federal and state governments helping them lower program costs while increasing efficiency and performance. EDS offerings include fiscal agent services; decision support services; fraud, waste and abuse protection services; integrated pharmacy services; Health Insurance Portability and Accountability Act (HIPAA) compliance services; immunization registry and tracking services; and case management services. We also offer Internet-based enrollment and eligibility inquiry capabilities.

•	Customer Relationship Management Services. Our CRM capabilities support the full spectrum of business processes including sales, marketing, customer care, employee care, technical product support, and fulfillment and distribution. CRM services include Business Intelligence Services, enabling clients to increase operational efficiencies and improve information utilization through our customer intelligence, supply chain intelligence, resource intelligence and financial and administrative process intelligence offerings; Contact Center Outsourcing Services, offering customer care, employee care, sales and marketing services and technical product support through dedicated and leveraged customer contact centers around the world; Demand Management and Distribution Services, offering end-to-end product fulfillment and distribution services to clients in multiple industries; and Warranty Services, including claims management, registration, part order management, performance management surveys, pay for performance and extended warranty services.

•	Enterprise Shared Services. This service line provides BPO services in three critical enterprise areas: human resources, finance and accounting, and procurement. For each of these services, EDS manages all aspects including technology, administration, customer service, business intelligence and third-party relationships. Our integrated solutions combine best-practice processes, leading technologies and experienced professionals.

•	Financial Process Management Services. Our financial process management, or FPM, service line is comprised of two related service areas: Administrative Services, which includes Credit Services and Insurance Services; and Financial Transaction Processing, which includes payment and settlement, card processing and billing, and clearing transactions. Industries where FPM focuses its services include Energy, Financial, Healthcare, Communications and Retail. FPM services enable clients to reduce operational risk and control costs.

A.T. Kearney

A.T. Kearney, a leading global management consultancy, became a subsidiary of EDS in 1995. The firm provides clients with management consulting services related to strategy, organization, operations, and technology and transformation, as well as executive search services. A.T. Kearney addresses issues on the CEO’s agenda by developing and helping to implement innovative strategies that bring results.

A.T. Kearney serves clients through practice teams focused on major industries, including: automotive; consumer products and retail; communications, media and entertainment; financial institutions; high tech; pharmaceuticals/healthcare; process industries; aerospace and defense; transportation and travel; utilities; and government. The firm works in collaboration with other EDS lines of business. Services provided by A.T. Kearney include the following:

•	Strategy and Organization Consulting. This practice is based on a strong foundation in corporate and business unit strategy. A.T. Kearney helps clients define strategic priorities, allocate resources, design their organizations and implement change. Our primary marketplace offerings are Business Strategy, Pre- and Post-Merger Integration, Top-Line Growth and Pricing Optimization, Marketing Strategy, and Product Portfolio Management.

•	Operations Consulting. Clients turn to A.T. Kearney for proven expertise and strategies in four key competencies – supply chain and manufacturing, supplier relationship management, innovation and customer relations management. We respond to senior executive demand for answers that are relevant to business needs, yet rapidly deployed and quickly implemented. Our offerings include Sourcing Solutions, Manufacturing Excellence, Creating Supply Advantage, Next Generation Cost Reduction, MRO (maintenance, repair, overhaul) Management, and Supply Chain Performance Improvement.

•	Technology and Transformation. This practice focuses on better leveraging technology applications and infrastructure and advises clients on improving the performance of corporate functions integral to successful operations of a company – Finance, Human Resources and Technology. Offerings include Enterprise Services, IT Value Management, IT Strategy, and Enabling Services such as Procurement and Supply Chain and Customer Retention Management.

•	A.T. Kearney Executive Search. Offers specialty practice teams in many industries and virtually every functional discipline.

UGS PLM Solutions

UGS PLM Solutions, the product lifecycle management (PLM) subsidiary of EDS, is a leading global provider of product data management, collaboration and product design software applications and related services. UGS PLM develops, markets and supports a comprehensive suite of applications that address all phases of the product lifecycle, including concept development, design, analysis and testing, manufacturing, service and maintenance, and retirement. Its software applications enable global manufacturing organizations to improve product design and quality, streamline product development and manufacturing processes, and optimize the management of product information, thereby reducing costs and time-to-market cycles and enhancing product innovation. UGS PLM’s customers use its applications to perform advanced product design and simulation utilizing three-dimensional, or 3-D, digital technology. The company’s collaborative applications allow users to share product-related information through Web-based collaborative technologies in real-time. These collaborative technologies allow for information sharing both among departments of an organization, including product design, manufacturing, procurement, finance and sales, as well as across its extended enterprise, including suppliers, outsourcing partners and customers. UGS PLM’s applications provide solutions for the four principal segments of the PLM software market:

•	Digital Product Design. UGS PLM offers two digital product design applications: NX CAD, for the complex requirements of large and medium-sized enterprises, and Solid Edge®, for mid-range requirements of small and medium-sized enterprises.

•	Digital Simulation. UGS PLM offers three primary digital simulation applications: NX CAE, Femap® and NX Nastran. These applications enable product designers and engineers to optimize product performance by simulating operational environments, including factors such as temperature, stress and motion.

•	Digital Manufacturing. UGS PLM offers two digital manufacturing applications: NX CAM, for automating the manufacturing process, and E-factory, for managing product, process, plant and resources requirements. These applications provide a broad spectrum of manufacturing planning and analysis capabilities that enable enterprises to increase efficiency and reduce costs by incorporating manufacturing and production considerations into the product design process.

•	Digital Collaboration. The Teamcenter® digital collaboration and visualization applications portfolio enables customers to digitally author, identify, capture and share diverse types of product information across an extended enterprise and throughout all phases of the product lifecycle. By making the most current product information readily accessible to all appropriate users wherever located, the Teamcenter® portfolio improves the effectiveness of an organization’s extended enterprise. The Teamcenter® portfolio’s solutions are also available in industry-specific versions, such as Teamcenter Aerospace and Defense, Teamcenter Automotive Supplier and Teamcenter Consumer Packaged Goods, that provide rapid time-to-value by delivering off-the-shelf capabilities specifically tailored to these industries.

UGS PLM has more than 41,000 customers, consisting primarily of original equipment manufacturers and their suppliers, as well as educational institutions. Its applications are primarily used in industries with complex product development processes and intensive data sharing requirements, including the automotive and transportation, aerospace and defense, consumer products, equipment and machinery and electronics industries, as well as other industries.

In connection with our efforts to focus on our core IT outsourcing services business, we entered into a definitive agreement dated March 12, 2004 to sell a 100% equity interest in UGS PLM Solutions to a consortium of three private equity firms. The transaction is expected to close by the end of the second quarter of 2004, pending regulatory approvals.

Revenues

Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our client contracts generally range from less than one year in the management consulting business to up to 10 or more years in our IT outsourcing business.

Other than GM, no one client accounted for more than 10 percent of our total revenues in any of the past three years. Approximately 47% of our 2003 revenues were generated outside the United States.

Certain IT outsourcing agreements contain third-party benchmarking provisions which generally permit contractual rates to be compared to a range of market rates for comparable services on a periodic basis over the term of the agreement. We refer you to the “Overview – Client Contract Matters” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of these provisions.

Approximately $3.2 billion of our 2003 revenues were attributable to the U.S. federal government, including our Navy Marine Corps Intranet (“NMCI”) contract discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Contracts with the U.S. federal government are subject to various attributes that differ from other commercial contracts, including modifications in scope of work due to changing customer requirements, annual funding constraints of the federal government and the indefinite delivery/indefinite quantity characteristics of certain federal government contracts.

Services for General Motors

Approximately 10.5% of our total revenues in 2003 was attributable to GM and its affiliates. We are the primary provider of data processing and other IT services for GM and certain of its affiliates worldwide, including integrated information systems for health and benefits, engineering systems support, office automation, and plant automation functions. The loss of GM as an ongoing major customer would have a material adverse effect on EDS. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our revenues from GM.

Immediately prior to our split-off from GM in 1996, we entered into a Master Service Agreement, or MSA, with GM that serves as a framework for the negotiation and operation of service agreements for certain “in-scope” IT services (as defined in the MSA) we provide to GM on a worldwide basis. These “in-scope” services accounted for approximately $1.8 billion of the $2.3 billion of our GM revenues in 2003. The remainder was attributable to goods and services provided outside the scope of the MSA.

The term of the MSA will continue until June 2006 and may be extended by mutual agreement of the parties. In addition, the MSA may be terminated by GM if there occurs a “change of control” of EDS and other conditions are met (including a determination by GM’s Board of Directors that there is substantial uncertainty about our ability to perform our obligations under the MSA or any other significant threat to our business relationship with GM). A termination of the MSA would materially adversely affect our revenue and earnings from and after the date of such termination. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with our services to GM, including property, equipment and software. In addition, the extension of the MSA on terms less favorable to us than current terms would also adversely affect our revenue and earnings. We refer you to the MSA, which has been filed with the SEC, for a description of the other terms and conditions of that agreement, including certain market testing procedures to test the competitiveness of our services.

Strategic Alliances

We maintain multiple technology practices and platforms to enable us and our clients to select the right vendor for specific needs. The EDS Alliance Program focuses on building and managing global alliances that enable us to realize our strategic objectives and deliver competitive differentiation for our clients’ businesses. We believe our strategic alliances help us provide clients with the best solutions at a superior value. We have global enterprise-wide alliances with leading hardware, software, storage and networking firms, such as Cisco Systems, Dell, Microsoft, Sun Microsystems and Xerox. We also have business alliances with companies selected to provide specific, focused expertise within certain horizontal or industry segments and solution alliances that support a specific solution or offering in our portfolio.

UGS PLM has established business alliance programs with complementary software, hardware and service providers to extend the scope of its application offerings into specialized areas of the PLM market and provide its customers with a broad base of support for implementation of applications. These programs leverage and extend its core application offerings and internal capabilities for providing service and support to customers. UGS PLM’s business alliance relationships focus on the promotion of its technologies as industry standards.

Competition

The IT services market remains fragmented and highly competitive. We face competition from companies providing IT outsourcing and business process outsourcing solutions. Our principal competitors in the infrastructure services market, including hosting services and desktop services, are IBM Global Services, Computer Sciences Corporation (“CSC”), Hewlett-Packard Services, Unisys Services and Fujitsu. Our principal competitors in the applications services market are IBM Global Services, Accenture Ltd., Bearing Point, Cap Gemini Ernst & Young, Deloitte Consulting and CSC. Our principal competitors in the BPO market are Accenture Ltd., Affiliated Computer Services, Convergys, Fiserv and Concord EFS. In addition to these competitors, we increasingly see competition from niche offshore providers, primarily India-based competitors.

A.T. Kearney typically competes against McKinsey & Company, Bain & Company, Booz Allen & Hamilton, Boston Consulting Group, Accenture Ltd. and Deloitte Consulting.

Principal competitors of UGS PLM Solutions include generalist computer-aided design, or CAD, and product development software vendors that offer broad-range systems, such as Dassault Systèmes S.A. and Parametric Technology Corporation. UGS PLM also experiences competition from niche product data management, or PDM, vendors such as Agile Software Corporation and MatrixOne, niche software vendors in the CAD, computer-aided manufacturing (CAM) or computer-aided engineering (CAE) markets, and enterprise resource planning software providers, such as SAP AG and Oracle Corporation.

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

ITEM 2.	PROPERTIES

As of December 31, 2003, we operated approximately 321 locations in 44 states and 237 cities in the United States and 419 locations in 244 cities in 43 countries outside the United States. At such date, we owned approximately 6.9 million square feet of space and leased from third parties approximately 22.6 million square feet of space. Our global headquarters campus in Plano, Texas, contains approximately 3.2 million square feet of office and data center space. Other than the 1.6 million square foot EDS Centre building, which we lease for an initial term expiring in 2022 (with certain fixed price purchase options during and at the end of the initial term), we own all buildings and real estate comprising the Plano campus.

We operate 15 large scale Service Management Centers, or SMCs, to service our IT outsourcing operations in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands and the United Kingdom. In addition, we operate approximately 94 Solution Centres in locations throughout the world from which our staff provides applications services. We also operate service delivery centers, or SDCs, at customer-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple customer SMCs or our Solution Centres. Our leased properties consist primarily of office, warehouse, Solutions Centre, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, generally have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract.

We believe that our facilities are suitable and adequate for our business. We periodically review our space requirements and consolidate and dispose of or sublet facilities we no longer require for our business and acquire new space to meet the needs of our business.

ITEM 3.	LEGAL PROCEEDINGS

We and certain of our former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to our September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that we had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding our financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against us, certain of our current and former officers and, in some cases, our directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) and made misrepresentations to the class regarding the value of EDS shares. Our motions to centralize all of the foregoing cases in the U.S. District Court for the Eastern District of Texas have been granted.

Representatives of two committees responsible for administering the EDS 401(k) Plan notified us of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”) as a result of an alleged failure to register certain shares of EDS common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002. The committee representatives have asserted that plan participants to whom shares were sold during the applicable period are entitled to receive a return of the amounts paid for the shares, plus interest and less any income received, upon tender of the shares to us. We believe we can assert arguments and defenses that could significantly reduce or eliminate any liability. However, some of the legal principles involved in these arguments and defenses are subject to significant uncertainties.

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that we and certain of our former officers made false and misleading statements about our financial condition, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain of our current and former officers, members of the Compensation and Benefits Committee of our Board of Directors, and certain current and former members of the two committees responsible for administering the plan. Our motions to dismiss the consolidated securities action and the consolidated ERISA action were denied by the U.S. District Court for the Eastern District of Texas on January 13, 2004 and February 3, 2004, respectively. We intend to defend these actions vigorously. As these actions are in an early stage, we are not able to determine the actual impact on us or our consolidated financial statements.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against our directors and certain former officers and naming us as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding our financial condition similar to those raised in the purported class actions described above. These cases have been consolidated into a single action in the District Court of Collin County, Texas. This action will be defended vigorously. As this action is in an early stage, we are not able to determine the actual impact on our consolidated financial statements.

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors in the United States District Court for the Eastern District of Texas. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of EDS against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning our business prospects, financial condition and expected financial results which artificially inflated our stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification from the defendants for the claims and litigation resulting from the defendants’ alleged breach of their fiduciary duties. This action will be defended vigorously. As this action is in an early stage, we are not able to determine the actual impact on our consolidated financial statements.

The SEC staff is conducting a formal investigation relating to our purchase and settlement of forward contracts in connection with our program to manage the future stock issuance requirements of our employee stock incentive plans, customer contracts that contain prepayment provisions, and the events leading up to our third quarter 2002 earnings guidance announcement. The SEC staff has also requested certain documents related to our NMCI contract, including information regarding the write-off of deferred costs related to that contract in the fourth quarter of 2003. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the SEC’s views of the issues being investigated or any action that the SEC might take.

From time to time, we are involved in various other litigation matters arising in the ordinary course of our business. We do not believe that disposition of any such current matter will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to the executive officers of EDS as of March 1, 2004:

Michael H. Jordan, 67, has been Chairman and Chief Executive Officer of EDS since March 2003. Mr. Jordan was Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation) from July 1993 until December 1998. Prior to joining Westinghouse, he was a principal with the investment firm of Clayton, Dubilier and Rice from September 1992 through June 1993, Chairman of PepsiCo International from December 1990 through July 1992 and Chairman of PepsiCo World-Wide Foods from December 1986 to December 1990.

Jeffrey M. Heller, 64, rejoined EDS in March 2003 as President and Chief Operating Officer and a director. Mr. Heller retired from EDS in February 2002 as Vice Chairman, a position he had held since November 2000. He had served as President and Chief Operating Officer of EDS from 1996 to November 2000, Senior Vice President from 1984 to 1996, and Chairman of EDS’ UGS PLM Solutions subsidiary (then operating as Unigraphics Solutions Inc.) from January 1999 to February 2001. Mr. Heller joined EDS in 1968 and has served in numerous technical and management capacities. Mr. Heller is a director of Trammell Crow Company.

Anthony Affuso, 57, has been President and Chief Executive Officer of our UGS PLM Solutions subsidiary since July 2000. He had served as Vice President and later as Executive Vice President of Products and Operations of UGS PLM Solutions from January 1998 to July 2000, and as Vice President of Software Development and Marketing of that business, then operated as a division of EDS, from March 1992 to December 1997. Mr. Affuso joined EDS in 1984 as Director of Strategic Planning and Technology Development. Before joining EDS, he was responsible for design and manufacturing automation with Xerox Corporation for 12 years.

David M. Clementz, 58, has been Executive Vice President, Service Delivery since December 2003. He has oversight responsibility for the integration and management of the delivery of our IT outsourcing services on a global basis. Prior to joining EDS in December 2003, Mr. Clementz was employed at ChevronTexaco Corp. and Chevron Corp. for more than 30 years, most recently as Enterprise Chief Information Officer and President of ChevronTexaco Information Company from September 2001 to August 2003, President of Chevron eBusiness Development Company from 2000 to September 2001, President of Chevron Information Technology Company from 1997 to September 2001, and President of Chevron Petroleum Technology Company from 1994 to 1997.

Charles S. Feld, 61, has been Executive Vice President, Portfolio Management of EDS since January 2004. Mr. Feld has oversight responsibility for the development and strategic direction of our service offerings. From 1992 to January 2004, he served as Chief Executive Officer and President of The Feld Group, Inc., a technology management firm founded by him and acquired by EDS in January 2004. During that period, Mr. Feld served in technology positions at numerous Feld Group clients, including as Chief Information Officer at First Data Resources, a division of First Data Corp., from 2000 to 2002 and Chief Information Officer of Delta Air Lines from 1997 to 2000. Prior to establishing The Feld Group, Mr. Feld had served as Chief Information Officer of the Frito-Lay subsidiary of PepsiCo, Inc. since 1981. His association with that company began in 1970 as a systems engineer for International Business Machines Corporation.

D. Gilbert Friedlander, 57, has been Executive Vice President and General Counsel of EDS since October 2003 and served as Senior Vice President and General Counsel from June 1996 to October 2003 and Vice President and General Counsel from October 1992 to June 1996. He has been Secretary of EDS since 1996. Mr. Friedlander has oversight responsibility for our legal affairs on a global basis and is responsible for our Office of Ethics and Business Conduct. Prior to joining EDS in 1992, Mr. Friedlander was a shareholder in a Dallas law firm specializing in corporate, securities and general business law.

Heinz (Henner) L. Klein, 58, has been Chief Executive Officer of A.T. Kearney, our management consultancy subsidiary, since December 2003. He had been designated unit leader of A.T. Kearney’s Northern Europe Profit Center from January 2001 to December 2003 and Unit Head of A.T. Kearney Benelux from September 1997 to December 2001. Prior to joining A.T. Kearney in 1982, Mr. Klein was the Director of Distribution in the consumer products industry for a division of Dr. Oetker from January 1979 to 1981, and worked in various management positions with the Buying Distribution department of Procter & Gamble Germany from March 1973 to December 1978. He is a German citizen.

Stephen F. Schuckenbrock, 43, has been Executive Vice President, Global Sales & Client Solutions of EDS since January 2004. Mr. Schuckenbrock has oversight responsibility for our sales organizations and centers of industry expertise. Prior to joining EDS, he had served as Chief Operating Officer of The Feld Group, Inc., a technology management firm acquired by EDS in January 2004, since July 2000. Before joining The Feld Group in July 2000, Mr. Schuckenbrock led several technology organizations within PepsiCo, Inc., including serving as Chief Information Officer of PepsiCo from April 1998 to June 2000 and Chief Information Officer of its Frito-Lay subsidiary from June 1995 to April 1998. Before joining PepsiCo, he was a partner of The Feld Group from 1993 to 1995. Mr. Schuckenbrock began his career at International Business Machines Corporation in 1983, where he was employed in a variety of sales and technology management positions for 10 years.

Tina Sivinski, 47, has been Executive Vice President, Human Resources of EDS since October 2003 and served as Senior Vice President, Human Resources from October 2002 to October 2003. She has oversight responsibility for our compensation and benefits, diversity, center of learning, and HR business partner functions. Prior to that time, she was President of EDS’ Global Energy Industry Solutions group from August 2001 to October 2002. Before joining EDS, Ms. Sivinski was Vice President of Strategic Marketing, Sales and Business Development for GrandBasin, a Halliburton Company, from November 2000 to May 2001, a Vice President of Science Applications International from January 2000 to November 2000 and was employed by Data General Corp from 1980 to December 1999, most recently as a Vice President.

Robert H. Swan, 43, has been Executive Vice President and Chief Financial Officer of EDS since February 2003. Mr. Swan has oversight responsibility for our treasury, enterprise productivity, financial analysis, tax, controller, administration, global sourcing, merger and acquisition, investor relations and audit functions. Prior to joining EDS, he was Executive Vice President and Chief Financial Officer of TRW Inc. from July 2001 to December 2002. Mr. Swan served in executive positions at Webvan Group, Inc. from 1999 to 2001, including Chief Executive Officer from April to July 2001, Chief Operating Officer from September 2000 to July 2001 and Chief Financial Officer from October 1999 to July 2001. (Webvan filed a voluntary petition for Chapter 11 bankruptcy in July 2001.) He held various financial positions in General Electric Company from 1985 to 1999, including Chief Financial Officer, GE Lighting, from May 1998 to October 1999, Vice President, Finance, GE Medical Systems Europe, from January 1997 to May 1998 and Chief Financial Officer, GE Transportation Systems from October 1994 to January 1997.

Executive officers serve at the discretion of our Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “EDS.” The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the common stock for the periods indicated.

Calendar Year	High	Low
2002
First Quarter	$68.55	$55.90
Second Quarter	57.96	37.00
Third Quarter	44.00	10.09
Fourth Quarter	19.88	11.03
2003
First Quarter	$20.85	$14.45
Second Quarter	24.20	16.27
Third Quarter	23.00	20.06
Fourth Quarter	24.56	20.35

The last reported sale price of the common stock on the NYSE on March 1, 2004 was $19.00 per share. As of that date, there were approximately 129,000 record holders of common stock.

EDS declared quarterly dividends on the common stock at the rate of $0.15 per share for each quarter of 2002 and 2003.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2003(1)	2002(2)	2001(2)(3)	2000(2)(3)	1999(2)(3)
Operating results
Revenues(1)	$21,476	$21,359	$21,033	$18,856	$18,401
Cost of revenues	19,502	17,617	16,982	15,289	15,067
Selling, general and administrative	1,902	1,874	1,868	1,776	1,853
Acquired in-process R&D and other acquisition-related costs	—	—	144	24	—
Restructuring and other	195	(3)	(15)	(22)	1,038
Other income (expense)(4)	(266)	(347)	102	(27)	180
Provision (benefit) for income taxes	(137)	518	797	643	224
Income (loss) from continuing operations	(252)	1,006	1,359	1,119	399
Income (loss) from discontinued operations	(14)	110	28	24	22
Cumulative effect on prior years of changes in accounting principles, net of income taxes	(1,432)	—	(24)	—	—
Net income (loss)(1)	(1,698)	1,116	1,363	1,143	421

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.53)	$2.10	$2.89	$2.40	$0.82
Net income (loss)	(3.55)	2.33	2.90	2.45	0.87
Diluted earnings per share of common stock:
Income (loss) from continuing operations	(0.53)	2.06	2.80	2.35	0.80
Net income (loss)	(3.55)	2.28	2.81	2.40	0.85
Cash dividends per share of common stock	0.60	0.60	0.60	0.60	0.60

Financial position
Current assets	$6,823	$9,269	$7,374	$6,159	$5,877
Property and equipment, net	2,858	3,023	3,082	2,474	2,460
Other assets	8,599	6,588	5,897	4,059	4,185
Total assets	18,280	18,880	16,353	12,692	12,522
Current liabilities	7,473	6,129	4,012	3,955	4,691
Pension benefit liability	1,121	1,113	325	355	305
Long-term debt, less current portion	3,488	4,148	4,692	2,585	2,216
Minority interests and other long-term liabilities	484	417	644	529	508
Shareholders’ equity	5,714	7,022	6,446	5,139	4,535

(1)	We adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for prior years are reported in accordance with our previous method of accounting for revenue recognition. Revenues for the years ended December 31, 2002, 2001, 2000 and 1999 were $20,132 million, $19,936 million, $19,438 million and $18,232 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception. Net income for the years ended December 31, 2002, 2001, 2000 and 1999 were $460 million, $932 million, $1,424 million and $266 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception.
(2)	Operating results for each of the years in the four year period ended December 31, 2002 have been restated to conform to the current presentation with regard to our reporting of certain activities as discontinued operations during 2003.
(3)	Effective January 1, 2002, we fully adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Operating results include goodwill amortization in the pre-tax amounts of $173 million, $164 million and $153 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(4)	Other income (expense) includes net investment gains (losses) in the pre-tax amounts of $6 million, $(119) million, $344 million, $118 million and $94 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.

Overview

We are a leading global information technology outsourcing services company. Our primary business is infrastructure services, including hosting and desktop services, applications services and business process outsourcing services. In addition to our core information technology and business process outsourcing operations, we own two subsidiary businesses: A.T. Kearney, a high-value management consultancy, and UGS PLM Solutions, a leading provider of product lifecycle management software applications and related services. In connection with our efforts to focus on our core outsourcing business, we entered into a definitive agreement dated March 12, 2004 to sell a 100% equity interest in UGS PLM Solutions. We refer you to Note 20 in the notes to our consolidated financial statements.

This section provides an overview of our business including a discussion of our priorities in 2003 and going forward, the material issues that impacted our historical results and the material risks and opportunities we anticipate going forward. This discussion refers to our core IT and business process outsourcing operations, except where we specifically refer to A.T. Kearney and/or UGS PLM Solutions.

2003 Priorities

Our principal objectives in 2003 were to stabilize our core IT outsourcing business, strengthen our balance sheet, and expand our business process outsourcing (“BPO”) business and transformational capabilities.

Stabilize Core IT Outsourcing Business. Our efforts to stabilize our core IT outsourcing business have focused on stabilizing the problem contracts that have negatively impacted our earnings since 2002, simplifying our operating model and improving our cost structure. Our problem contracts, though they represent only approximately 10% of overall revenue and an even smaller percentage of the number of our contracts, have had a significant adverse impact on our earnings and cash flow since late 2002. By the end of 2003, about half of our problem contracts had been stabilized and, in some cases, their performance improved. This does not include our Navy Marine Corps Intranet (“NMCI”) contract, for which progress has been significantly slower than anticipated. That contract is discussed in detail below.

Our efforts to improve our cost structure focused in particular on reducing excess high-cost capacity in our EMEA (Europe, Middle East and Africa) region, which represented the bulk of the $457 million in restructuring charges we announced in the second half of 2003, accelerating our Best ShoreSM initiative, leveraging common processes and tools in our data centers to be more productive, and reducing our selling, general and administrative (“SG&A”) expenses.

During 2003, we streamlined our organizational structure by transitioning our Operations Solutions and Solutions Consulting lines of business to a unified IT business including information technology outsourcing, business process outsourcing and applications management. These efforts simplified our go-to-market model and will allow us to better build on our industry expertise. We also began implementation of an initiative to reduce our costs and exit certain operating activities. These efforts are designed to improve our cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We plan to complete the initiative in 2004 and estimate a total of approximately 5,200 employees will be involuntarily terminated pursuant to the initiative. These efforts will allow us to migrate more of our work to our leveraged data centers to improve labor productivity and more effectively leverage common processes and tools. This initiative is complemented by our efforts to accelerate our Best ShoreSM practice by improving our capabilities and capacity in lower cost areas.

Our efforts to simplify our operating model and reduce our cost structure began to generate savings in 2003. We estimate this initiative will generate additional savings up to an annualized amount of approximately $350 million.

The performance of our IT outsourcing business in 2003 was adversely affected by losses recognized on our NMCI contract and another significant commercial contract, both of which are discussed below. We initiated several actions in 2003 to mitigate the risk inherent in our contracts including the simplification of our organization to drive more accountability, changing approval levels on higher risk transactions, and developing standard contract language around key contract risk terms. We believe improvements in our contract and risk management efforts will reduce the risk of additional problem contracts.

Strengthen Our Balance Sheet. We improved our liquidity in 2003 by generating $230 million in free cash flow and $224 million from the divestiture of certain non-core assets, primarily the sale of our Credit Union Industry Group (“CUIG”) in the third quarter, and by raising $1.8 billion through the sale of debt securities in the second quarter. Our free cash flow for 2003 reflected approximately $1.1 billion generated by our operations, excluding NMCI, offset by cash usage of $824 million for the NMCI contract. We refer you to “Liquidity and Capital Resources” below for a definition and further discussion of free cash flow. We repaid $1.7 billion in debt during the year including $733 million of our zero-coupon convertible notes and $406 million under our secured accounts receivable, or A/R, facility. In addition, we renegotiated and extended our credit facilities as well as the securitization facility under which we finance the purchase of assets related to our NMCI contract. At December 31, 2003, we had total liquidity of approximately $3.3 billion comprised of $1.9 billion in unrestricted cash and marketable securities and availability of up to $1.4 billion under our unsecured committed credit and secured A/R facilities.

Expand BPO and Transformational Capabilities. A key element of our strategy is our focus on growing our BPO and business transformation capabilities and providing greater value-add services for our clients’ total business. Our new executive management team is focused on leveraging our core outsourcing services business, serving our clients more effectively and improving our cost structure and global capacity. Our acquisition of The Feld Group in January 2004 improved our transformational capabilities and enables us to provide greater value-add services to clients. We expect business process outsourcing to play a much bigger role in extending our position in the marketplace over the next several years. We believe the steps we are taking to improve our cost structure and competitiveness are necessary for our growth in this market.

Priorities and Expectations for 2004

In 2004, we plan to build on our efforts to stabilize and improve our core business by accelerating our cost initiatives, continuing our efforts to stabilize problem contracts and migrating from stabilizing those contracts to improving them, and using a stronger balance sheet and a better cost structure to improve our win rate.

We expect 2004 revenues of approximately $21-22 billion with a decline in organic revenues of 3-5% from 2003. The expected decline in 2004 organic revenues reflects base (non-GM) revenues, excluding NMCI, flat to up to 2%, offset by an anticipated decrease in organic revenues from GM. Base revenues in 2004 will be negatively impacted by approximately $400 million due to the loss of certain contracts, including our contract with U.K. Government’s Inland Revenue department (effective mid-year 2004) and our State of Texas Medicaid contract (effective early 2004), and the renegotiation of other contracts during 2003. We expect the decrease in base revenues to be offset by the impact of new business signed during 2003 and expected in 2004. Revenues from the NMCI contract are expected to be flat in 2004 compared with 2003. We refer you to “Results of Operations” below for a definition of organic revenues.

Our earnings per share in 2004 will be impacted by several key factors. We expect earnings per share to be positively impacted by improvements in the performance of certain problem accounts and, to a lesser extent, lower SG&A expenses and productivity improvements in our service delivery areas. The expected improvement in the performance of problem accounts includes significant anticipated improvements in the performance of the “other commercial contract” discussed below. We refer you to “Client Contract Matters – Other Commercial Contract” below for a discussion of that contract, including certain risks we face under the contract. However, we expect that positive earnings impact to be substantially offset by the impact of decreased revenues from terminating and renegotiated contracts and a relatively weak level of new business signings in 2003, as well as increased financing costs attributable to our 2003 initiatives to strengthen our balance sheet. We expect the earnings impact of NMCI to be flat in 2004 relative to 2003, when it accounted for a loss of $0.52 per share (excluding the impact of the write-off of deferred costs related to that contract in the fourth quarter referred to below).

Operating margins for our base business are expected to improve in 2004 as our problem contracts stabilize and operating efficiencies and restructuring benefits begin to be realized. Our operating margins will be negatively impacted by the expected decline in revenues discussed above. Operating margins from our GM business are expected to decline slightly from current levels as GM continues to limit its IT spending. Operating margins could also be affected by the disposition of various businesses, most notably our UGS PLM Solutions subsidiary. In addition, operating margins may also be impacted in late 2004 or early 2005 by the recognition of a loss of up to $75 million on the final settlement of our pension obligations associated with the transition of our U.K. Inland Revenue workforce to that client’s new service provider.

We will continue our efforts to strengthen our balance sheet in 2004 and expect significant improvements in free cash flow over 2003. We anticipate generating free cash flow of $500-600 million in 2004, comprised of $750-850 million from our core operations excluding NMCI, offset by estimated cash usage of $250 million for NMCI. Our forecast reflects cash funding of approximately $200 million associated with our restructuring initiatives and a one-time tax-related payment of approximately $245 million associated with tax periods prior to our split-off from GM. We expect our liquidity position to continue to improve in 2004. We refer you to “Liquidity and Capital Resources” below for a discussion of the factors that we expect will impact liquidity in 2004.

The foregoing estimates for 2004 financial performance rely on management’s current assumptions, including assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the control of management, that could cause actual results to differ materially from such estimates. For a discussion of certain of these factors, we refer you to the discussion under “Client Contract Matters” and “Factors that May Affect Future Results” below. Such estimates do not reflect the impact of divestitures (including UGS PLM Solutions) or, with the exception of cash flows, restructuring charges.

Accounting Changes

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. The adoption of EITF 00-21 resulted in a non-cash adjustment of $1.42 billion, net of tax, resulting primarily from the reversal of unbilled revenue associated with our IT service contracts which we had been accounting for using the percentage-of-completion method of revenue recognition. The adjustment also reflects the deferral and subsequent amortization of system construction costs which were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts. We refer you to “Results of Operations” below for additional information related to the adoption of this new accounting standard.

The cumulative adoption of EITF 00-21 changed the way we recognize revenue and certain expenses on our services contracts. The new method of revenue recognition results in a closer alignment of results of operations with the cash flows generated by our contracts. EITF 00-21 does not allow the restatement of prior period results, however, the “Results of Operations” discussion below presents selected financial information on a pro forma basis as if the accounting change had been applied to all of our contracts from contract inception. In addition, the discussion contained in that section is based upon 2003 reported results and historical pro forma results for 2002 and 2001. We believe the adoption of EITF 00-21 on a cumulative rather than prospective basis enhances the transparency of our financial statements.

Total Contract Value of New Business

A key metric used by management to monitor new business activity is the total contract value, or TCV, of our contract signings. TCV is our estimate of the total revenue expected over the term of a client contract. Contract signings include contracts with new clients and renewals, extensions and add-on business with existing clients. TCV does not include potential revenues that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under non-governmental contracts that are subject to client discretion. TCV reflects a number of management assumptions regarding the contract, and is subject to changes in the scope of the contract as well as currency fluctuations. The following table presents the TCV of contract signings, including contracts signed by A.T. Kearney and UGS PLM Solutions, by quarter for the last five years (in billions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
1999	$3.0	$5.7	$5.1	$11.2	$24.9
2000	4.5	6.1	6.2	15.8	32.6
2001	7.5	7.0	6.8	10.1	31.4
2002	7.2	6.2	3.0	8.1	24.4
2003	3.0	3.4	3.4	4.3	14.0

The decrease in contract signings in each of 2003 and 2002 has negatively impacted our 2003 revenues and will continue to impact revenue in 2004 and 2005 as a significant portion of our revenue is generated by long-term IT services contracts that require transition periods of three to 18 months. We refer you to the discussion of revenues in “Results of Operations” below.

Client Contract Matters

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. At December 31, 2003, we had approximately 302,000 computer seats under management that were then billable, and approximately 147,000 of these seats had been switched over (or cutover) to the new environment. We are currently working with the client to finalize the cutover schedule for 2004. Prior to September 30, 2003, the number of computer seats that the DON was allowed to order had been limited to 310,000 seats, until such time the DON had successfully completed its operational evaluation (“OPEVAL”) of the NMCI system. OPEVAL is intended to assess the operational effectiveness and suitability of the NMCI system. In October 2003, the DON and the Department of Defense reached an agreement, based on prior testing and the pre-testing for the operational evaluation of the NMCI system, to separate OPEVAL from the acquisition decision to order seats beyond 310,000, and the DON is now authorized to order the number of seats required to meet mission requirements. However, the OPEVAL is still a program requirement and will be used to identify issues needing ongoing improvement. OPEVAL was conducted in the fourth quarter of 2003 and we expect the final report to be issued by April 2004. We do not believe any significant operational issues were identified during the evaluation.

Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill 100% of the seat price included in the pricing schedule. Seats under management are generally billed at 85% of the associated seat price included in the pricing schedule until we meet service performance levels as defined in the contract. Upon meeting such service levels, seats operating under the NMCI environment are billed at 100% of the seat price while those operating under the pre-existing, or “legacy”, network environment continue to be billed at 85% of the price. Achievement of service levels for targeted sites is required for us to bill 100% of the seat price for seats at those sites. As of December 31, 2003, no seats were billed at 100%.

We developed the pricing for the NMCI contract based on an assumption we would receive revenues and seat orders in the types and amounts and during the periods projected in the contract’s pricing schedule. For a number of reasons, the roll-out schedule on which we based our pricing has been delayed significantly since contract inception. These reasons include additional testing requirements imposed subsequent to the contract’s signing, delay in the receipt of orders from the DON and inefficient program management. Seat deployment schedules utilized in developing the estimated revenues and costs for the remaining term of the contract are based on orders received to date and discussions with the DON.

During the fourth quarter of 2003, we received seat orders from the DON for the 2004 program year that were comprised of a different mix of seats with lower average seat prices than that which had been expected and previously communicated by the DON. This change in average seat price had a material impact on our revenue projections, and together with continued seat cutover delays, led us to re-evaluate planned seat cutover schedules and the associated capital spending necessary to fully deploy the NMCI infrastructure. Key factors considered in determining revised capital spending and deployment schedules included the current pace of seat cutovers, maximization of existing infrastructure, and ongoing discussions with the DON regarding contract service levels and reimbursement of certain legacy system costs. While this approach limits the amount of additional capital at risk until these discussions are satisfactorily resolved, it resulted in a revision of future revenue and expense estimates for the remaining contract term. As a result, we concluded that net deferred contract costs of $559 million at December 31, 2003 associated with infrastructure construction activities were not likely to be recovered through future cash flows from the contract. Accordingly, we wrote off such costs in the fourth quarter of 2003. Remaining long-term assets associated with the contract totaled approximately $750 million at December 31, 2003. If seat cutovers fall below their current pace, we do not pass OPEVAL, or discussions with the DON regarding contract service levels and legacy cost reimbursement are not satisfactorily resolved, a material portion of such assets could become impaired. In such event, recovery of such costs will depend on the success of our pursuit of such amounts through a legally intensive claims process. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to improve average seat price, accelerate 100% payment on seats already deployed on the network, obtain compensation on legacy applications, qualify for performance incentives under the contract and achieve productivity improvements. We believe our opportunities to improve the performance of this contract over its remaining term outweigh the risks we currently face under the contract.

For the year ended December 31, 2003, we reported pre-tax losses associated with the NMCI contract of $945 million, including the aforementioned write-down of deferred costs, and free cash flow usage from the contract was $824 million. On a pro forma basis adjusted for accounting changes, pre-tax losses for the contract for the years ended December 31, 2002 and 2001 were $524 million and $178 million, respectively, and free cash flow usage from the contract for those years was $872 million and $699 million, respectively. We expect free cash flow usage from the contract to be approximately $250 million in 2004, assuming seats are cutover at their current rate and discussions with the DON regarding contract service levels and legacy cost reimbursement are satisfactorily resolved no later than the second quarter of 2004.

Due to the significant impact this contract has had on our earnings and cash flow, we intend to disclose our revenues, earnings and cash flow from this contract separately from our other operations for the foreseeable future.

Benchmarking. Certain long-term outsourcing agreements contain provisions which permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be elected during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers to a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services.

Our client agreements generally provide for pricing during the beginning of the contract term at what we believe are market rates, with contractual rates changing over time to levels that are expected to be consistent with future market rates over the contract term. Because we have been successful historically in achieving these operating efficiencies and other cost reductions consistent with the changes in market rates, benchmarking provisions have not had a material impact on our results of operations or cash flow, and we do not expect these provisions to have a material impact on our results of operations or cash flow in 2004. However, there can be no assurance such activities would not negatively impact our results of operations or cash flow in 2004 or thereafter to a greater extent than has been our prior experience.

Airline Industry Relationships. We are the leading IT outsourcing provider to the airline industry. Our largest IT agreement in that industry is with American Airlines. We had $46 million in receivables and $100 million in operating assets associated with that contract at December 31, 2003. During 2003, we amended our IT agreement with American Airlines in connection with its efforts to avoid bankruptcy. This amendment has resulted in a decrease in revenues and earnings from this client. In addition to our IT agreement with American, our exposure to aircraft leveraged lease investments with American is $23 million. Our remaining exposure to investments in aircraft leases totals approximately $131 million.

We also provide IT services to US Airways through a long-term agreement. US Airways filed for bankruptcy protection in 2002. In March 2003, we entered into a new contract with US Airways to provide IT services which superseded our previous contract with the airline, and wrote off our pre-bankruptcy receivables from that client which had been reserved for in 2002. The new long-term agreement provides for reduced services and pricing. Total receivables outstanding under such agreement, net of reserves, were approximately $35 million at December 31, 2003. We own equipment and other assets having a net book value at December 31, 2003 of approximately $34 million deployed on the US Airways services agreement.

At December 31, 2003, we had $86 million in receivables and $80 million of contract-related assets attributable to seven other U.S. and international airline and travel-related clients.

Construct Contracts. Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. We are currently performing construct activities on 13 contracts and, in most cases, concurrently providing various IT services using the legacy IT systems acquired from the clients. At December 31, 2003, we had net deferred contract and set-up costs of $870 million and other assets, including prepaid expenses, equipment and software, of $1.4 billion associated with these contracts, the most significant of which is the NMCI contract. Some of these contracts, including the NMCI contract and a commercial contract discussed below, have experienced delays in their development and construction phases, and certain milestones have been missed. We are currently in discussions with the Department of the Navy and the other commercial client regarding modification of deployment schedules and contract terms. While we believe we can deliver the required systems and services and our net assets at December 31, 2003 for each of these contracts will be recovered over their respective terms, significant further delays in development and construction, or termination or significant amendment of the respective contract, could result in a material impairment of a portion of the associated assets.

Other Commercial Contract. We have previously referred to a significant commercial contract under which we provide various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. At December 31, 2003, we had invested net assets of approximately $150 million, including receivables, prepaid expenses, equipment, deferred contract costs, software and accrued liabilities, associated with this contract. These assets are expected to be recovered through cash flows from the contract over its remaining term. This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. The client has indicated that it believes we are in default of our obligations and that the contract is subject to termination by the client. Throughout the contract period we have been negotiating with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. These issues remain unresolved. As a result, we believe material portions of the contract may have become unworkable in that the original intent of the parties as to pricing and other essential terms is being frustrated. If we are able to reach a negotiated solution with the client, we expect that would occur during the first half of 2004. If a negotiated solution cannot be reached, the parties may each seek appropriate legal remedies to resolve these issues, including the possible discontinuation of the relationship. In such event, the contract could be terminated and legal recourse pursued. This may result in losses that could be material. It is possible that even if the parties reach a negotiated solution, the impact of that agreement could result in an impairment of some of the associated assets. Any impairment of associated assets related to this contract could be material. We recognized operating losses of $255 million under this contract in 2003 and $309 million on a comparable pro forma basis in 2002 as if the aforementioned accounting change had been applied to this contract at inception. We expect a significant improvement in the level of operating losses under this contract in 2004, assuming satisfactory completion of negotiations with the client and final proof of concept of the technology of the new IT system and its deployment resulting in the elimination of the costs to operate this client’s legacy systems.

MCI. We provide IT services to MCI, the majority of which are provided under an 11-year services agreement signed in October 1999. MCI filed for bankruptcy protection in July 2002. As a result of the bankruptcy, we recorded net reserves and asset write-downs of $118 million during 2002. During the second quarter of 2003, the bankruptcy court affirmed revised agreements with MCI which reflect changes in its service requirements, reductions to certain existing rates and settlement of pre-petition amounts owed to us. Based on the actions of the bankruptcy court, we reversed $98 million of the reserve established for pre-bankruptcy receivables due from MCI in the second quarter of 2003. We received payment of the $98 million from MCI during July 2003. In an unrelated transaction, we entered into a fiber optic equipment leveraged lease with a subsidiary of MCI in 1988. During the fourth quarter of 2003, we reached an agreement with MCI on amended terms that do not differ materially from the previous lease arrangement.

Mega-Deal Contracts. Our Outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of “mega-deals” which are defined as contracts with TCV greater than $250 million. A number of these outsourcing agreements have terms that expire in coming years, including our Master Service Agreement with GM which expires in 2006. The termination of any of these agreements will materially adversely impact our results of operations from and after the date of such termination. The extent of such impact on our earnings and cash flow will be based in part on our ability to reduce the fixed costs associated with these agreements, including property, equipment and software, and/or sign new business with new or existing customers. In addition, the extension of any such agreement on terms less favorable to us than current terms would also adversely affect our revenue, earnings and cash flow.

Mega-deals generally require more capital during the transition phases of the contracts due to the assumption of the clients’ existing IT infrastructure, including the associated workforce and subcontractor agreements, the purchase of the clients’ existing IT assets and the costs of transition to a more efficient infrastructure. As a result, our free cash flow is adversely impacted during the transition period for mega-deals. TCV of mega-deals signed during each of the years in the five-year period ended December 31, 2003 was: 2003 – $2.8 billion; 2002 – $8.7 billion; 2001 – $13.5 billion; 2000 – $17.2 billion; and 1999 – $13.3 billion. The most significant mega-deal signed during this period was the NMCI contract with a TCV of $6.9 billion which was signed in October 2000 and amended in October 2002. The Company’s capital investment in net assets on these contracts is expected to be recovered subsequent to the transition periods.

Results of Operations

From time to time, we present information regarding our net income and margins excluding the impact of certain quantified special items, in addition to presenting such information on a GAAP basis. Net income and margins excluding such items are non-GAAP financial measures and are disclosed to investors to facilitate comparisons of business performance across periods. Such information is also used by management to facilitate comparisons of business performance across periods and relative to internal targets.

During the third quarter of 2003, we adopted the provisions of EITF 00-21 on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by us prior to that date. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g., unbilled revenue) to the amount that would be received if the client contract were terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with our IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for our nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts. See “Application of Critical Accounting Policies” for further discussion of revenue recognition.

The following table reflects financial information for the year ended December 31, 2003 as reported in our financial statements, and selected financial information on a pro forma basis for the years ended December 31, 2002 and 2001 as if the aforementioned accounting change had been applied to all contracts at inception (in millions, except per share amounts):

	2003	2002	2001
	As Reported	Pro Forma
Operating results
Revenues	$21,476	$20,132	$19,936
Cost of revenues	19,502	17,420	16,579
Operating income (loss)	(123)	842	1,360
Other income (expense)	(266)	(357)	113
Provision (benefit) for income taxes	(137)	135	545
Income (loss) from continuing operations	(252)	350	931
Cumulative effect on prior years of changes in accounting principles, net of income taxes	(1,432)	—	(24)
Net income (loss)	(1,698)	460	932

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.53)	$0.73	$1.98
Net income (loss)	(3.55)	0.96	1.98
Diluted earnings per share of common stock:
Income (loss) from continuing operations	(0.53)	0.72	1.92
Net income (loss)	(3.55)	0.94	1.93

Weighted average shares outstanding
Basic	479	479	470
Diluted	479	489	484

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from GM as reported in the consolidated statements of operations for the year ended December 31, 2003. The table reflects the 2002 and 2001 financial information on an as reported and comparable pro forma basis as if the 2003 accounting changes (discussed above) had been applied to all contracts at inception (in millions):

	2003	2002	2001
Base Revenues:
As reported	$19,217	$18,764	$17,960
Pro forma impact of accounting changes	—	(1,191)	(1,039)

As reported/pro forma	$19,217	$17,573	$16,921

GM Revenues:
As reported	$2,259	$2,595	$3,073
Pro forma impact of accounting changes	—	(36)	(58)

As reported/pro forma	$2,259	$2,559	$3,015

Total Revenues:
As reported	$21,476	$21,359	$21,033
Pro forma impact of accounting changes	—	(1,227)	(1,097)

As reported/pro forma	$21,476	$20,132	$19,936

The following table displays our revenue growth percentages calculated using revenues as reported in the consolidated statement of operations for the year ended December 31, 2003 and on a comparable pro forma basis for 2002 and 2001, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations (“organic revenue growth”):

	Total		Base		GM
	2003	2002	2003	2002	2003	2002
Growth in as reported/pro forma revenues	7%	1%	9%	4%	(12)%	(15)%
Impact of foreign currency changes	(6)%	(1)%	(5)%	(1)%	(2)%	—

Constant currency revenue growth	1%	—	4%	3%	(14)%	(15)%
Impact of acquisitions	—	(4)%	—	(4)%	—	—
Impact of divestitures	1%	1%	—	1%	—	—

Organic revenue growth	2%	(3)%	4%	—	(14)%	(15)%

Constant currency revenue growth is calculated by removing from as reported/pro forma revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. Organic revenue growth further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenues from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period.

2003 vs. 2002. The increase in base organic revenues in 2003 was primarily attributable to our Outsourcing segment which had organic revenue growth of approximately $940 million, or 6%, in 2003. Approximately $820 million of that increase was attributable to the U.S. Government unit, of which $664 million was attributable to the NMCI contract. The remaining increase in base revenues in 2003 was primarily attributable to contracts in Europe. The decrease in revenues from GM was primarily the result of GM’s continued reduction in discretionary IT spending as well as the impact of the renegotiation of the GMNA, GMAC and Global Mainframe Compute sector agreements completed in the second half of 2002. Constant currency base revenues were flat in our UGS PLM Solutions subsidiary and decreased $169 million in our A.T. Kearney subsidiary.

2002 vs. 2001. Base organic revenues were flat in 2002 compared with 2001. Growth in our Outsourcing segment from contracts signed with base clients during 2001 and 2002 was offset by declines in our clients’ discretionary spending in our UGS PLM Solutions and A.T. Kearney subsidiaries. The decrease in UGS PLM Solutions was due to lower software and services revenues resulting from soft market conditions in the software industry. The decrease in A.T. Kearney was due to weaker demand for high-value management consulting services. The decrease in GM revenues in 2002 was primarily due to the continued reductions in discretionary spending by that client.

Gross margin. The following table displays our gross margin percentages [(revenues less cost of revenues)/revenues] based on the results as reported in the consolidated statement of operations for the year ended December 31, 2003 and on an as reported and comparable pro forma basis for the years ended December 31, 2002 and 2001:

	2003	2002	2001
Gross margin percentage:
As reported	9.2%	17.5%	19.3%
Pro forma impact of accounting changes	—	(4.0)%	(2.5)%

As reported/pro forma	9.2%	13.5%	16.8%

2003 vs. 2002. Our gross margin in 2003 and 2002 was adversely affected by operating losses and the write-down of deferred costs on the NMCI contract. The NMCI contract had a 510 basis point negative impact on our 2003 gross margin percentage and a 290 basis point negative impact on our 2002 gross margin percentage adjusted on a pro forma basis for accounting changes. Our gross profit in 2003 was favorably impacted by a $98 million (50 basis point) reversal of MCI receivable reserves and lower operating losses on the “other commercial contract” discussed above (30 basis points). Our gross profit in 2002 was adversely affected by receivable reserves and asset write-downs related to our contractual relationships with MCI and US Airways, both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset write-downs had a 90 basis point negative impact on our reported 2002 gross margin and on our gross margin adjusted on a pro forma basis for accounting changes. Our gross margin in 2003 was also negatively impacted by declines in our GM business (60 basis points) and our A.T. Kearney and UGS PLM Solutions subsidiaries (50 basis points), additional annual pension and healthcare costs (80 basis points), increased software costs (50 basis points) and an increase in costs related to current initiatives for future productivity (30 basis points). The remaining decrease in our gross margin in 2003 was primarily due to declines in higher margin discretionary IT applications spending by our clients as a result of general economic conditions and an increasingly competitive environment.

2002 vs. 2001. Our gross profit in 2002 was adversely affected by receivable reserves and asset write-downs related to our contractual relationships with MCI and US Airways, both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset write-downs had a 90 basis point negative impact on our reported 2002 gross margin and on our gross margin adjusted on a pro forma basis for accounting changes. Our gross profit in 2001 was adversely affected by amortization expense related to goodwill and certain intangible assets no longer amortized. Such amortization had an 80 basis point negative impact on our reported 2001 gross margin and a 90 basis point negative impact on our gross margin adjusted on a pro forma basis for accounting changes. Approximately $160 million of the decrease in our reported gross profit in 2002 was due to loss accruals related to the financial performance of certain contracts, primarily in Europe. Our reported gross margin and our gross margin adjusted on a pro forma basis for accounting changes in 2002 also decreased due to our inability to transition, in the timeframe originally planned, from existing IT cost structures inherited from certain clients to the final, more efficient planned IT operating environments, and due to declines in higher margin discretionary IT applications spending by certain clients. These decreases were partially offset by an improvement resulting from reduced sales commission and employee bonus expense due to the slowdown in new contract signings and our failure to achieve specified operating performance targets.

Selling, General and Administrative. SG&A expenses as a percentage of revenues were 8.9%, 8.8% and 8.9% in 2003, 2002 and 2001, respectively. The 2002 and 2001 percentages were 9.3% and 9.4%, respectively, after adjusting the results on a pro forma basis for the impact of accounting changes. The decrease in the 2003 percentage compared with the pro forma 2002 percentage is primarily due to the restructuring initiatives implemented in 2003. We expect to continue to reduce our SG&A percentage in 2004 based on these efforts.

Restructuring Activities. During 2003, we began implementation of an initiative to reduce our costs, streamline our organizational structure and exit certain operating activities. These efforts are designed to improve our cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We plan to complete the initiative in 2004 and estimate a total of approximately 5,200 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, we recorded restructuring charges of $252 million during 2003, consisting of $248 million resulting from the involuntary termination of approximately 3,700 employees and $4 million resulting from the exit of certain business activities and the consolidation of facilities. In addition, we recorded asset write-downs of $36 million during 2003. The 2003 initiative is expected to require total charges of $457 million and generate savings up to an annualized amount of approximately $350 million.

Other operating gains (losses). We sold our CUIG business in July 2003 for $218 million in cash, excluding approximately $10 million of retained receivables, and recognized a $139 million gain on the sale in our results of operations. The net results of the CUIG business are not included in discontinued operations in the consolidated statement of operations due to our level of continuing involvement as an IT service provider to the business. CUIG generated approximately $160 million in processing and services revenues in 2002. Also during 2003, we recognized a one-time severance charge totaling $48 million related to the termination of employment of our former CEO. This charge was comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million. We could have additional gains and losses in 2004 related to divestitures or other non-recurring items.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Other income (expense):
Interest expense	$(301)	$(258)	$(245)
Interest income and other	35	(89)	32
Reclassification of investment gain from equity	—	—	315

Total	$(266)	$(347)	$102

Interest expense increased in 2003 due to the increase in our outstanding debt balance. See “Financial Position” and “Liquidity and Capital Resources” for a further discussion of our outstanding debt. Interest income and other in 2003 includes net investment gains of $6 million and other income of $29 million. Interest income and other in 2002 includes net investment losses of $119 million and other income of $30 million. Interest income and other in 2001 includes net investment gains of $29 million and other income of $3 million. Net investment losses in 2002 include write-downs of $76 million relating to our leveraged lease investments as a result of the US Airways and United Airlines bankruptcies.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Upon the adoption of SFAS No. 133, we reclassified certain available-for-sale securities into the trading securities classification resulting in the recognition of a pre-tax gain of $315 million in our statement of operations.

Income taxes. Our effective tax rates on income (loss) from continuing operations were 35.2%, 34.0% and 37.0%, respectively, for the years ended December 31, 2003, 2002 and 2001. Our effective tax rate in 2003 was impacted favorably by research tax credit benefits that did not significantly decrease in comparison to the decrease in pre-tax income. This was offset by the reduction of benefits for tax losses of certain foreign subsidiaries which we determined were unlikely to be realized and nondeductible goodwill attributed to the CUIG business. The decrease in our effective tax rate in 2002 compared to 2001 was due to acquired in-process R&D expense in 2001 which was not deductible in the computation of the provision for income taxes, and the reduction in nondeductible goodwill amortization expense associated with the new accounting standard for goodwill adopted January 1, 2002. Nondeductible acquired in-process R&D and goodwill amortization expense increased our income tax rate on income (loss) from continuing operations by 2.7% in 2001. See “Application of Critical Accounting Policies” for a discussion of factors effecting income tax expense.

Discontinued operations. Income (loss) from discontinued operations, net of income taxes, was $(14) million, $110 million and $28 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Discontinued operations represents the net results of our European Technology Solutions business sold during the fourth quarter of 2003, the subscription fulfillment business sold during the second quarter of 2003 and the Consumer Network Services unit sold during the fourth quarter of 2002. Income (loss) from discontinued operations includes a net after-tax gain (loss) on sale of $(9) million in 2003 and $87 million in 2002.

Net income (loss). Net income (loss) decreased to $(1,698) million in 2003, compared with $1,116 million in 2002 and $1,363 million in 2001. Basic earnings (loss) per share decreased to $(3.55) in 2003 compared with $2.33 in 2002 and $2.90 in 2001. Diluted earnings (loss) per share decreased to $(3.55) in 2003 compared with $2.28 in 2002 and $2.81 in 2001.

In addition to the previously disclosed adoption of accounting changes associated with EITF 00-21, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of our retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million.

Effective January 1, 2002, we fully adopted SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. During 2001, we recognized amortization expense of $173 million related to assets for which amortization was discontinued effective January 1, 2002 upon adoption of SFAS No. 142.

Segment Information. We refer you to Note 12 in the notes to our consolidated financial statements for a summary of certain financial information related to our Outsourcing, UGS PLM Solutions and A.T. Kearney reportable segments for 2003, 2002 and 2001, as well as certain financial information related to our operations by geographical regions for such years.

Financial Position

At December 31, 2003, we held cash and marketable securities of $2.3 billion, had negative working capital of $650 million, and had a current ratio of 0.9-to-1. This compares to cash and marketable securities of $1.9 billion, working capital of $3.1 billion, and a current ratio of 1.5-to-1 at December 31, 2002. The decrease in working capital in 2003 was primarily due to the cumulative adjustment resulting from the retroactive adoption of accounting changes which reduced current assets by $2.6 billion, including a reduction in accounts receivable of $2.9 billion, and increased current liabilities by $183 million. Working capital also decreased $1.6 billion in 2003 due to the reclassification of our June 2001 senior notes from long-term to current liabilities. However, this decrease will be offset by an increase of $1.6 billion in 2004 due to the receipt of cash proceeds resulting from the execution of the forward stock sale contracts associated with these notes as discussed below. Approximately 18% of our cash and cash equivalents and marketable securities at December 31, 2003 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 51 days at December 31, 2003 compared to 55 days at December 31, 2002. Days sales outstanding for trade receivables were 56 days at December 31, 2002 on a pro forma basis as adjusted for accounting changes. Days sales outstanding were 56 days at December 31, 2003 after including other assets related to certain collections for the NMCI contract and work in process related to our A.T. Kearney subsidiary. This compares with 60 days at December 31, 2002 on a pro forma basis as adjusted for accounting changes. Days payable outstanding at December 31, 2003 decreased to 20 days from 28 days at December 31, 2002. Days payable outstanding were 18 days at December 31, 2002 on a pro forma basis as adjusted for accounting changes. We expect days payable outstanding to increase in the future as a result of our efforts to improve working capital management.

Total debt increased to $5.8 billion at December 31, 2003 from $5.4 billion at December 31, 2002 primarily due to our issuance in 2003 of $1.1 billion aggregate principal amount of 6.0% Senior Notes due 2013 and $690 million aggregate principal amount of 3.875% Convertible Senior Notes due 2023, offset by the redemption of $733 million principal amount of our zero-coupon convertible senior notes due 2021 (see “Liquidity and Capital Resources” below). Total debt consists of notes payable, capital leases and commercial paper, and included $1.6 billion of our June 2001 senior notes at December 31, 2003 and 2002 that we expect to settle with funds obtained from outstanding forward contracts for the sale of 27 million shares of our common stock at $59.31 per share. The forward contract is 100% collateralized by the holders of the convertible notes. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 49% at December 31, 2003 compared to 43% at December 31, 2002. In conjunction with the issuance of the senior notes in June 2003, we entered into interest rate swap fair value hedges with a notional amount of $1.1 billion under which we receive fixed rates of 6.0% and pay floating rates equal to the six-month London Interbank Offering Rate (1.22% at December 31, 2003) plus 2.275% to 2.494%.

Off-Balance Sheet Arrangements and Contractual Obligations

During 2003, we extended and expanded a securitization facility under which we finance the purchase of capital assets for our NMCI contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more aligned with the term of the NMCI contract. Under the terms of this facility, we finance the purchase of capital assets for the NMCI contract by selling certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. At December 31, 2003, the Trust had external borrowings of $728 million and our beneficial interest was $264 million. The aggregate dollar values of assets purchased under the securitization facility were $668 million, $109 million and $147 million, respectively, during the years ended December 31, 2003, 2002 and 2001. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to us, but would preclude additional financial asset purchases by the Trust. We have no effective control over the activities of the Trust, and it is legally isolated from us.

Client payments are made directly to the Trust, with the excess of the amounts due then paid to us. If the client does not make the required payments under the NMCI contract, we are not obligated to acquire the underlying assets except upon receipt of notification of the client’s intention to terminate the contract due to our breach or the material inaccuracy of certain representations made by us. Certain events give the Trust’s lenders the right to require all client contract payments be retained in the Trust’s account and used to repay external borrowings. These events include the cancellation of the NMCI contract by the client, our performance default of any payment obligation or of any covenant under the facility, a material adverse change in our operations that materially adversely affects our ability to perform our duties under the transaction documents, our failure to be in compliance with the financial covenants in our credit facilities, or client payments under the NMCI contract falling below minimum levels. We are obligated to pay any remaining amounts due and not collected through contract payments approximately 180 days (90 days in certain circumstances) after termination of the NMCI contract. We consider the likelihood of the occurrence of any of these events to be remote.

In connection with certain service contracts, we may arrange a client supported financing transaction (“CSFT”) with our client and an independent third-party financial institution or its designee. The use of these transactions enables us to offer clients more favorable financing terms. These transactions also enable the preservation of our capital and allow us to avoid client credit risk relating to the repayment of the financed amounts. Under these transactions, the independent third-party financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The use of a CSFT on a service contract results in lower contract revenue and expense to EDS over the contract term.

In CSFT transactions, client payments are made directly to the financial institution providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the possibility of our failure to comply with any of these terms to be remote.

At December 31, 2003, the estimated future asset purchases to be financed under existing arrangements were $313 million. The aggregate dollar values of assets purchased under our CSFT arrangements were $72 million, $212 million and $417 million during 2003, 2002 and 2001, respectively. As of December 31, 2003, there were outstanding an aggregate of $601 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.4 billion. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securiti- zation
Total estimated draws under financings arranged, net of expirations	$3,015	$1,873	$1,142
Estimated amounts not yet drawn	313	107	206

Total amounts drawn	2,702	1,766	936
Amounts repaid	1,373	1,165	208

Total outstanding at December 31, 2003	$1,329	$601	$728

Performance guarantees. In the normal course of business, we may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would be liable for the amounts of these guarantees in the event our nonperformance permits termination of the related contract by our client, the likelihood of which we believe is remote. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee.

The following table summarizes the estimated expiration of financial guarantees outstanding as of December 31, 2003 (in millions):

	Total	Estimated Expiration Per Period
		2004	2005	2006	Thereafter
Performance guarantees:
CSFT transactions	$601	$278	$142	$92	$89
Securitization transactions	728	278	256	153	41
Standby letters of credit, surety bonds and other	352	165	99	42	46
Other guarantees	77	66	9	2	—

Total	$1,758	$787	$506	$289	$176

Contractual obligations. The following table summarizes payments due in specified periods related to our contractual obligations as of December 31, 2003 (in millions):

	Total	Payments Due by Period
		Within 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt, including current portion and interest(1)	$7,722	$2,526	$969	$249	$3,978
Forward stock sale commitment(2)	(1,610)	(1,610)	—	—	—
Operating lease obligations	1,934	428	654	349	503
Purchase obligations(3)	3,659	732	941	851	1,135

Total(4)	$11,705	$2,076	$2,564	$1,449	$5,616

(1)	Amounts represent the expected cash payments (principal and interest) of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest). Amount due in 2004 includes $39 million principal amount of zero-coupon convertible senior notes due October 10, 2021 but redeemable in whole or in part at the option of the holders or EDS in 2004 and periodically thereafter.
(2)	These contracts relate to the issuance of Income PRIDES in June 2001. Each Income PRIDE includes a purchase contract pursuant to which holders agree to purchase shares of EDS common stock. See Note 8 of the accompanying consolidated financial statements.
(3)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
(4)	Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans. See Note 13 of the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our cash commitments include payments related to our long-term debt, operating leases and minimum purchase obligations. Refer to “Contractual Obligations” above for a summary of payments due in future periods related to these obligations. We also have historically paid dividends to shareholders in the annual amount of $0.60 per share, or approximately $285 million. We do not anticipate any change in our dividend policy in 2004.

Our principal source of liquidity is cash on hand and cash flow from operations. In addition, we have unsecured committed credit facilities in the aggregate of $1.0 billion and a secured A/R facility with availability of up to $400 million. There were no amounts outstanding under our unsecured committed credit facilities at December 31, 2003 and 2002. There were no amounts outstanding under our secured A/R facility at December 31, 2003, and $406 million was outstanding under such facility at December 31, 2002. In addition, we expect to generate significant additional cash proceeds from the disposition of non-core assets in 2004, including our UGS PLM Solutions subsidiary, as well as approximately $1.6 billion from the proceeds of the sale of shares of common stock pursuant to the terms of our Income Prides in 2004.

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt repayment and dividends. Capital expenditures may consist of purchases of computer and telecommunications equipment, software, land, buildings and facilities.

The following table summarizes our cash flows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Net cash provided by operating activities	$1,386	$2,246	$1,722
Net cash used in investing activities	(700)	(997)	(3,588)
Net cash provided by (used in) financing activities	(71)	(166)	2,064
Free cash flow	230	985	190

Operating Activities. The decrease in net cash provided by operating activities in 2003 compared to 2002 was due to a $366 million decrease in earnings, as adjusted to exclude non-cash operating items, and a $494 million change in operating assets and liabilities. The change in operating assets and liabilities is primarily the result of lower net customer prepayments in 2003 as compared to 2002. Operating cash flows in 2003 were comprised $2,094 million in cash provided by our core IT outsourcing business and our A.T. Kearney and UGS PLM Solutions subsidiaries, offset by $708 million in cash used by our NMCI contract. The use of cash by NMCI was primarily due to operating losses associated with the extended transition phase and costs associated with the build-out of the client’s network infrastructure. The increase in cash flow from operating activities in 2002 was due to a $626 million change in operating assets and liabilities, partially offset by a $102 million decrease in earnings, adjusted to exclude non-cash operating items.

Investing Activities. The decrease in net cash used in investment activities in 2003 compared to 2002 was partially due to a reduction in purchases of property and equipment due to an increase in the use of leased equipment, the utilization of the NMCI securitization facility and reduced contract signings relative to prior years. In addition, net proceeds related to investments in marketable securities increased in 2003 due to the sale of securities which had been held as a requirement of our State of Texas Medicaid contract which terminated in 2003. The decrease in net cash used in investing activities in 2003 was somewhat offset by an increase in payments for the purchase of software due primarily to the prepayment of our remaining minimum commitment under a software subscription agreement of $227 million during 2003. The decrease in net cash used in investing activities in 2002 was due to a decrease in capital expenditures (excluding capital lease payments) of $294 million, a decrease in payments for acquisitions of $2.0 billion and an increase in proceeds from divested assets of $275 million.

Financing Activities. The decrease in net cash used in financing activities in 2003 compared to 2002 was primarily due to the $380 million purchase of treasury shares in 2002, offset by a decrease in net proceeds from long-term debt and other borrowings in 2003. The decrease in net cash used in financing activities in 2002 was due to a decrease in net borrowings of $1.6 billion, a decrease in payments for redeemable stock of $163 million, an increase in payments for the purchase of treasury shares of $380 million and a decrease in proceeds related to employee stock transactions. During 2004, we expect debt repayments of approximately $560 million, assuming our June 2001 $1.6 billion senior notes are successfully remarketed, and dividend payments of approximately $290 million. In addition, we expect proceeds of approximately $1.6 billion resulting from the aforementioned execution of forward stock sale contracts associated with those notes.

Free Cash Flow. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and payments for purchases of marketable securities, and (ii) capital lease payments. Free cash flow is a non-GAAP measure and should be viewed together with our Consolidated Statements of Cash Flows. We report free cash flow to enable investors to differentiate between cash generated by our ongoing business operations and cash generated or used by events or transactions unrelated to those operations. Free cash flow is also used by management in establishing internal performance targets.

Free cash flow in 2003, 2002 and 2001 reflects net cash provided by operating activities of $1.4 billion, $2.2 billion, and $1.7 billion, respectively, less capital expenditures of $1.2 billion, $1.3 billion, and $1.5 billion, respectively.

Capital Expenditures. During 2003, 2002 and 2001, capital expenditures (as defined above) totaled $1.2 billion, $1.3 billion and $1.5 billion, respectively. In addition, CSFTs, securitization and leasing transactions during those years provided the estimated capital equivalent of $1.1 billion, $0.8 billion and $1.1 billion, respectively. Capital expenditures for 2003 are comprised of gross capital requirements of $2.2 billion offset by proceeds from CSFTs, securitization and leasing arrangements of $1.1 billion. Gross capital requirements related to the NMCI contract were $769 million in 2003 offset by proceeds from the NMCI securitization transaction and leasing arrangements of $653 million. We estimate capital expenditures will total approximately $1.4 billion in 2004. In addition, we estimate CSFTs, securitization and leasing transactions will provide the estimated capital equivalent of approximately $585 million in 2004. Total capital expenditures may vary significantly and will be based principally on capital requirements for new business and the level of acquisition and joint venture activities, if any. We anticipate that cash reserves, cash flows from operations, proceeds from divestitures, availability under CSFTs and our securitization facility, and unused borrowing capacity under our existing lines of credit will provide sufficient funds to meet our needs for the foreseeable future.

During October 2003, we redeemed $733 million principal amount of our zero-coupon convertible notes due 2021 at the request of the holders of such notes in accordance with the terms thereof. The remaining $39 million principal amount of such notes may be redeemed at the option of the holders thereof in October 2004 and periodically thereafter.

In June 2003, we completed the offer and sale of $1.1 billion aggregate principal amount of our 6.0% Senior Notes due 2013 and $690 million aggregate principal amount of our 3.875% Convertible Senior Notes due 2023 in concurrent offerings. Proceeds from the offerings were used for debt repayment and general corporate purposes. In the event the credit ratings assigned to the 6.0% Senior Notes fall to below Baa3 by Moody’s Investor Services, Inc. (“Moody’s”) or BBB- by Standard & Poor’s

Rating Services (“S&P”), the interest rate payable on such notes will be increased to 6.5%. If, following such a downgrade, Moody’s or S&P subsequently increases the ratings assigned to the notes to at least Baa3 and BBB-, respectively, the interest rate payable on such notes will be decreased to the initial interest rate.

In 2002, EDS Information Services, LLC, a wholly owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member (the “LLC”), which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. The secured A/R facility was reduced to $400 million during 2003. No amounts were outstanding under this facility at December 31, 2003. Maximum borrowings under the facility vary based on the eligible trade receivables held by the LLC, however outstanding borrowings under the facility cannot exceed $400 million. The facility will expire in December 2005, subject to annual renewal. In the event certain stated criteria are not complied with and a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, events or collection trends materially negatively impacting the collateral. We do not expect to utilize this facility for the foreseeable future.

Covenants. In addition to the aforementioned performance guarantees and NMCI securitization facility covenants, our unsecured credit facilities, secured A/R facility and the indentures governing our long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of our assets. In addition, our unsecured credit facilities and secured A/R facility contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated in the event of noncompliance. The financial covenants include a minimum net worth requirement, a fixed charge coverage requirement and a leverage ratio requirement. The minimum net worth requirement is calculated each calendar quarter as the sum of: a) 85% of net worth as of September 30, 2003, plus b) 50% of consolidated net income (as defined in the agreement), if positive, after September 30, 2003, plus c) 80% of any increase in net worth resulting from issuances of equity interests, plus d) 100% of any increase in net worth resulting from issuances of equity interests related to our June 2001 senior notes due in 2004, less e) 50% of one-time charges (as defined in the agreement) after September 30, 2003 up to a maximum reduction of $625 million, less f) $100 million. The leverage ratio requirement limits our leverage ratio (as defined in the agreement) to not exceed 2.75-to-1 through June 2004, 2.25-to-1 from July 2004 through June 2005, and 2.00-to-1 from July 2005 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charges ratio (as defined in the agreement) of no less than 1.10-to-1 through June 2004 and 1.25-to-1 thereafter. We were in compliance with all covenants at December 31, 2003.

The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at December 31, 2003 (dollars in millions):

As of and for the Twelve Months Ended December 31, 2003
	Covenant	Actual
Minimum net worth	$4,629	$5,714
Leverage ratio	2.75-to-1	2.25-to-1
Fixed charge coverage ratio	1.10-to-1	1.83-to-1

Our unsecured credit facilities, the indentures governing our long-term notes, our secured A/R facility, the securitization facility for the NMCI contract and certain other debt instruments contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million. The obligation of the lenders under our unsecured credit facilities and secured A/R facility to extend credit is subject to there not having occurred a material adverse effect with respect to EDS.

The following table summarizes our senior long-term debt and commercial paper credit ratings by Moody’s, S&P and Fitch at December 31, 2003:

	Moody’s	S&P	Fitch
Senior long-term debt	Baa3	BBB	BBB
Short-term debt	Not Prime	A3	F3

On February 5, 2004, S&P announced that it placed our long-term credit rating of BBB on CreditWatch with negative implications. On February 6, 2004, Moody’s placed our long-term credit rating of Baa3 on review for possible downgrade, and Fitch placed our BBB senior unsecured debt rating on Rating Watch Negative. These credit rating agencies could take further adverse actions with respect to our ratings. A negative change in our credit rating could increase our cost of capital and could result in an increase in the interest rates payable under certain indebtedness discussed above. At December 31, 2003, we have no recognized or contingent material liabilities that would be subject to accelerated payment in the event one or more of the rating agencies downgrades our credit ratings. We do not believe a negative change in our credit ratings would have a material adverse impact on the Company under the terms of our client agreements.

We expect to file a universal, or unallocated, shelf registration with the SEC for up to $1.0 billion in the first half of 2004 to enhance our financial flexibility.

Application of Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, revenue recognition, accounts receivable collectibility, accounting for long-lived assets, deferred income taxes, retirement plans, performance guarantees and litigation.

Revenue recognition. We provide IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, and/or construction of software and systems (“Construct Service”); transaction processing; and business process management.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable currently or upon any contract termination event. If the service is provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an amount of deferred costs is recognized as expense so that cumulative profit equals zero. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Service is completed and the final milestone met, all unrecognized costs, milestone billings, and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-Construct Service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a Construct Service is less than its relative fair value, costs to deliver such service equal to the difference between allocated revenue and the relative fair value are deferred and amortized over the contract term. If total Construct Service costs are estimated to exceed the relative fair value for the Construct Service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

We also defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to the client. Such activities include the relocation of transitioned employees, the migration of client systems or processes, and the exit of client facilities. Deferred contract costs, including set-up costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, including contract concessions paid to the client, the deferred contract costs and contract concessions are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs and contract concessions to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

Accounts receivable. Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless collection is deemed probable. Our allowances for doubtful accounts as a percentage of total gross trade receivables, excluding unbilled receivables, were 4.0%, 7.7% and 2.7% at December 31, 2003, 2002 and 2001, respectively. The increase in the allowance in 2002 resulted from the recognition of reserves in connection with the WorldCom and US Airways bankruptcies. Excluding these reserves, the allowance percentage was 2.7% at December 31, 2002.

Long-lived assets. Our property and equipment, software and definite-lived intangible asset policies require the amortization or depreciation of assets over their estimated useful lives. An asset’s useful life is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. The useful lives of property and equipment are limited to the standard depreciable lives or, for certain assets dedicated to client contracts, the related contract term. The useful lives of capitalized software are limited to the shorter of the license period or the related contract term. The estimated useful lives of definite-lived intangible assets are based on the expected use of the asset and factors that may limit the use of the asset. We may utilize the assistance of a third-party appraiser in the assessment of the useful life of an intangible asset.

Goodwill is not amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. We conducted an annual goodwill impairment test as of December 1, 2003. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our lines of business or the geographic components of our lines of business that share similar economic characteristics. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We utilize our weighted-average cost of capital to discount the estimated expected future cash flows of each unit. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2003 indicating the underlying goodwill of each unit was not impaired at the respective testing dates.

We plan to conduct our annual impairment test as of December 1 of each year when our budgets and operating plans for the forthcoming year are expected to be finalized. The timing and frequency of additional goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new cost basis of the unit’s goodwill.

Deferred income taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. A majority of the tax assets are associated with tax jurisdictions in which we have a large scale of operations and long history of generating taxable income, thereby reducing the estimation risk associated with recoverability analysis. However, in smaller tax jurisdictions in which we have less historical experience or smaller scale of operations, the assessment of recoverability of tax assets is largely based on projections of taxable income over the expiration period of the tax asset and is subject to greater estimation risk. Accordingly, the recoverability of tax assets in these smaller jurisdictions could be impaired as a result of poor operating performance over extended periods of time or a future decision to reduce or eliminate operating activity in such jurisdictions. Such an impairment would result in an increase in our effective tax rate and related tax expense in the period of impairment.

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

SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns earned on pension plan assets. We base this assumption on historical five-year actual returns as well as anticipated future returns based on our investment mix. Given our relatively young workforce, we are able to take a long-term view of our pension investment strategy. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments are susceptible to significant short-term fluctuations but have historically outperformed most other investment alternatives on a long-term basis. At December 31, 2003, approximately 80% of pension assets were invested in public and private equity and real estate investments with the remaining assets being invested in fixed income securities. Such mix is consistent with that assumed in determining the expected long-term rate of return on plan assets. Rebalancing our actual asset allocations to our planned allocations based on actual performance has not been a significant issue.

An 8.7% weighted-average expected long-term rate of return on plan assets assumption was used for the 2003 pension plan actuarial valuations compared to a 9.6% rate used in 2002. A 100 basis point increase or decrease in this assumption results in an estimated pension expense decrease or increase, respectively, of $55 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

An assumed discount rate is required to be used in each pension plan actuarial valuation. This rate reflects the underlying rate determined on the measurement date at which the pension benefits could effectively be settled. High-quality bond yields on our measurement date, October 31, 2003, with maturities consistent with expected pension payment periods are used to determine the appropriate discount rate assumption. Such maturities are currently estimated to be 19 years. A 6.0% discount rate assumption was used for the 2003 pension plan actuarial valuations. The methodology used to determine the appropriate discount rate assumption has been consistently applied. A 100 basis point increase in the discount rate assumption will result in an estimated decrease of approximately $170 million in the subsequent year’s pension expense, and a 100 basis point decrease in the discount rate assumption will result in an estimated increase of approximately $183 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

Negative financial market returns in 2001 and 2002 caused our actual pension plan asset returns in those years to be less than the expected returns reflected in our assumptions. Our long-standing policy of making consistent cash pension plan contributions provided some protection against negative short-term market returns. In addition, positive financial market returns in 2003 resulted in our actual pension plan asset returns exceeding expected returns reflected in our assumptions. However, despite increased contributions and positive returns in 2003, the change in the fair value of our plan assets and declining discount rates over the last several years have caused a significant decline in our pension plans’ funded status, which as of October 31, 2003, reflected total plan assets of $4.9 billion and total accumulated benefit obligations under all plans of $5.7 billion. As a result, under the requirements of SFAS No. 87, we have an additional minimum pension plan liability of $584 million at December 31, 2003 with a corresponding reduction, net of tax, in the accumulated other comprehensive loss component of shareholders’ equity.

Our weighted-average long-term rate of return assumption for plan assets as of January 1, 2004 is 8.6%. Our 2004 pension expense will slightly decrease from 2003. Our required minimum amount of 2004 contributions will not exceed actual contributions made in 2003. However, we may elect to increase the level of contributions in 2004 over 2003 levels based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

Other Liabilities. In the normal course of business, we may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our client, the likelihood of which we believe is remote. At December 31, 2003, we had $384 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. In addition, we had $1.3 billion outstanding under CSFT and securitization transactions that are supported by performance guarantees. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee. In addition, we had $24 million of other financial guarantees outstanding at December 31, 2003 relating to indebtedness of others.

There are various claims and pending actions against EDS arising in the ordinary course of our business. See Note 15 to the consolidated financial statements for a discussion of current litigation. Certain of these actions seek damages in significant amounts. Among other things, we consider the period in which the underlying cause of the claim occurred, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss to determine whether a loss accrual and/or disclosure in our consolidated financial statements is required. The degree of probability and the loss related to a particular claim are typically estimated with the assistance of legal counsel.

New Accounting Standards

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease. Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The Company enters into contracts for the long-term supply and sale of IT services and systems that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules are being applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-8 on our future results of operations and financial position will depend on the terms contained in contracts signed after such date. The impact of EITF 01-8 on our results of operations and financial position during 2003 was not material.

Factors That May Affect Future Results

The statements in this Report that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, operating margins, restructuring charges, earnings, cash flows and capital expenditures, the TCV of new business signings, the impact of the adoption of accounting standards and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue and earnings, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the value of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to, the following:

•	the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates;

•	our ability to recover our investment in certain client contracts, including in particular contracts involving the construction of new computer systems and communications networks or the development and deployment of new technologies for which there may exist substantial performance risk and with respect to which some or all elements of service delivery may be dependent upon our successful completion of the development, construction and deployment phases;

•	for contracts with U.S. federal government clients, including our NMCI contract, the government’s ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise;

•	our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit, to arrange new client supported financing transactions or similar facilities and continue to access existing facilities;

•	the impact of rating agency actions on our business, including our ability to access capital and our cost of capital and on our agreements that contain debt rating triggers;

•	the impact of third-party benchmarking provisions in certain client contracts;

•	the impact on a historical and prospective basis of accounting rules and pronouncements;

•	the impact of claims, litigation and governmental investigations;

•	the success of our strategic reorganization and cost-cutting initiatives and the timing and amount of any resulting benefits;

•	the impact of acquisitions and divestitures;

•	our ability to attract and retain highly skilled personnel;

•	a reduction in the carrying value of our assets;

•	the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client;

•	the expiration or termination of a significant client contract, including our Master Service Agreement with GM;

•	with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return;

•	changes in tax laws and interpretations and failure to obtain treaty relief from double taxation;

•	failure to obtain or protect intellectual property rights;

•	competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins;

•	the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business;

•	the degree to which third parties continue to outsource IT and business processes; and

•	fluctuations in foreign currencies, exchange rates and interest rates.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk. Interest rate risk is managed through our debt portfolio of fixed- and variable-rate instruments including interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position. During 2003, had short-term market interest rates averaged 10% more than in 2002, there would have been no material adverse impact on our results of operations or financial position.

Equity price sensitivity. Our financial position is affected by changes in equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our equity security investments. If the market price of our investments in equity securities in 2004 were to fall by 10% below the level at the end of 2003, there would be no material adverse impact on our results of operations or financial position. During 2003, declines in the market price of our equity securities did not have a material adverse impact on our results of operations or financial position.

Foreign exchange risk. We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. The primary purpose of our foreign currency hedging activities is to protect against foreign currency exchange risk from intercompany financing and trading transactions. We enter into foreign currency forward contracts and currency options with durations of generally less than 30 days to hedge such transactions. We have not entered into foreign currency forward contracts for speculative or trading purposes.

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2004 than in 2003, there would be no material adverse impact on our results of operations or financial position. During 2003, had foreign currency rates averaged 10% more than in 2002, there would have been no material adverse impact on our results of operations or financial position.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In 2002, the Company fully adopted the provisions of SFAS No. 142, as required for goodwill and intangible assets resulting from business combinations consummated before July 1, 2001. In 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SFAS No. 143, Accounting for Asset Retirement Obligations.

KPMG LLP

Dallas, Texas

February 3, 2004, except as to

Note 20, which is as of

March 13, 2004

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues	$21,476	$21,359	$21,033
Costs and expenses
Cost of revenues	19,502	17,617	16,982
Selling, general and administrative	1,902	1,874	1,868
Acquired in-process R&D and other acquisition-related costs	—	—	144
Restructuring and other	195	(3)	(15)

Total costs and expenses	21,599	19,488	18,979

Operating income (loss)	(123)	1,871	2,054

Other income (expense)
Interest expense and other, net	(266)	(347)	(213)
Reclassification of investment gain from equity	—	—	315

Total other income (expense)	(266)	(347)	102

Income (loss) from continuing operations before income taxes	(389)	1,524	2,156

Provision (benefit) for income taxes	(137)	518	797

Income (loss) from continuing operations	(252)	1,006	1,359

Income (loss) from discontinued operations, net of income taxes (including net gain (loss) on sale of $(9) in 2003 and $87 in 2002, net of income taxes)	(14)	110	28

Income before cumulative effect of changes in accounting principles	(266)	1,116	1,387
Cumulative effect on prior years of changes in accounting principles, net of income taxes	(1,432)	—	(24)

Net income (loss)	$(1,698)	$1,116	$1,363

Basic earnings per share of common stock
Income (loss) from continuing operations	$(0.53)	$2.10	$2.89
Income (loss) from discontinued operations	(0.03)	0.23	0.06
Cumulative effect on prior years of changes in accounting principles	(2.99)	—	(0.05)

Net income (loss)	$(3.55)	$2.33	$2.90

Diluted earnings per share of common stock
Income (loss) from continuing operations	$(0.53)	$2.06	$2.80
Income (loss) from discontinued operations	(0.03)	0.22	0.06
Cumulative effect on prior years of changes in accounting principles	(2.99)	—	(0.05)

Net income (loss)	$(3.55)	$2.28	$2.81

See accompanying notes to consolidated financial statements.

As discussed in Note 1, the Company adopted EITF 00-21 during 2003 on a cumulative basis as of January 1, 2003 resulting in a change in the Company’s method of recognizing revenue on long-term contracts. Pro forma amounts, assuming the new method of accounting for revenue recognition on long-term contracts were applied retroactively, are presented in Note 1.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$2,197	$1,642
Marketable securities	116	248
Accounts receivable, net (including pledged receivables of $406 in 2002)	3,329	6,435
Prepaids and other	1,081	944
Deferred income taxes	100	–

Total current assets	6,823	9,269

Property and equipment, net	2,858	3,023
Deferred contract costs, net	870	–
Investments and other assets	1,058	1,102
Goodwill	4,442	4,077
Other intangible assets, net	1,456	1,409
Deferred income taxes	773	–

Total assets	$18,280	$18,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$585	$710
Accrued liabilities	3,353	2,964
Deferred revenue	1,177	830
Income taxes	83	386
Current portion of long-term debt and secured A/R facility	2,275	1,239

Total current liabilities	7,473	6,129

Deferred income taxes	–	51
Pension benefit liability	1,121	1,113
Long-term debt, less current portion	3,488	4,148
Minority interests and other long-term liabilities	484	417
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	–	–
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at December 31, 2003 and 2002	5	5
Additional paid-in capital	917	901
Retained earnings	5,812	7,951
Accumulated other comprehensive loss	(131)	(689)
Treasury stock, at cost, 14,999,431 and 18,731,311 shares at December 31, 2003 and 2002, respectively	(889)	(1,146)

Total shareholders’ equity	5,714	7,022

Total liabilities and shareholders’ equity	$18,280	$18,880

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Compre- hensive Loss	Treasury Stock		Share- holders’ Equity
	Shares Issued	Amount				Shares Held	Amount
Balance at December 31, 2000	493	$5	$949	$6,042	$(238)	28	$(1,619)	$5,139
Comprehensive income:
Net income	–	–	–	1,363	–	–	–	1,363
Currency translation adjustment	–	–	–	–	(98)	–	–	(98)
Unrealized losses on securities, net of tax effect of $(1), and reclassification adjustment	–	–	–	–	(239)	–	–	(239)
Change in minimum pension liability, net of tax effect of $8	–	–	–	–	15	–	–	15

Total comprehensive income								1,041
Dividends declared	–	–	–	(283)	–	–	–	(283)
Issuance of stock purchase contracts (Notes 1 and 8)	–	–	(118)	–	–	–	–	(118)
Stock issued for acquisition (Note 16)	3	–	134	–	–	1	(85)	49
Stock award transactions	–	–	(3)	–	–	(11)	621	618

Balance at December 31, 2001	496	$5	$962	$7,122	$(560)	18	$(1,083)	$6,446

Comprehensive income:
Net income	–	–	–	1,116	–	–	–	1,116
Currency translation adjustment	–	–	–	–	288	–	–	288
Unrealized gains on securities, net of tax effect of $1, and reclassification adjustment	–	–	–	–	6	–	–	6
Change in minimum pension liability, net of tax effect of $217	–	–	–	–	(423)	–	–	(423)

Total comprehensive income								987
Dividends declared	–	–	–	(287)	–	–	–	(287)
Stock issued for acquisition	–	–	–	–	–	(1)	85	85
Issuance of stock purchase contracts (Note 1)	–	–	11	–	–	–	–	11
Stock award transactions	–	–	(72)	–	–	(3)	232	160
Purchase of treasury shares	–	–	–	–	–	5	(380)	(380)

Balance at December 31, 2002	496	$5	$901	$7,951	$(689)	19	$(1,146)	$7,022

Comprehensive loss:
Net loss	–	–	–	(1,698)	–	–	–	(1,698)
Currency translation adjustment	–	–	–	–	466	–	–	466
Unrealized losses on securities, net of tax effect of $(1), and reclassification adjustment	–	–	–	–	(3)	–	–	(3)
Change in minimum pension liability, net of tax effect of $57	–	–	–	–	95	–	–	95

Total comprehensive loss								(1,140)
Dividends declared	–	–	–	(287)	–	–	–	(287)
Stock award transactions	–	–	16	(154)	–	(4)	257	119

Balance at December 31, 2003	496	$5	$917	$5,812	$(131)	15	$(889)	$5,714

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$(1,698)	$1,116	$1,363

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	2,529	1,443	1,482
Deferred compensation	62	59	98
Cumulative effect on prior years of changes in accounting principles	1,432	–	24
Intangible and fixed asset write-downs	36	38	91
Other (including net gain (loss) on sale of discontinued operations of $(9) in 2003 and $87 in 2002)	(135)	(64)	(364)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	440	(679)	(882)
Prepaids and other	(180)	(216)	202
Deferred contract costs	(540)	–	–
Accounts payable and accrued liabilities	31	56	(481)
Deferred revenue	(116)	210	(138)
Income taxes	(475)	283	327

Total adjustments	3,084	1,130	359

Net cash provided by operating activities	1,386	2,246	1,722

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	548	60	58
Proceeds from investments and other assets	800	217	237
Proceeds from divested assets	224	301	26
Payments for purchases of property and equipment	(703)	(973)	(1,285)
Payments for investments and other assets	(664)	(175)	(201)
Payments related to acquisitions, net of cash acquired	11	(107)	(2,089)
Payments for purchases of software and other intangibles	(494)	(367)	(294)
Payments for purchases of marketable securities	(447)	(20)	(58)
Other	25	67	18

Net cash used in investing activities	(700)	(997)	(3,588)

Cash Flows from Financing Activities
Proceeds from long-term debt and secured A/R facility	1,869	461	3,211
Payments on long-term debt and secured A/R facility	(1,312)	(151)	(418)
Net increase (decrease) in borrowings with original maturities less than 90 days	(235)	147	(700)
Capital lease payments	(120)	(30)	(7)
Payments for redeemable stock of subsidiary	–	–	(163)
Purchase of treasury shares	–	(380)	–
Employee stock transactions	47	89	417
Dividends paid	(287)	(287)	(283)
Other	(33)	(15)	7

Net cash provided by (used in) financing activities	(71)	(166)	2,064

Effect of exchange rate changes on cash and cash equivalents	(60)	38	(70)

Net increase in cash and cash equivalents	555	1,121	128
Cash and cash equivalents at beginning of year	1,642	521	393

Cash and cash equivalents at end of year	$2,197	$1,642	$521

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The Company adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for prior years are reported in accordance with the Company’s previous method of accounting for revenue recognition. See “Revenue Recognition and Deferred Contract Costs” and “Accounting Changes” below for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contractual rights are not considered controlled subsidiaries. The Company’s investments in entities it does not control, but in which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Under such method, the Company recognizes its share of the subsidiaries’ income (loss) in other income (expense). If EDS is the primary beneficiary of variable interest entities, the consolidated financial statements include the accounts of such entities. No variable interest entities were consolidated during the periods presented.

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and stock purchase contracts and the issuance of shares in respect of restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Basic earnings per share of common stock:
Weighted-average common shares outstanding	479	479	470
Effect of dilutive securities (Note 11):
Restricted stock units	–	4	5
Stock options	–	5	9
Stock purchase contracts	–	1	–

Diluted earnings per share of common stock:
Weighted-average common and common equivalent shares outstanding	479	489	484

In the computation of diluted earnings per share for 2003, all common stock options, restricted stock units, the assumed conversion of convertible debt and the effect of forward purchase contracts were excluded because their inclusion would have been antidilutive. Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Common stock options	58	51	8
Restricted stock units	2	–	–
Convertible debt and forward purchase contracts	36	36	33

Accounting Changes

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company prior to January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g., unbilled revenue) to the amount that would be received if the client contract was terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with the Company’s IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for the Company’s nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

During the year ended December 31, 2003, the Company recognized revenues of approximately $345 million which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00-21. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003.

The following table reflects pro forma amounts for the years ended December 31, 2002 and 2001 adjusted for the aforementioned accounting change made on January 1, 2003 (in millions, except per share amounts):

	2002	2001
Income from continuing operations	$350	$931
Net income	460	932

Basic earnings per share of common stock:
Income from continuing operations	$0.73	$1.98
Net income	0.96	1.98
Diluted earnings per share of common stock:
Income from continuing operations	$0.72	$1.92
Net income	0.94	1.93

A summary of the balance sheet at January 1, 2003 reflecting the cumulative accounting change as of such date is as follows (in millions):

Accounts receivable, net	$3,546
Deferred contract costs, net	1,094
Total assets	17,551
Accounts payable and accrued liabilities	3,825
Deferred revenue	1,240
Minority interests and other long-term liabilities	456
Shareholders’ equity	5,530
Total liabilities and shareholders’ equity	17,551

The impact of the EITF 00-21 accounting change in 2003, excluding the effect of the cumulative accounting change, was to decrease the loss from continuing operations and net loss by $725 million ($1.51 per share). Because EDS’ accounting records for the second half of 2003 were prepared under EITF 00-21, percentage-of-completion calculations for the period were not subject to EDS’ percentage-of-completion accounting controls and procedures in place in previous periods. Accordingly, the impact of the accounting change referred to above is an estimate.

In January 2003 and December 2003, the Financial Accounting Standards Board (“FASB”) issued and then revised Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under prior practice, consolidation primarily occurred when one enterprise controlled the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is involved in approximately $1.3 billion of financings under various structures (see Note 15), of which $334 million involve variable interest entities within the scope of FIN 46. The Company is not the primary beneficiary in the arrangements involving variable interest entities and therefore will not consolidate such entities. The remaining financings of $728 million and $267 million involve a qualifying special purpose entity and substantive operating entities, respectively, which are outside the scope of FIN 46.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of the Company’s retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million. Changes in the liability from the date of adoption of SFAS No. 143 and the pro forma impact of adoption on prior periods were not material.

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Prior to the adoption of SFAS No. 133, gains and losses on hedges of marketable equity securities were deferred and reported as a component of accumulated other comprehensive income (loss).

The adoption of SFAS No. 133 on January 1, 2001, resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $37 million ($24 million after tax). In accordance with the transitional provisions of SFAS No. 133, the Company elected to reclassify certain available-for-sale securities into the trading securities classification. This reclassification resulted in a pre-tax gain of $315 million and a decrease to accumulated other comprehensive income (loss) of $205 million, net of taxes.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards for the recognition of certain identifiable intangible assets, separate from goodwill, for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

Accounts Receivable

The Company recognizes allowances for doubtful accounts when circumstances indicate an account receivable will not be paid by a client due to client liquidity or other issues. Accounts receivable are shown net of allowances of $135 million and $283 million at December 31, 2003 and 2002, respectively.

Marketable Securities

Marketable securities at December 31, 2003 and 2002 consist of government and agency obligations, corporate debt and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of other comprehensive income (loss) in shareholders’ equity until realized.

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

Goodwill and Other Intangibles

The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets other than purchased software are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from one to 14 years. Identifiable intangible assets with indefinite useful lives are not amortized but instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with indefinite useful lives are impaired when the carrying value of the asset exceeds its fair value. Impaired indefinite-lived intangible assets are written down to fair value with a charge to expense in the period the impairment is identified.

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Reporting units are the Company’s lines of business or the geographic components of its lines of business that share similar economic characteristics. The fair value of a reporting unit is estimated using the Company’s projections of discounted future operating cash flows of the unit. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. A reporting unit whose fair value is less than its carrying value requires a second step to determine whether the goodwill allocated to the unit is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of a reporting unit’s goodwill is determined by allocating the fair value of the entire reporting unit to the assets and liabilities of that unit, including any unrecognized intangible assets, based on fair value. The excess of the fair value of the entire reporting unit over the amounts allocated to the identifiable assets and liabilities of the unit is the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified. As this impairment test is based on the Company’s assessment of the fair value of its reporting units, future changes to these estimates could also cause an impairment of a portion of the Company’s goodwill balance.

The Company conducts an annual impairment test for goodwill on December 1. The Company determines the timing and frequency of additional goodwill impairment tests based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. Events or circumstances that might require the need for more frequent tests include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations. The Company also considers the amount by which the fair value of a particular reporting unit exceeded its carrying value in the most recent goodwill impairment test to determine whether more frequent tests are necessary.

Purchased software or licensed software not subject to a subscription agreement is capitalized and amortized on a straight-line basis, generally over two to five years. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Purchased software and development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Estimated useful lives of software products to be sold, leased or otherwise marketed range from three to seven years. Software development costs incurred to meet the Company’s internal needs are capitalized and amortized on a straight-line basis over three to five years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are expensed ratably over the subscription term.

Sales of Financial Assets

The Company accounts for the sale of financial assets when control over the financial asset is relinquished. The Company sold $668 million, $142 million and $188 million of financial assets, primarily lease receivables, during 2003, 2002 and 2001, respectively. In most cases, the Company sold lease receivables to a legally isolated securitization trust. If a trust is not used, the receivables are sold to an independent substantive financial institution. A residual beneficial interest, representing the Company’s right to receive certain monthly residual cash flows from the securitization trust, retained by the Company was recorded as a current asset at its fair value of $264 million and $75 million at December 31, 2003 and 2002, respectively. None of these transactions resulted in any significant gain or loss, or servicing asset or servicing liability.

Revenue Recognition and Deferred Contract Costs

The Company provides IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, and/or construction of software and systems (“Construct Service”); transaction processing; and business process management.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount becomes billable either currently or upon any contract termination event. If the service is provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an amount of deferred costs is recognized as expense so that cumulative profit equals zero. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Service is completed and the final milestone met, all unrecognized costs, milestone billings, and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-Construct Service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a Construct Service is less than its relative fair value, costs to deliver such service equal to the difference between allocated revenue and the relative fair value are deferred and amortized over the contract term. If total Construct Service costs are estimated to exceed the relative fair value for the Construct Service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

The Company also defers and subsequently amortizes certain set-up costs related to activities that enable the provision of contracted services to the client. Such activities include the relocation of transitioned employees, the migration of client systems or processes, and the exit of client facilities. Deferred contract costs, including set-up costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, including contract concessions paid to the client, the deferred contract costs and contract concessions are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs and contract concessions to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

During 2002 and 2001 under the Company’s previous revenue recognition policy, revenue was recognized when the client may have been billed under time-and-material and certain unit-price and fixed-price contracts under which costs were generally incurred in proportion with contracted billing schedules. For other unit-price and fixed-price contracts, revenue was recognized on the percentage-of-completion method, based on the percentage which incurred contract costs to date were to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to service delivery, usage, productivity and other factors were considered in the estimation process. If sufficient risk existed, a zero-profit methodology was applied to a specific client contract’s percentage-of-completion model whereby the amount of revenue recognized was limited to the amount of costs incurred until such time as the risks had been partially or wholly mitigated through performance. The effect of changes to total estimated contract revenue and costs, including changes resulting from the cessation of the use of the zero-profit methodology, were recognized in the period such changes were determined. Provisions for estimated losses on individual contracts were made in the period in which the loss first became apparent.

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

Deferred revenue of $1,177 million and $830 million at December 31, 2003 and 2002, respectively, represented billings in excess of amounts earned on certain contracts. Unbilled revenue of $3,033 million at December 31, 2002 represented costs and related profits in excess of billings, as determined under the Company’s prior revenue recognition policy, on certain unit-price and fixed-price contracts. Unbilled revenue at December 31, 2002 was not billable at the balance sheet date but was recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. At December 31, 2002, unbilled revenue relating to contracts with U.S. federal, state and international government clients totaled $1.8 billion.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income (loss), but are reflected in the comprehensive income (loss) component of shareholders’ equity. Cumulative currency translation adjustment gains (losses) included in shareholders’ equity were $226 million, $(240) million and $(528) million at December 31, 2003, 2002 and 2001, respectively. Net currency transaction losses, net of income taxes, are included in determining net income (loss) and were $32 million, $23 million and $19 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

Financial Instruments and Risk Management

The following table presents the carrying amounts and fair values of the Company’s significant financial instruments at December 31, 2003 and 2002 (in millions):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale marketable securities (Note 2)	$74	$74	$179	$179
Trading marketable securities (Note 2)	42	42	69	69
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 5)	18	18	24	24
Long-term debt and secured A/R facility (Note 8)	(5,763)	(5,707)	(5,387)	(5,702)
Foreign currency forward contracts, net liability	(22)	(22)	(8)	(8)
Interest rate swap agreements, net asset (liability)	(75)	(75)	61	61

Current marketable securities are carried at their estimated fair value based on current market quotes. The fair values of certain long-term investments are estimated based on quoted market prices for these or similar investments. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or based on the current rates offered to the Company for instruments with similar terms, degree of risk and remaining maturities. The fair value of foreign currency forward and interest rate swap contracts represents the estimated amount to settle the contracts using current market exchange or interest rates. The carrying values of other financial instruments, such as cash equivalents, accounts and notes receivable, and accounts payable, approximate their fair value.

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

Foreign Currency Risk

The Company has significant international sales and purchase transactions in foreign currencies. The Company hedges forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire generally within 30 days. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in other income (expense). The Company’s currency hedging activities are focused on exchange rate movements, primarily in Canada, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. At December 31, 2003 and 2002, the Company had forward exchange contracts to purchase various foreign currencies in the amount of $859 million and $812 million, respectively, and to sell various foreign currencies in the amount of $1.4 billion and $2.1 billion, respectively.

Securities Price Risk

The Company has used derivative instruments to eliminate or reduce market price risk associated with strategic equity investments. Securities selected for hedging are determined after considering market conditions, up-front hedging costs and other relevant factors. Once established, hedges are generally not removed until maturity.

Interest Rate Risk

The Company enters into interest rate swap agreements that convert fixed-rate instruments to variable-rate instruments to manage interest rate risk. The derivative financial instruments are designated and documented as hedges at the inception of the contract. Changes in fair value of derivative financial instruments are recognized in earnings as an offset to changes in fair value of the underlying exposure which are also recognized in other income (expense). The impact on earnings from recognizing the fair value of these instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting the underlying exposure they are designed to hedge.

At December 31, 2003 and 2002, the Company had interest rate swap fair value hedges outstanding in the notional amounts of $2.3 billion and $1.0 billion, respectively, in connection with its long-term notes payable (see Note 8). Under the swaps, the Company receives fixed rates of 6.00% to 7.125% and pays floating rates tied to the London Interbank Offering Rate (“LIBOR”). The weighted-average floating rates were 3.43% and 3.45% at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had $1.2 billion and $1.0 billion, respectively, of swaps and related debt which contained the same critical terms. Accordingly, no gain or loss relating to the change in fair value of the swap and related hedged item was recognized in earnings. At December 31, 2003, $1.1 billion of the interest rate swaps contained different terms than the related underlying debt. Accordingly, the Company recognized in earnings the change in fair value of the interest rate swap and underlying debt which amounted to a gain of $9.5 million. Such gain is included in interest expense and other, net in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Other Financial Risk Management Activities

During 2001, the Company initiated a program to manage the future stock issuance requirements of its employee stock incentive plans (see Note 11) by utilizing equity investment contracts for EDS stock. At December 31, 2001, the Company owned equity contracts to purchase 539,000 shares of EDS common stock at a weighted-average price of $70.14. The Company also had put obligations covering 821,000 shares of EDS common stock at a weighted-average price of $70.73. During 2002, the Company entered into additional equity investment contracts to purchase 2,142,000 shares of EDS common stock at a weighted-average price of $59.74 and additional put obligations covering 1,938,000 shares of EDS common stock at a weighted-average price of $60.59. The Company settled all of these contracts in 2002 through a series of purchases of 5.4 million cumulative treasury shares of EDS common stock for $340 million at a weighted-average exercise price of $62.73 per share. The principal source of funding for these purchases was proceeds from commercial paper borrowings. Amounts paid upon the purchase of the underlying shares, net of put premiums received in 2001 and 2002 of $17 million, were recorded as a component of shareholders’ equity. No equity investment contracts issued under this program were outstanding at December 31, 2003.

Comprehensive Income (Loss) and Shareholders’ Equity

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2003, 2002 and 2001, reclassifications from accumulated other comprehensive loss to net income (loss) of net gains (losses) recognized on marketable security transactions, including the reclassification of certain available-for-sale securities into the trading securities classification, were $4 million, $(3) million and $226 million, net of the related tax expense (benefit) of $1 million, $(1) million and $122 million, respectively.

The following table presents the current period changes within each classification of accumulated other comprehensive loss for the year ended December 31, 2003 (in millions):

	Foreign Currency Items	Unrealized Gains on Securities	Minimum Pension Liability Adjustment	Accumulated Other Compre- hensive Loss
Balance at December 31, 2002	$(240)	$5	$(454)	$(689)
Current period change	466	(3)	95	558

Balance at December 31, 2003	$226	$2	$(359)	$(131)

In connection with its employee stock incentive plans, the Company issued 3.7 million shares of treasury stock at a cost of $257 million during 2003. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $154 million in the consolidated balance sheet and statement of shareholders’ equity and comprehensive income (loss).

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for Construct Service elements, projected cash flows associated with recoverability of deferred contract costs, contract concessions and long-lived assets, liabilities associated with pensions and performance guarantees, loss accruals for litigation, and receivables collectibility.

Concentration of Credit Risk

Net operating receivables from General Motors (“GM”) and its affiliates totaled $334 million, $488 million and $453 million as of December 31, 2003, 2002 and 2001, respectively. In addition, the Company has several large contracts with major U.S. and foreign corporations, each of which may result in the Company carrying a receivable balance between $50 million and $100 million at any point in time. At December 31, 2003, the Company had net operating receivables of $167 million and $139 million of investments in leveraged leases associated with travel-related industry clients, including airlines. Other than our operating receivables from GM and aforementioned contracts, concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of clients forming the Company’s client base and their dispersion across different industries and geographic areas.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

Stock-Based Compensation

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the years ended December 31, 2003, 2002 and 2001 (in millions, except per share amounts):

	2003	2002	2001
Net income (loss):
As reported	$(1,698)	$1,116	$1,363
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	40	39	65
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(209)	(312)	(186)

Pro forma	$(1,867)	$843	$1,242

Basic earnings (loss) per share of common stock:
As reported	$(3.55)	$2.33	$2.90
Pro forma	(3.90)	1.76	2.64

Diluted earnings (loss) per share of common stock:
As reported	$(3.55)	$2.28	$2.81
Pro forma	(3.90)	1.73	2.59

The weighted-average fair value of options granted was $4.70, $19.59 and $23.09 for 2003, 2002 and 2001, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: dividend yields of 3.6%, 1.1% and 1.0%; expected volatility of 45.9%, 42.7% and 38.6%; risk-free interest rate of 2.7%, 4.5% and 4.8%; and expected lives of 4.2 years, 3.8 years and 5.7 years.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

NOTE 2:	MARKETABLE SECURITIES

Trading securities at December 31, 2003 and 2002 had carrying amounts of $42 million and $69 million, respectively. Changes in net unrealized holding gains (losses) on trading securities included in earnings were $8 million, $(8) million and $(3) million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a summary of current available-for-sale marketable securities at December 31, 2003 and 2002 (in millions):

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$25	$1	$—	$26
Other debt securities	5	—	—	5

Total debt securities	30	1	—	31
Equity securities	42	1	—	43

Total current available-for-sale securities	$72	$2	$—	$74

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$83	$3	$—	$86
Other debt securities	43	1	—	44

Total debt securities	126	4	—	130
Equity securities	46	3	—	49

Total current available-for-sale securities	$172	$7	$—	$179

The amortized cost and estimated fair value of current available-for-sale debt securities at December 31, 2003, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$20	$20
Due after one year through five years	10	11

Total debt securities	$30	$31

The following table summarizes sales of available-for-sale securities for the years ended December 31, 2003, 2002 and 2001 (in millions), excluding the delivery of certain investments during 2001 in settlement of the Company’s obligation under a forward sale agreement. Specific identification was used to determine cost in computing realized gain or loss.

	2003	2002	2001
Proceeds from sales	$548	$60	$58
Gross realized gains	3	—	1
Gross realized losses	(3)	(30)	—

NOTE 3:	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2003 and 2002 (in millions):

	2003	2002
Land	$116	$117
Buildings and facilities	2,029	1,854
Computer equipment	5,715	5,460
Other equipment and furniture	645	637

Subtotal	8,505	8,068
Less accumulated depreciation	(5,647)	(5,045)

Total	$2,858	$3,023

NOTE 4:	DEFERRED CONTRACT COSTS

In connection with changes in accounting policy adopted as of January 1, 2003, the Company began deferring certain costs relating to construction and set-up activities on client contracts (see Note 1). Deferred costs are amortized over the remaining contract term once the construction or set-up activities are complete. The following is a summary of deferred costs at January 1 and December 31, 2003 (in millions):

	Deferred Costs	Accumulated Amortization	Total
Balance at January 1, 2003	$1,507	$(413)	$1,094
Additions	552	(307)	245
Other	(531)	62	(469)

Balance at December 31, 2003	$1,528	$(658)	$870

During the fourth quarter of 2003, the Company recorded a write-down of $559 million of deferred costs in cost of revenues associated with its contract with the Department of Navy to install a fully dedicated intranet and related infrastructure. Future estimated cash flows to be generated by the contract were no longer sufficient to recover such costs. The Navy Marine Corps Intranet (“NMCI”) contract deferred cost write-down is reflected in the “other” line item in the table above. Remaining changes in the “other” line item are associated with foreign currency translation adjustments.

Estimated amortization expense related to deferred costs at December 31, 2003 for each of the years in the five-year period ending December 31, 2008 and thereafter is (in millions): 2004 – $227; 2005 – $139; 2006 – $131; 2007 – $118; 2008 – $93 and thereafter – $162.

NOTE 5:	INVESTMENTS AND OTHER ASSETS

The following is a summary of investments and other assets at December 31, 2003 and 2002 (in millions):

	2003	2002
Lease contracts receivable (net of principal and interest on non-recourse debt)	$76	$123
Estimated residual values of leased assets (not guaranteed)	37	35
Unearned income, including deferred investment tax credits	(43)	(59)

Total investment in leveraged leases (excluding deferred taxes of $30 million and $42 million at December 31, 2003 and 2002, respectively)	70	99
Leveraged lease partnership investment	139	145
Investments in equipment for lease	253	250
Investments in securities, joint ventures and partnerships	27	32
Deferred pension costs	320	318
Long-term deposit	—	87
Other	249	171

Total	$1,058	$1,102

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The majority of the Company’s investment in leveraged leases is comprised of a fiber optic equipment leveraged lease with a subsidiary of MCI entered into in 1988. During the fourth quarter of 2003, the Company reached an agreement with MCI on amended terms that do not differ materially from the previous lease agreement. The Company has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases. The Company’s share of rent receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt.

During 2001, the Company contributed certain leveraged aircraft lease investments to a partnership in exchange for an equity interest in the partnership. The Company accounts for its interest in the partnership under the equity method. During 2002, the Company recorded write-downs totaling $76 million to its investment in the partnership due to uncertainties regarding the recoverability of the partnership’s investments with US Airways and United Airlines, both of which filed for bankruptcy in 2002. These write-downs are reflected in other income (expense) in the Company’s consolidated statements of operations. At December 31, 2003, the partnership’s remaining leveraged lease investments included investments with American Airlines, two other U.S. airlines and one international airline. The Company’s ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be further impaired.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $9 million and $8 million at December 31, 2003 and 2002, respectively. The Company recognized impairment losses totaling $22 million and $37 million in 2002 and 2001, respectively, due to other than temporary declines in the fair values of certain non-marketable equity securities. These losses are reflected in other income (expense) in the Company’s consolidated statements of operations.

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002 (see Note 1).

The following is a summary of net income and earnings per share for the year ended December 31, 2001 as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in millions, except per share amounts):

2001
Net income – as reported	$1,363
Goodwill amortization, net of income taxes	137
Tradename amortization, net of income taxes	6

Net income – as adjusted	$1,506

Basic earnings per share of common stock:
Net income – as reported	$2.90
Goodwill amortization, net of income taxes	0.29
Tradename amortization, net of income taxes	0.01

Net income – as adjusted	$3.20

Diluted earnings per share of common stock:
Net income – as reported	$2.81
Goodwill amortization, net of income taxes	0.29
Tradename amortization, net of income taxes	0.01

Net income – as adjusted	$3.11

The Company changed its segment reporting during 2003 and 2002 to conform to new organizational structures (see Note 12). Goodwill was reassigned to the new reporting segments based on the relative fair value of each segment to the aggregate fair value of those segments affected by the reorganization. The following is a summary of changes in the carrying amount of goodwill by segment for the years ended December 31, 2003 and 2002 (in millions):

	Outsourcing	UGS PLM Solutions	A.T. Kearney	Total
Balance at December 31, 2001	$2,715	$961	$16	$3,692
Additions	248	23	—	271
Deletions	(51)	—	—	(51)
Other	176	(16)	5	165

Balance at December 31, 2002	3,088	968	21	4,077
Additions	17	—	—	17
Deletions	(33)	—	—	(33)
Other	379	2	—	381

Balance at December 31, 2003	$3,451	$970	$21	$4,442

Goodwill additions resulted from acquisitions completed in 2002 and 2003 and include adjustments to the preliminary purchase price allocations. Goodwill deletions resulted from divestitures completed in 2003 and 2002 (see Notes 17 and 19). Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments. The Company conducted its annual goodwill impairment tests as of December 1, 2003 and 2002. No impairment losses were identified as a result of these tests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2003 and 2002 (in millions):

	2003
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,863	$1,799	$1,064
Customer accounts	350	157	193
Other	257	191	66

Total	$3,470	$2,147	1,323

Indefinite Useful Lives
Tradename			133

Total intangible assets			$1,456

	2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,203	$1,211	$992
Customer accounts	378	131	247
Other	183	146	37

Total	$2,764	$1,488	1,276

Indefinite Useful Lives
Tradename			133

Total intangible assets			$1,409

The Company recorded a $38 million asset impairment provision during 2002 related to its decision to exit the subscription fulfillment business included in the Outsourcing segment. This amount is reflected in discontinued operations in the Company’s consolidated statements of operations. The impairment provision was calculated as the difference between carrying value of the net assets of the subscription fulfillment business and its estimated selling price, and resulted in the write-off of certain customer accounts intangible assets totaling $28 million.

In connection with the divestiture of Technology Solutions, $8 million of customer accounts intangibles allocated to this business were included in the $9 million net loss on sale recorded in discontinued operations in the year ended December 31, 2003.

Amortization expense related to intangible assets was $579 million and $415 million for the years ended December 31, 2003 and 2002, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2003 for each of the years in the five-year period ending December 31, 2008 and thereafter is (in millions): 2004 – $535; 2005 – $366; 2006 – $236; 2007 – $78; 2008 – $26; and thereafter – $82.

NOTE 7:	ACCRUED LIABILITIES

The following is a summary of accrued liabilities at December 31, 2003 and 2002 (in millions):

	2003	2002
Accrued liabilities relating to:
Contracts	$1,013	$1,082
Payroll	841	622
Restructuring activities	179	29
Property, sales and franchise taxes	363	276
Other	957	955

Total	$3,353	$2,964

NOTE 8:	LONG-TERM DEBT AND SECURED A/R FACILITY

The following is a summary of long-term debt and secured accounts receivable, or A/R, facility at December 31, 2003 and 2002 (in millions):

	2003		2002
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Secured A/R facility	$—		$406	1.78%

Long-term debt:
Commercial paper	$—		$231	2.04%
Senior notes due 2004	1,610	5.78%	1,610	5.78%
Senior notes due 2013	1,084	6.00%	—
Zero-coupon convertible notes due 2021	39	1.25%	765	1.25%
Convertible notes due 2023	690	3.88%	—
Notes payable due 2004 to 2029	2,048	7.04%	2,048	7.00%
Other, including capital leases	292		327

Total	5,763		4,981
Less current portion of long-term debt	(2,275)		(833)

Long-term debt	$3,488		$4,148

In September 2003, the Company completed the renegotiation of its committed credit facilities, resulting in a reduction of the aggregate commitment from $1.25 billion to $1.0 billion. The Company’s $625 million Revolving Credit and Term Loan Agreement, which terminated on September 11, 2003, was replaced with a $450 million Three-Year Multi-Currency Revolving Credit Agreement with a syndicate of banks. In addition, the Company’s $625 million Multi-Currency Revolving Credit Agreement was amended and restated to include financial and other terms similar to the new Three-Year Multi-Currency Revolving Credit Agreement and to reduce the commitment thereunder to $550 million. The Multi-Currency Revolving Credit Agreement expires September 2004. The agreements contain a fee structure for the aggregate commitment and outstanding borrowings, if any, based on the credit ratings of Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). The aggregate commitment fee ranges from 0.15% to 0.50%. The fee payable on outstanding borrowings ranges from LIBOR plus 0.60% to LIBOR plus 2.00%. As of December 31, 2003, the rate was 0.275% and there were no outstanding borrowings under the committed credit facilities at December 31, 2003 or 2002.

The Company’s credit facilities, the secured A/R facility referred to below and the indentures governing its long-term notes contain certain covenants, including restrictions on mergers, consolidations and sales of substantially all of the assets of the Company. In addition, the Company’s unsecured credit facilities and secured A/R facility contain certain financial and other restrictive covenants that would allow the associated indebtedness to be accelerated in the event of noncompliance. The financial covenants include a minimum net worth requirement, a fixed charge coverage requirement and a leverage ratio requirement. The minimum net worth requirement is calculated each calendar quarter as the sum of: a) 85% of net worth as of September 30, 2003, plus b) 50% of consolidated net income (as defined in the agreement), if positive, after September 30, 2003, plus c) 80% of any increase in net worth resulting from issuances of equity interests, plus d) 100% of any increase in net worth resulting from issuances of equity interests related to the Company’s senior notes due in 2004, less e) 50% of one-time charges (as defined in the agreement) after September 30, 2003 up to a maximum reduction of $625 million, less f) $100 million. The leverage ratio requirement limits the Company’s leverage ratio (as defined in the agreement) to not exceed 2.75-to-1 through June 2004, 2.25-to-1 from July 2004 through June 2005, and 2.00-to-1 from July 2005 thereafter. The fixed charge coverage covenant requires the Company to maintain a fixed charges ratio (as defined) of no less than 1.10-to-1 through June 2004 and 1.25-to-1 thereafter. The Company was in compliance with all covenants at December 31, 2003.

The Company’s unsecured credit facilities, the indentures governing its long-term notes, its secured A/R facility, the securitization facility for the NMCI contract (see Note 15) and certain other debt instruments contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million.

In June 2003, the Company completed a private offering of $1.1 billion aggregate principal amount of 6.0% unsecured Senior Notes due 2013. Interest on the notes is payable semiannually beginning February 2004. In the event the credit ratings assigned to the notes fall to below the Baa3 rating of Moody’s or the rating BBB- of S&P, the interest rate payable on the notes will be increased to 6.5%. If, following such a downgrade, Moody’s or S&P subsequently increase the ratings assigned to the notes to at least Baa3 and BBB-, respectively, the interest rate payable on the notes will be decreased to the initial interest rate. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swaps with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month London Interbank Offering Rate (1.22% at December 31, 2003) plus 2.275% to 2.494%. These interest rates swaps are accounted for as fair value hedges (see Note 1).

In June 2003, the Company completed a private offering of $690 million aggregate principal amount of 3.875% unsecured Convertible Senior Notes due 2023. Interest on the notes is payable semiannually beginning January 2004. Contingent interest is payable during any six-month period beginning July 2010 in which the average trading price of a note for the applicable five trading day reference period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month period. The five trading day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period. The notes are convertible by holders into shares of the Company’s common stock at an initial conversion rate of 29.2912 shares of common stock per $1,000 principal amount, representing an initial conversion price of $34.14 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of EDS common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of EDS common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody’s or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018 or upon a fundamental change in the Company’s ownership, control or the marketability of the Company’s common stock prior to July 15, 2010.

In December 2002, EDS Information Services, LLC, a wholly owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member (the “LLC”), which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. The secured A/R facility was reduced to $400 million during 2003. There was no balance outstanding under this facility at December 31, 2003. Maximum borrowings under the facility vary based on the eligible trade receivables held by the LLC, however outstanding borrowings under the facility cannot exceed $400 million. The facility will expire in December 2005, subject to annual renewal. In the event certain stated criteria are not complied with and a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, events or collection trends materially negatively impacting the collateral. The Company does not expect to utilize this facility for the foreseeable future. In March 2004, such facility was amended to remove events of termination related to the Company’s long-term debt rating and incorporate the financial covenants included in the Company’s secured credit facilities.

In October 2001, the Company completed the public offering of zero-coupon convertible senior notes due October 10, 2021. During October 2003, the Company redeemed $733 million outstanding principal amount of its zero-coupon convertible notes at the request of the holders of such notes and in accordance with the terms thereof. The remaining $39 million principal amount of such notes may be redeemed at the option of the holders thereof in October 2004 and periodically thereafter.

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

Expected maturities of long-term debt for years subsequent to December 31, 2003 are as follows (in millions):

2004(1)	$2,275
2005	637
2006	59
2007	18
2008	2
Thereafter	2,772

Total	$5,763

(1)	Does not include expected proceeds of $1.6 billion to be received by the Company from the purchase contracts associated with the June 2001 public offering. After applying such proceeds against the related debt maturity, remaining debt maturities in 2004 are $675 million.

NOTE 9:	MINORITY INTERESTS AND OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $318 million and $285 million at December 31, 2003 and 2002, respectively. Other long-term liabilities include liabilities related to the Company’s purchased or licensed software and interest rate swap agreements. Minority interests were $166 million and $132 million at December 31, 2003 and 2002, respectively.

NOTE 10:	INCOME TAXES

Total income tax expense for the years ended December 31, 2003, 2002 and 2001 was allocated as follows (in millions):

	2003	2002	2001
Income (loss) from continuing operations	$(137)	$518	$797
Income (loss) from discontinued operations	(2)	57	15
Cumulative effect on prior years of a changes in accounting principles	(829)	—	(13)
Shareholders’ equity	68	(227)	(183)

Total	$(900)	$348	$616

The provision for income tax expense on income (loss) from continuing operations is summarized as follows for the years ended December 31, 2003, 2002 and 2001 (in millions):

	United States		Non-U.S.	Total
	Federal	State
2003
Current	$46	$13	$(106)	$(47)
Deferred	(349)	(72)	331	(90)

Total	$(303)	$(59)	$225	$(137)

2002
Current	$(94)	$6	$360	$272
Deferred	411	5	(170)	246

Total	$317	$11	$190	$518

2001
Current	$117	$18	$182	$317
Deferred	404	33	43	480

Total	$521	$51	$225	$797

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
U.S. income	$(806)	$1,071	$1,546
Non-U.S. income	417	453	610

Total	$(389)	$1,524	$2,156

A reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to the actual income tax expense follows for the years ended December 31, 2003, 2002 and 2001 (dollars in millions):

	2003	2002	2001
Statutory federal income tax	$(136)	$534	$755
State income tax, net	(31)	7	33
Foreign losses	73	5	5
Nondeductible acquired in-process research and development	—	—	30
Nondeductible goodwill	8	—	39
Research and experimentation credits	(50)	(55)	(53)
Other	(1)	27	(12)

Total	$(137)	$518	$797

Effective income tax rate	35.2%	34.0%	37.0%

The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows as of December 31, 2003 and 2002 (in millions):

	2003		2002
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$12	$297	$9	$376
Other accrual accounting differences	476	278	281	826
Employee benefit plans	160	19	167	17
Depreciation/amortization differences	451	244	127	195
Net operating loss and tax credit carryforwards	602	—	298	—
Employee-related compensation	250	—	196	—
Other	374	468	333	287

Subtotal	2,325	1,306	1,411	1,701
Less valuation allowances	(146)	—	(120)	—

Total deferred taxes	$2,179	$1,306	$1,291	$1,701

The net changes in the valuation allowances for the years ended December 31, 2003 and 2002 were increases of $26 million and $5 million, respectively. Approximately one-half of the Company’s net operating loss and tax carryforwards expire over various periods from 2004 through 2023, and others are unlimited. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not it will realize the benefits of the deductible differences, net of existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

U.S. income taxes have not been provided on $445 million of undistributed earnings of certain foreign subsidiaries, as such earnings have been permanently reinvested in the business. As of December 31, 2003, the unrecognized deferred tax liability associated with these earnings amounted to approximately $72 million.

NOTE 11:	STOCK PURCHASE AND INCENTIVE PLANS

Stock Purchase Plan

Under the Stock Purchase Plan, eligible employees may purchase EDS common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year in market value. Shares of EDS common stock purchased under the plan may not be sold or transferred within one year of the date of purchase. At December 31, 2003, the number of shares available for future sale under the EDS Stock Purchase Plan was 45.3 million.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are “broad-based” plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of December 31, 2003, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of December 31, 2003, no shares were available for issuance under these plans.

Incentive Plan

The Incentive Plan is authorized to issue up to 136.5 million shares of common stock. The Incentive Plan permits the granting of stock-based awards in the form of stock grants, restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees and non-employee directors. The exercise price for stock options granted under this plan must be equal to or greater than the fair market value on the date of the grant. The maximum number of shares for which additional awards may be granted under this plan was 47.8 million at December 31, 2003.

During the years ended December 31, 2003, 2002 and 2001, 0.6 million, 0.2 million and 0.3 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of three to 10 years. The weighted-average fair values of the restricted stock units granted were $17.29, $39.73 and $58.42 for the years ended December 31, 2003, 2002 and 2001, respectively. The quoted market price of common stock as of the date of grant is charged to operations over the vesting period. The total number of unvested units outstanding at December 31, 2003 was 4.6 million.

During the years ended December 31, 2003, 2002 and 2001, non-employee directors were granted a total of 4,532, 1,820 and 1,651 restricted shares, respectively, of EDS common stock that vest over a three-year period. The quoted market price of common stock on the date of grant is charged to expense over the vesting period.

Transition Incentive Plan

The Transition Incentive Plan permits the grant of nonqualified stock options to eligible employees. This plan was intended to be used exclusively for the grant of stock options to former employees of Structural Dynamics Research Corporation (“SDRC”), which was acquired in August 2001, and UGS PLM Solutions Inc. (formerly Unigraphics Solutions Inc.), which became a wholly owned subsidiary in September 2001, and has been used exclusively for that purpose. Such options have an exercise price equal to the fair market value per share of common stock on the grant date, vest ratably over four years and have a term of 10 years from the grant date. The number of options originally authorized for issuance under this plan is 3.7 million. At December 31, 2003, no options were available for issuance under the plan.

Transition Inducement Plan

The Transition Inducement Plan permits awards in the form of nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards or stock grants to eligible employees. This plan was adopted in October 2002 in anticipation of then proposed New York Stock Exchange rules which provide that awards issued to induce new employment or in exchange for awards under an “acquired” plan are not subject to shareholder approval. All options granted under this plan must have an exercise price not less than the fair market value per share of common stock on the grant date. The maximum number of shares that can be issued under this plan is 7.0 million, of which not more than 2.0 million are available for awards other than in the form of stock options. During the year ended December 31, 2003, 0.4 million restricted stock units with a weighted-average fair value of $20.17 were granted under this plan. As of December 31, 2003, 4.9 million shares were available for issuance under this plan.

A summary of options activity under PerformanceShare, Global Share, Incentive Plan, Transition Incentive Plan and Transition Inducement Plan during the years ended December 31, 2003, 2002 and 2001, is presented below (shares in millions):

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options:
Outstanding at beginning of year	73.9	$53	57.1	$51	51.2	$47
Granted	22.5	$17	26.5	$59	17.2	$58
Exercised	—	—	(0.7)	$44	(8.1)	$43
Forfeited	(46.1)	$52	(9.0)	$56	(3.2)	$50

Outstanding at end of year	50.3	$38	73.9	$53	57.1	$51

Exercisable	22.1	$55	21.4	$51	15.1	$46

A summary of options outstanding by exercise price range at December 31, 2003 is presented below (shares in millions):

	Shares Outstanding			Shares Exercisable
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Period	Shares	Weighted- Average Exercise Price
$14 to $29	21.5	$17	7 years	0.4	$18
$30 to $46	9.4	$41	6 years	4.8	$42
$47 to $58	4.0	$55	5 years	2.9	$55
$59 to $69	15.4	$61	2 years	14.0	$61

Total	50.3			22.1

During 2003, the Company’s Board of Directors authorized and its shareholders approved a program designed to offer certain employees that hold certain stock options with exercise prices greater than $33.00 per share an opportunity to exchange all of their eligible options for the right to receive a lesser number of new options at a later date, assuming continued employment. The option exchange offer, which extended from August 24, 2003 through September 23, 2003, permitted such employees to receive new options with a theoretical value equivalent to the value of the forfeited options, generally one new option for every 1.5 to 3.0 options forfeited. Upon completion of the offer in September 2003, options to purchase 39.1 million shares were tendered, and new options for 17.6 million shares will be issued in 2004 in respect of the exchanged options, no sooner than six months and one day from the date of forfeiture. The new options will have an exercise price equal to the fair market value of the common stock on the date of the grant and will be issued under the Incentive Plan.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company’s general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the years ended December 31, 2003, 2002 and 2001, employer contributions to the plan were 0.6 million, 0.3 million and 0.6 million shares, respectively, with a weighted-average fair value of $16.71, $18.13 and $62.59, respectively. The plan is authorized to issue up to 8.2 million shares of common stock, of which 4.5 million was available for issuance at December 31, 2003.

NOTE 12:	SEGMENT INFORMATION

During 2003, the Company completed the transition of its Operations Solutions and Solutions Consulting lines of business to a unified IT outsourcing business. The new operating model provides the Company’s clients a single point of accountability, unifies the Company’s global service delivery capabilities and aligns development of innovative solutions with market demands. A.T. Kearney, the Company’s high-value management consulting subsidiary, and UGS PLM Solutions, the Company’s product lifecycle management software subsidiary, continue to operate as separate subsidiaries under the new operating model. The Company entered into a definitive agreement dated March 12, 2004, to sell a 100% equity interest in UGS PLM Solutions (see Note 20). The accompanying segment information is stated in accordance with the new organizational structure. Operating segments that have similar economic and other characteristics have been aggregated to form the Company’s reportable segments. Prior period segment data has been reclassified to conform to the current period segment presentation. Periods prior to January 1, 2003 have not been restated to give effect to accounting changes for asset retirement obligations or revenue recognition on long-term contracts adopted in 2003 (see Note 1).

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The “all other” category includes differences between fixed and actual exchange rates and corporate expenses.

The following is a summary of certain financial information by reportable segment for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003
	Revenues	Operating Income (Loss)	Total Assets
Outsourcing	$19,317	$1,221	$11,146
UGS PLM Solutions	866	150	1,517
A.T. Kearney	846	(7)	509
All other	447	(1,487)	5,108

Total	$21,476	$(123)	$18,280

	2002
	Revenues	Operating Income (Loss)	Total Assets
Outsourcing	$20,040	$2,823	$14,008
UGS PLM Solutions	879	141	1,559
A.T. Kearney	1,005	52	710
All other	(565)	(1,145)	2,603

Total	$21,359	$1,871	$18,880

	2001
	Revenues	Operating Income (Loss)	Total Assets
Outsourcing	$19,852	$3,368	$13,093
UGS PLM Solutions	759	106	1,590
A.T. Kearney	1,200	65	841
All other	(778)	(1,485)	829

Total	$21,033	$2,054	$16,353

The following is a summary of depreciation and amortization and deferred cost charges included in the calculation of operating income (loss) above for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Outsourcing	$1,601	$1,211	$1,220
UGS PLM Solutions	73	63	67
A.T. Kearney	20	21	24
All other	835	148	171

Total	$2,529	$1,443	$1,482

The following presents information about the Company’s operations in different geographic regions as of and for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003		2002		2001
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$11,433	$1,681	$11,911	$1,806	$11,923	$1,989
United Kingdom	3,374	361	3,481	411	3,380	344
All other	6,669	816	5,967	806	5,730	749

Total	$21,476	$2,858	$21,359	$3,023	$21,033	$3,082

Revenues and property and equipment of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

For the years ended December 31, 2003, 2002 and 2001, revenues from contracts with GM and its affiliates totaled $2.3 billion, $2.6 billion and $3.1 billion, respectively. Revenues from contracts with GM were reported in each of the Company’s reportable segments.

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

The following tables provide a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets (using October 31, 2003 and 2002 measurement dates), and a statement of the funded status as of December 31, 2003 and 2002 (in millions):

	2003	2002
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$5,154	$3,943
Service cost	290	287
Interest cost	353	277
Plan amendments	(5)	—
Actuarial loss	372	161
Foreign currency exchange rate changes	384	213
Benefit payments	(157)	(88)
Curtailments	—	(22)
Settlements	—	(26)
Special termination benefit	20	—
Other	133	409

Benefit obligation at end of year	$6,544	$5,154

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$3,739	$3,585
Actual return on plan assets	702	(381)
Foreign currency exchange rate changes	259	124
Employer contributions	271	207
Benefit payments	(157)	(88)
Settlements	(1)	(26)
Other	84	318

Fair value of plan assets at end of year	$4,897	$3,739

Funded Status
Funded status at December 31	$(1,647)	$(1,415)
Unrecognized transition obligation	13	12
Unrecognized prior-service cost	(240)	(267)
Unrecognized net actuarial loss	1,542	1,541
Adjustments from October 31 to December 31	83	22

Net amount recognized on the consolidated balance sheets (as described below)	$(249)	$(107)

The following table summarizes the assets and liabilities reflected on the Company’s balance sheets for pension benefits as of December 31, 2003 and 2002 (in millions):

	2003	2002
Prepaid benefit cost	$288	$283
Accrued benefit liability	(1,121)	(1,113)
Intangible asset	32	35
Accumulated other comprehensive income	552	688

Net amount recognized	$(249)	$(107)

The accumulated benefit obligation for all defined benefit pension plans was $5,697 million and $4,321 million at October 31, 2003 and 2002, respectively.

The Company has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These plans collectively represent an additional benefit obligation of approximately $30 million and plan assets of approximately $20 million.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $6,055 million, $5,298 million, and $4,410 million, respectively, at December 31, 2003 and $4,714 million, $4,228 million, and $3,401 million, respectively, at December 31, 2002.

The following table provides the components of net periodic pension cost recognized in earnings for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Service cost	$290	$287	$283
Interest cost	353	277	263
Expected return on plan assets	(339)	(355)	(382)
Amortization of transition obligation	1	1	1
Amortization of prior-service cost	(32)	(32)	(31)
Amortization of net actuarial loss	81	17	8

Net periodic benefit cost	354	195	142
Curtailment loss (gain)	—	(18)	10
Special termination benefit	20	—	—
Settlement loss	—	4	—

Net periodic benefit cost after curtailments and settlements	$374	$181	$152

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The Company recorded a special termination benefit of $20 million during 2003 related to contractual obligations to its former Chief Executive Officer. The Company recorded a curtailment gain of $18 million and a settlement loss of $4 million during 2002 related to the conversion of one of the international plans to a defined contribution plan. As a result of the termination of the Company’s service contract with the U.K. Government’s Inland Revenue department, the contract’s workforce will transition to the new IT provider in July 2004. The pension liability associated with this workforce will also transition to the new provider, resulting in the recognition of a settlement loss of up to $75 million. The actual amount of the loss will be determined and recognized in the Company’s statement of operations upon final settlement of the obligation, which is expected to occur in late 2004 or early 2005.

At December 31, 2003 and 2002, the Plans’ assets consisted primarily of equity securities and, to a lesser extent, government obligations and other fixed income securities. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. Effective January 1, 2000, the Company allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan. The Company contributed $3 million, $6 million and $8 million to the EDS 401(k) Plan related to these elections during the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are not included in net periodic pension cost shown in the table above.

The following table summarizes the weighted-average assumptions used in the determination of the Company’s benefit obligation for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Discount rate at October 31	6.0%	6.4%	6.4%
Rate of increase in compensation levels at October 31	3.3%	3.5%	3.5%

The following table summarizes the weighted-average assumptions used in the determination of the Company’s net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Discount rate at October 31	6.4%	6.4%	6.7%
Rate of increase in compensation levels at October 31	3.5%	3.5%	4.3%
Long-term rate of return on assets at January 1	8.7%	9.6%	9.7%

The expected long-term rate of return for U.S. plan assets at January 1, 2003 was 9.4%. The weighted-average discount rate, rate of increase in compensation levels, and long-term rate of return on assets used to calculate 2004 pension expense will be 6.0%, 3.3% and 8.6%, respectively.

Plan assets for the Company’s U.S. pension plans comprise 55% of the total assets for all plans. The following table provides the weighted-average asset allocation of U.S. plan assets at December 31, 2003 and 2002, by asset category:

	2003	2002
Equity securities	87%	85%
Debt securities	8%	10%
Cash and cash equivalents	5%	4%
Real estate	—	—
Other	—	1%

Total	100%	100%

In determining pension expense recognized in its statements of operations, the Company utilizes an expected long-term rate of return that, over time, should approximate the actual long-term returns earned on pension plan assets. The Company derives the assumed long-term rate of return on assets based upon the historical return of actual plan assets and the historical long-term return on similar asset classes as well as anticipated future returns based upon the asset mix of the plans. Assumed rates of return are based upon a long-term view of the pension investment strategy, which is consistent with the average age of the Company’s workforce and associated average periods until retirement. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments, while susceptible to significant short-term fluctuations, have historically outperformed most other investment alternatives on a long-term basis. The Company utilizes an active management strategy through third-party investment managers to maximize asset returns. As of December 31, 2003, the weighted-average target asset allocation for all plans was 82% equity; 15% fixed income; 1% cash and cash equivalents; 1% real estate; and 1% other. The company expects to contribute $150 million to its U.S. pension plans during 2004, all of which are discretionary for statutory purposes.

Estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for U.S. pension plans over the next ten years are: 2004 – $81 million; 2005 – $86 million; 2006 – $92 million; 2007 – $102 million; 2008 – $114 million; and 2009 through 2013 – $826 million.

In addition to the plans described above, the EDS 401(k) Plan provides a long-term savings program for participants. The EDS 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The EDS 401(k) Plan also provides for employer-matching contributions, in the form of EDS common stock, which participants may elect to transfer to another investment option within the EDS 401(k) Plan after two years from the date of contribution. During the years ended December 31, 2003, 2002 and 2001, employer-matching contributions totaled $41 million, $39 million and $35 million, respectively.

NOTE 14:	COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases of tangible property and equipment included in costs and charged to expenses were $960 million, $919 million and $954 million for the years ended December 31, 2003, 2002 and 2001, respectively. Commitments for rental payments under non-cancelable operating leases of tangible property and equipment net of sublease rental income are: 2004 – $428 million; 2005 – $380 million; 2006 – $274 million; 2007 – $200 million; 2008 – $149 million; and all years thereafter – $503 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2004 – $732 million; 2005 – $492 million; 2006 – $449 million; 2007 – $451 million; 2008 – $400 million; and all years thereafter – $1.1 billion. Amounts paid under these agreements were $1,364 million, $762 million and $561 million during the years ended December 31, 2003, 2002 and 2001, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

NOTE 15:	CONTINGENCIES

During 2003, the Company extended and expanded the securitization facility under which it finances the purchase of capital assets for its NMCI contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more consistent with the term of the NMCI contract. Under the terms of this facility, the Company finances the purchase of capital assets for the NMCI contract by selling certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. At December 31, 2003, the Trust had external borrowings of $728 million and the Company’s beneficial interest was $264 million. The aggregate dollar values of assets purchased under the securitization facility were $668 million, $109 million and $147 million, respectively, during the years ended December 31, 2003, 2002 and 2001. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to the Company, but would preclude additional financial asset purchases by the Trust. The Company has no effective control over the activities of the Trust, and it is legally isolated from the Company.

Client payments are made directly to the Trust, with the excess of the amounts due then paid to the Company. If the client does not make the required payments under the NMCI contract, the Company is not obligated to acquire the underlying assets except upon receipt of notification of the client’s intention to terminate the contract due to the Company’s performance default or the material inaccuracy of certain representations made by the Company. Certain events give the Trust’s lenders the right to require all client contract payments be retained in the Trust’s account and used to repay external borrowings. These events include the cancellation of the NMCI contract by the client, the Company’s breach of any payment obligation or of any covenant under the facility, a material adverse change in the Company’s operations that materially adversely affects its ability to perform its duties under the transaction documents, the Company’s failure to be in compliance with the financial covenants in its credit facilities, or client payments under the NMCI contract falling below minimum levels. The Company is obligated to pay any remaining amounts due and not collected through contract payments approximately 180 days (90 days in certain circumstances) after termination of the NMCI contract. The Company considers the likelihood of the occurrence of any of these events to be remote.

In connection with certain service contracts, the Company may arrange a client supported financing transaction (“CSFT”) with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract.

In the CSFT, all client contract payments are made directly to the financial institution providing the financing. After the predetermined monthly obligations to the financial institution are met, the remaining portion of the customer payment is made available to the Company. If the client does not make the required payments under the service contract, under no circumstances does the Company have an ultimate obligation to acquire the underlying assets unless nonperformance under the service contract would permit its termination, or the Company fails to comply with certain customary terms under the financing agreements, including, for example, covenants the Company has undertaken regarding the use of the assets for their intended purpose. The Company considers the likelihood of its failure to comply with any of these terms to be remote. In the event of nonperformance under applicable contracts which would permit their termination, the Company would have no additional or incremental performance risk with respect to the ownership of the assets, because it would have owned or leased the same or substantially equivalent assets in order to fulfill its obligations under its service contracts. Performance under the Company’s service contracts is generally measured by contract terms relating to project deadlines, IT system deliverables or level-of-effort measurements.

The aggregate dollar values of assets purchased under the Company’s CSFT arrangements were $72 million, $212 million and $417 million, respectively, during the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, an aggregate of $601 million was outstanding under CSFTs yet to be paid by the Company’s clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote. At December 31, 2003, the Company had $352 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $77 million of other financial guarantees outstanding at December 31, 2003 relating to indebtedness of others.

Some of the Company’s client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. The Company currently is performing construct activities on 13 contracts and, in most cases, concurrently providing various IT services using the legacy IT systems acquired from the clients. At December 31, 2003, the Company had net deferred contract and set-up costs of $870 million and other assets, including prepaid expenses, equipment and software, of $1.4 billion associated with these contracts, the most significant of which is the NMCI contract. Some of these contracts, including the NMCI contract and another commercial contract discussed below, have experienced delays in their development and construction phases, and certain milestones have been missed. The Company is currently in discussions with the Department of the Navy and the other commercial client regarding modification of deployment schedules and contract terms. While the Company believes it can deliver the required systems and services and its net assets at December 31, 2003 for each of these contracts will be recovered over their respective terms, significant further delays in development and construction, or termination or significant amendment of the respective contract, could result in a material impairment of a portion of the associated assets.

The Company has previously referred to a significant commercial contract under which it provides various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. At December 31, 2003, the Company had invested net assets of approximately $150 million, including receivables, prepaid expenses, equipment, deferred contract costs, software and accrued liabilities, associated with this contract. These assets are expected to be recovered through cash flows from the contract over its remaining term. This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. The client has indicated that it believes the Company is in default of its obligations and that the contract is subject to termination by the client. Throughout the contract period the Company has been negotiating with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. These issues remain unresolved. As a result, the Company believes material portions of the contract may have become unworkable in that the original intent of the parties as to pricing and other essential terms is being frustrated. If the Company is able to reach a negotiated solution with the client, it expects that would occur during the first half of 2004. If a negotiated solution cannot be reached, the parties may each seek appropriate legal remedies to resolve these issues, including the possible discontinuation of the relationship. In such event, the contract could be terminated and legal recourse pursued. This may result in losses that could be material. It is possible that even if the parties reach a negotiated solution, the impact of that agreement could result in an impairment of some of the associated assets. Any impairment of associated assets related to this contract could be material.

The Company’s service contracts with clients contain rights and performance obligations of both parties. From time to time, the Company is required to take appropriate actions to enforce its rights under its client service contracts and ensure recoverability of associated assets. During 2002, the Company instituted appropriate legal action to ensure recoverability of approximately $56 million of net assets associated with a service contract terminated by the Company due to a default by the client. The Company believes the recovery of these assets is probable.

In July 1998, the Company converted its U.S. Retirement Plan benefit formula to a cash balance benefit formula. The Company believes that cash balance plans are legal and do not violate age discrimination laws. However, in July 2003, the U.S. District Court for the Southern District of Illinois ruled that IBM’s cash balance conversion violated the age discrimination provisions of the Employee Retirement Income Security Act (“ERISA”). IBM has announced it will appeal the decision. Based on the Company’s understanding of the facts associated with the case, the Company believes this decision will ultimately be overturned and cannot currently estimate the financial impact of any adverse ruling on this matter. No legal proceedings have been commenced to date alleging that the Company’s U.S. Retirement Plan is age discriminatory.

The Company and certain of its former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to its September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements and/or omissions of material facts regarding the Company’s financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under ERISA and made misrepresentations to the class regarding the value of EDS shares. The Company’s motions to centralize all of the foregoing cases in the U.S. District Court for the Eastern District of Texas have been granted.

Representatives of two committees responsible for administering the EDS 401(k) Plan notified the Company of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”) as a result of an alleged failure to register certain shares of EDS common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002. The committee representatives have asserted that plan participants to whom shares were sold during the applicable period are entitled to receive a return of the amounts paid for the shares, plus interest and less any income received, upon tender of the shares to EDS. The Company believes it can assert arguments and defenses that could significantly reduce or eliminate any liability. However, some of the legal principles involved in these arguments and defenses are subject to significant uncertainties.

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan. The Company’s motions to dismiss the consolidated securities action and the consolidated ERISA action were denied by the U.S. District Court for the Eastern District of Texas on January 13, 2004 and February 3, 2004, respectively. The Company intends to defend these actions vigorously. As these actions are in an early stage, the Company is not able to determine the actual impact on it or its consolidated financial statements.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against the Company’s directors and certain former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding the Company’s financial condition similar to those raised in the purported class actions described above. These cases have been consolidated into a single action in the District Court of Collin County, Texas. This action will be defended vigorously. As this action is in an early stage, the Company is not able to determine the actual impact on its consolidated financial statements.

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors of the Company in the U.S. District Court for the Eastern District of Texas. The plaintiff relies upon substantially the same actual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of EDS against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company’s business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification from the defendants for the claims and litigation resulting from the defendants’ alleged breach of their fiduciary duties. This action will be defended vigorously. As this action is in an early stage, the Company is not able to determine the actual impact on its consolidated financial statements.

The SEC staff is conducting a formal investigation relating to the Company’s purchase and settlement of forward contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, customer contracts that contain prepayment provisions, and the events leading up to its third quarter 2002 earnings guidance announcement. The SEC staff has also requested certain documents related to the Company’s NMCI contract, including information regarding the write-off of deferred costs related to that contract in the fourth quarter of 2003. The investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC’s views of the issues being investigated or any action that the SEC might take.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company’s liability on claims and pending actions at December 31, 2003 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

NOTE 16:	ACQUISITIONS

On August 16, 2002, the Company acquired the managed hosting business of Loudcloud, Inc. (now known as Opsware Inc.) for $63.5 million in cash. In addition, the Company entered an agreement to license its Web hosting automation software Opsware™ for a fee of $52.0 million over three years. The acquisition and licensing agreement strengthen the Company’s position in the Web hosting market and provide a foundation for automation of service delivery and applications management.

On August 31, 2001, the Company acquired all of the outstanding capital stock of SDRC for $840 million in cash, net of cash acquired. SDRC offers software and services in mechanical design, product data management and business integration. On September 28, 2001, the Company acquired the 14% publicly held minority interest in its consolidated UGS PLM subsidiary for

$174 million in cash. The Company combined UGS and SDRC to create the UGS PLM Solutions subsidiary to deliver integrated technology and services supporting the entire lifecycle of a product. The formation of UGS PLM Solutions created a single source for fully serviced product lifecycle management solutions for the manufacturing industry.

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

In connection with the acquisitions of SDRC and the minority interest in UGS, the Company recorded pre-tax charges relating to the write-off of acquired in-process R&D totaling $86 million. At the respective dates of these acquisitions, the in-process R&D projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects generally included enhancements and upgrades to existing technology, enhanced communication among systems, introduction of new functionality and the development of new technology primarily for integration purposes. The SDRC development projects ranged from 50% to 80% complete and the UGS development projects ranged from 20% to 60% complete at their respective acquisition dates. The value of the in-process R&D was calculated using a discounted cash flow analysis of the anticipated income stream of the related product sales. The projected net cash flows were discounted using a weighted-average cost of capital between 21% and 30% for the SDRC projects and between 27% and 39% for the UGS projects based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development. All projects were completed in 2002.

The purchase prices of the Sabre, Systematics, SDRC and UGS acquisitions were allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and appraisals. The excess purchase price over the fair value of net assets acquired was allocated to goodwill in the Outsourcing and UGS PLM Solutions segments in the amounts of $1,012 million and $840 million, respectively. Approximately $370 million of the goodwill is expected to be deductible for income tax purposes. Approximately $200 million assigned to goodwill for these acquisitions was subject to amortization in 2001 (see Note 6).

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

The following table is prepared on a pro forma basis for the year ended December 31, 2001 as though the Sabre, Systematics and SDRC businesses and the UGS PLM minority interest had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as amortization of intangibles and interest expense. Impact of the Loudcloud acquisition has been excluded from the pro forma amounts as such impact is not material. The pro forma amounts exclude the charge for acquired in-process research and development and other acquisition-related costs, and amortization expense related to goodwill resulting from acquisitions completed subsequent to June 30, 2001 (unaudited; in millions except per share amounts):

2001
Revenues	$22,125
Income before cumulative effect of a change in accounting principle	1,469
Net income	1,445

Basic earnings per share of common stock	$3.07
Diluted earnings per share of common stock	2.98

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

The consolidated financial statements include the operations of Sabre, SDRC and Systematics since the respective dates of each acquisition. The Company made various other acquisitions during the years ended December 31, 2003, 2002 and 2001, none of which had a material effect on the Company’s financial position or results of operations during the periods presented.

NOTE 17:	DISCONTINUED OPERATIONS

During 2003, the Company sold its Technology Solutions and subscription fulfillment businesses for combined cash proceeds of $6 million. During 2002, the Company sold its Consumer Network Services (“CNS”) unit for cash proceeds of $323 million ($301 million net of cash retained by the divested business). The net results of the businesses through the respective dates of sale, including a loss of $9 million, net of income taxes, in 2003 and a net gain of $87 million, net of income taxes, in 2002, are included in income (loss) from discontinued operations in the consolidated statements of operations. Technology Solutions, subscription fulfillment and CNS were included in the Company’s Outsourcing segment. Total assets and liabilities of the Technology Solutions and subscription fulfillment businesses at December 31, 2002 were not material. Following is a summary of income (loss) from discontinued operations for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Revenues	$120	$423	$510
Costs and expenses	127	385	468

Operating income	(7)	38	42
Other income	–	(2)	1

Income from discontinued operations before income taxes	$(7)	$36	$43

NOTE 18:	SUPPLEMENTARY FINANCIAL INFORMATION

The following summarizes supplemental financial information for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001
Interest expense	$(301)	$(258)	$(245)
Interest income and other	35	(89)	32
Reclassification of investment gain from equity	–	–	315

Total other income (expense)	$(266)	$(347)	$102

Depreciation of property and equipment (including capital leases)	$1,044	$990	$948
Intangible asset and other amortization	619	453	534
Deferred cost amortization and charges	866	–	–
Cash paid for:
Income taxes, net of refunds	346	267	393
Interest	289	305	189

NOTE 19:	RESTRUCTURING ACTIVITIES AND OTHER

The following table summarizes activity in the restructuring accruals for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Employee Separations	Exit Costs	Total
Balance at December 31, 2000	$119	$26	$145
Amounts utilized	(88)	(13)	(101)

Balance at December 31, 2001	31	13	44
Amounts utilized	(10)	(5)	(15)

Balance at December 31, 2002	21	8	29
2003 activity	248	4	252
Amounts utilized	(99)	(3)	(102)

Balance at December 31, 2003	$170	$9	$179

During the second quarter of 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts are designed to improve the Company’s cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company plans to complete the initiative in 2004 and estimates a total of approximately 5,200 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $252 million during the year ended December 31, 2003, consisting of $248 million resulting from the involuntary termination of approximately 3,700 employees and executive severance costs, and $4 million resulting from the exit of certain business activities and the consolidation of facilities. In addition, the Company recorded asset write-downs of $36 million during the year ended December 31, 2003.

The following table summarizes the cumulative charges incurred to date and the expected future charges remaining under the 2003 initiative. Virtually all charges resulting from the initiative relate to the Outsourcing segment (in millions):

	Employee Separations	Exit Costs	Total
Cumulative charges incurred through December 31, 2003	$248	$4	$252
Expected future charges	202	3	205

Total expected charges	$450	$7	$457

Restructuring actions contemplated under prior period restructuring plans are essentially complete as of December 31, 2003 with remaining reserves of $17 million comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities.

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

During the third quarter of 2003, the Company completed the sale of its Credit Union Industry Group (“CUIG”) for $218 million in cash, excluding approximately $10 million of retained receivables, and recognized a $139 million gain on the sale. Such gain is included in restructuring and other in the consolidated statement of operations. The net results of the CUIG business are not included in discontinued operations in the consolidated statements of operations due to the Company’s level of continuing involvement as an IT service provider to the business. CUIG supported approximately 1,000 credit union customers and generated revenues of approximately $160 million in processing and services revenues in 2002.

NOTE 20:	SUBSEQUENT EVENTS

The Company entered into a definitive agreement dated March 12, 2004 to sell a 100% equity interest in its UGS PLM Solutions subsidiary for $2.05 billion. The Company had previously announced its intention to sell all or part of UGS PLM Solutions in connection with its efforts to focus on its core IT outsourcing services business. At December 31, 2003, UGS PLM Solutions had net assets of $1.4 billion, including current assets of $292 million, property and equipment, net, of $40 million, goodwill of $966 million, other intangibles, net, of $223 million, other long-term assets of $167 million, and current liabilities of $255 million. The sale is expected to close by the end of the second quarter of 2004, pending regulatory approvals. The Company expects to recognize a gain from the transaction during the quarter in which it is closed.

NOTE 21:	QUARTERLY FINANCIAL DATA (UNAUDITED)

(in millions, except per share amounts)

	Year Ended December 31, 2003
	First Quarter	Second Quarter(4)	Third Quarter	Fourth Quarter(5)	Year
Revenues	$5,221	$5,273	$5,220	$5,762	$21,476
Gross profit from operations	584	726	558	106	1,974
Restructuring and other	48	43	20	84	195
Income (loss) from continuing operations	3	91	1	(347)	(252)
Income (loss) from discontinued operations	(2)	(3)	(2)	(7)	(14)
Cumulative effect on prior years of changes in accounting principles	(1,432)	–	–	–	(1,432)
Net income (loss)	(1,431)	88	(1)	(354)	(1,698)
Basic earnings per share of common stock:
Income (loss) from continuing operations	0.01	0.19	–	(0.73)	(0.53)
Diluted earnings per share of common stock:
Income (loss) from continuing operations	0.01	0.19	–	(0.73)	(0.53)
Cash dividends per share of common stock	0.15	0.15	0.15	0.15	0.60

	Year Ended December 31, 2002(1) (2)
	First Quarter	Second Quarter(3)	Third Quarter(3)	Fourth Quarter(3)	Year
Revenues	$5,231	$5,366	$5,297	$5,465	$21,359
Gross profit from operations	1,036	974	758	974	3,742
Restructuring and other	–	–	–	(3)	(3)
Income from continuing operations	345	306	102	253	1,006
Income (loss) from discontinued operations	9	10	(16)	107	110
Net income	354	316	86	360	1,116
Basic earnings per share of common stock:
Income from continuing operations	0.72	0.64	0.21	0.53	2.10
Diluted earnings per share of common stock:
Income from continuing operations	0.70	0.62	0.21	0.52	2.06
Cash dividends per share of common stock	0.15	0.15	0.15	0.15	0.60

(1)	The Company adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for 2002 are reported in accordance with the Company’s previous method of accounting for revenue recognition. Revenues for the first, second, third and fourth quarters of 2002 were $4,878 million, $4,981 million, $4,920 million and $5,353 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception. Net income (loss) for the first, second, third and fourth quarters of 2002 were $197 million, $66 million, $(105) million and $302 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception.
(2)	Restated to reflect the sale of Technology Solutions as discontinued operations (see Note 17).
(3)	Includes pre-tax amounts of $101 million, $107 million and $26 million, respectively, in the second, third and fourth quarters of 2002 for reserves and asset write-downs associated with the bankruptcies of MCI, US Airways and United Airlines.
(4)	Includes a pre-tax credit of $98 million reversing a portion of charges taken in 2002 related to the MCI bankruptcy.
(5)	Includes a pre-tax charge of $559 million to write-down deferred costs related to the NMCI contract.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

EDS carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.

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

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of EDS who are standing for re-election or will remain in office following the 2004 Annual Meeting of Shareholders is incorporated herein by reference to the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 (the “2004 Proxy Statement”). William H. Gray, III, 62, a director of EDS since 1997, will resign from the Board prior to the Annual Meeting. Mr. Gray has been President and Chief Executive Officer of The College Fund/UNCF since 1991.

The names and ages of our executive officers as of March 1, 2004, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K under the caption “Executive Officers of EDS.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the sections entitled and “Governance of EDS – Compensation of Directors” and “Executive Compensation and Other Information” in the 2004 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of our common stock is incorporated herein by reference to the section entitled “Stock Ownership of Management and Certain Beneficial Owners” in the 2004 Proxy Statement.

The following table sets forth information as of December 31, 2003 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under such plans. We refer you to Note 11 – Stock Purchase and Incentive Plans of the Notes to Consolidated Financial Statements (Item 8) above for a description of these equity compensation plans.

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	33,829,768	(3)	$31.01	127,524,916	(4)
Equity Compensation Plans Not Approved by Security Holders(2)	16,483,945	(3)	$52.34	9,844,067

Total	50,313,713		$38.00	137,368,983

(1) Equity compensation plans approved by security holders are the 2003 Incentive Plan of Electronic Data Systems Corporation (the “Incentive Plan”) and the EDS Stock Purchase Plan. In addition to outstanding options, at December 31, 2003 there were 4,399,935 unvested restricted stock units outstanding under the Incentive Plan.

(2) Equity compensation plans not approved by security holders are the PerformanceShare 1997 Nonqualified Stock Option Plan (“PerformanceShare”), Global Share Plan (“Global Share”), Transition Incentive Plan, Transition Inducement Plan, Executive Deferral Plan (“EDP”), EDS United Kingdom Executive Deferral Plan (“UK EDP”), and EDS Deferred Compensation Plan for Non-Employee Directors (“Director Deferral Plan”). The number of outstanding options reported in Column A does not include an aggregate of 3,200,195 deferred shares outstanding under the EDP and UK EDP and 60,532 phantom stock units credited under the Director Deferral Plan.

(3) Excludes purchase rights under the Stock Purchase Plan, which has a shareholder approved reserve of 57,500,000 shares. Under the plan, eligible employees may purchase common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 of the Fair Market Value per year.

(4) Includes 45,285,707 shares available for future issuance under the Stock Purchase Plan.

During 2003, pursuant to a stock option exchange program approved by our shareholders, we conducted a one-time offer pursuant to which eligible employees, excluding our executive officers, could voluntarily exchange certain outstanding options under the Incentive Plan, Transition Incentive Plan, Global Share and PerformanceShare for new options to be granted under the Incentive Plan on a date at least six months and one day from the cancellation of the tendered outstanding options. On September 23, 2003, approximately 39.1 million options were tendered for cancellation under this program by participating employees, and on or about March 24, 2004 approximately 17 million options will be issued under the Incentive Plan in respect of such tendered options. The exercise price of the new options will equal the fair market value of the common stock on the date of grant. The number of securities to be issued upon exercise of outstanding options at December 31, 2003 in the above table does not include the options tendered pursuant to the option exchange program because they were cancelled prior to that date. The number of securities remaining available for future issuance under equity compensation plans at December 31, 2003 in the above table includes the options to be issued under the Incentive Plan pursuant to the option exchange program.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation and Other Information” in the 2004 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section entitled “Fees to Independent Auditor for 2003 and 2002” under “Proposal 2: Ratification of Appointment of Auditors” in the 2004 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Independent Auditors’ Report.
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.
Consolidated Balance Sheets as of December 31, 2003 and 2002.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) as of and for the years ended
December 31, 2003, 2002 and 2001.
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.
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

(a)(3)	Exhibits

Included in this Form 10-K:

Exhibit No.	Description
10.1	Amended and Restated Note Purchase Agreement among Government Contract Receivables Note Trust, as Issuer, EDS, as a Seller, EDS Information Services L.L.C. (“EIS”), as Servicer and a Seller, U.S. Bank N.A., as Indenture Trustee, and the Managing Agents, Conduit Purchasers, Committed Purchasers and Alternate Transferees from time to time party thereto, and Credit Suisse First Boston, New York Branch, as Administrative Agent, dated as of September 19, 2001 and amended and restated as of October 22, 2003.
10.2	Amended and Restated Indenture among Government Contract Receivables Note Trust, as Issuer, EIS, as Servicer, EDS, as a Seller and Guarantor, and U.S. Bank N.A., as Indenture Trustee, dated October 22, 2003.
10.3	Amended and Restated Sale and Servicing Agreement among EDS, as a Seller, EIS, as a Seller and Servicer, and Government Contract Receivables Note Trust, as Issuer, dated October 22, 2003.
10.4	Change of Control Agreement dated March 20, 2003 between EDS and Michael H. Jordan.*
10.5	Addendum to Change of Control Agreement between EDS and Michael H. Jordan dated February 20, 2004.*
10.6	Change of Control Agreement dated March 20, 2003 between EDS and Jeffrey M. Heller.*
10.7	Addendum to Change of Control Agreement between EDS and Jeffrey M. Heller dated February 2, 2004.*
10.8	Addendum to Change of Control Agreement between EDS and Robert H. Swan dated January 15, 2004.*
10.9(a)	Employment Agreement dated March 1, 2004 between UGS PLM Solutions Inc. and Anthony J. Affuso.*
10.9(b)	Employment Agreement dated March 1, 2004 between EDS and Anthony J. Affuso.*
10.10	Merger Agreement dated as of December 30, 2003 among EDS, EDS Global Services, Inc., The Feld Group, Inc. and Feld Partners Investments, L.P.
10.11	Letter agreement dated December 30, 2003 between EDS and Charles S. Feld regarding terms and conditions of employment.*
10.12	Letter agreement dated December 30, 2003 between EDS and Stephen F. Schuckenbrock regarding terms and conditions of employment.*
10.13	Amendment No. 3 to Receivables Purchase Agreement dated as of December 26, 2003 among EDS, EDS Information Services L.L.C., Legacy Receivables LLC, CAFCO, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as agent.
10.14	Amendment No. 4 to Receivables Purchase Agreement dated as of March 5, 2004 among EDS, EDS Information Services L.L.C., Legacy Receivables LLC, CAFCO, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as agent.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of EDS as of December 31, 2003.
23	Consent of Independent Auditors.
24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Not included in this Form 10-K:

•	The Restated Certificate of Incorporation of EDS, as amended through June 7, 1996, is Exhibit 3(a) to our Current Report on Form 8-K dated June 7, 1996, and is hereby incorporated by reference.
•	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 12, 1996 is Exhibit 4(c) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.
•	The Amended and Restated Bylaws of EDS is Exhibit 3 to Amendment No. 1 to our Registration Statement on Form 8-A, File No. 001-11779, and is hereby incorporated by reference.
•	Rights Agreement dated March 12, 1996 between EDS and The Bank of New York, as Rights Agent, is Exhibit 4(c) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.
•	First Amendment to Rights Agreement between EDS and American Stock Transfer & Trust Company, as successor Rights Agent, dated as of April 22, 2003, is Exhibit 4.2 to our Current Report on Form 8-K dated April 24, 2003 and is hereby incorporated by reference.
•	Indenture dated August 12, 1996 between EDS and Texas Commerce Bank National Association, as Trustee, is Exhibit 4 to our Registration Statement on Form S-3 (File No. 333-10145) and is hereby incorporated by reference.
•	Supplemental Indenture dated October 12, 1999 between EDS and Chase Bank of Texas, National Association as trustee, is Exhibit 4.4 to our Form 8-K dated October 12, 1999, and is hereby incorporated by reference.
•	Second Supplemental Indenture dated June 26, 2001 between EDS and The Chase Manhattan Bank, as trustee, is Exhibit 4.1 to our Form 8-K/A dated June 20, 2001, and is hereby incorporated by reference.
•	Third Supplemental Indenture dated October 10, 2001 between EDS and The Chase Manhattan Bank, as trustee, is Exhibit 4.1 to our Form 8-K dated October 4, 2001, and is hereby incorporated by reference.
•	Fourth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 3.875% Convertible Senior Notes due 2023 of EDS is Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and is hereby incorporated by reference.
•	Fifth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 6.00% Senior Notes due 2013, Series A and B, of EDS is Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003 and is hereby incorporated by reference.
•	Three-Year Multi-Currency Revolving Credit Agreement dated as of September 29, 2003, among EDS, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A. and Citicorp North America, Inc, as Joint Syndication Agents, and the other lenders named therein, is Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2003 and is hereby incorporated by reference.
•	Amendment and Restatement Agreement dated as of September 29, 2003 among EDS, the lenders party thereto and Citibank, N.A., as Administrative Agent under the Multi-Currency Revolving Credit Agreement dated as of September 15, 1999, among EDS, the financial institutions party thereto, including Bank of America, N.A., JPMorgan Chase Bank, and Citibank, N.A., as Agents, Banco Santander Central Hispano, S.A.-New York Branch, The Dai-ichi Kangyo Bank, Limited, New York Branch, PNC Bank National Association and Wachovia Bank, N.A., as Co-Agents, and Citibank, N.A., as administrative agent, is Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2003 and is hereby incorporated by reference.
•	Receivables Purchase Agreement dated as of December 27, 2002, among EDS, EDS Information Services L.L.C., Legacy Receivables LLC, CIESCO L.P., Corporate Asset Funding Company, Inc., Citibank, N.A. and Citicorp North America, Inc., as Agent, is Exhibit 10(a) to our Form 10-K for the year ended December 31, 2002 and is hereby incorporated by reference.
•	Purchase and Contribution Agreement dated as of December 27, 2002, between EDS Information Services L.L.C. and Legacy Receivables LLC is Exhibit 10(b) to our Form 10-K for the year ended December 31, 2002 and is hereby incorporated by reference.
•	Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
•	Master Service Agreement dated June 7, 1996 between General Motors Corporation and EDS (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) is Exhibit 4(a) to our Current Report on Form 8-K dated June 7, 1996, and is hereby incorporated by reference.
•	Form of Indemnification Agreement entered into between EDS and each of its directors and certain executive officers is Exhibit 10(f) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.

•	Form of Change in Control Employment Agreement with Robert H. Swan and certain other executive officers who are not “named executive officers” in our proxy statement for the 2004 Annual Meeting of Shareholders is Exhibit 99 to our Registration Statement on Form S-3 (File No. 333-06655) and is hereby incorporated by reference.*
•	Letter agreement dated March 20, 2003, between EDS and Michael H. Jordan regarding terms and conditions of employment is Exhibit 99(a) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference.*
•	Letter agreement dated March 20, 2003, between EDS and Jeffrey M. Heller regarding terms and conditions of employment is Exhibit 99(b) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference.*
•	Letter agreement dated December 27, 2002, between EDS and Robert H. Swan regarding terms and conditions of employment is Exhibit 99(c) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference.*
•	Employment Agreement effective January 1, 1999 between EDS and Richard H. Brown is Exhibit 10(q) to our Annual Report on Form 10-K for the year ended December 31, 1998 and is hereby incorporated by reference.
•	Amended and Restated EDS Incentive Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101285), and is hereby incorporated by reference.*
•	EDS 1998 Supplemental Executive Retirement Plan is Exhibit 10(c) to our Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated by reference. *
•	EDS Deferred Compensation Plan for Non-Employee Directors is Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and is hereby incorporated by reference.
•	EDS Transition Incentive Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-65786) and is hereby incorporated by reference.
•	EDS Executive Deferral Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-103044) and is hereby incorporated by reference.*
•	EDS United Kingdom Executive Deferral Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-72086) and is hereby incorporated by reference.
•	EDS Global Share Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-82520) and is hereby incorporated by reference.
•	PerformanceShare, 1997 Nonqualified Stock Option Plan of EDS is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-22077) and is hereby incorporated by reference.
•	EDS Deferred Compensation Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101285) and is hereby incorporated by reference.
•	EDS Puerto Rico Savings Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101286) and is hereby incorporated by reference.
•	EDS Stock Purchase Plan is Exhibit 10(c) to our Registration Statement on Form S-4 (File No. 333-2543) and is hereby incorporated by reference.
•	1999 EDS Non-Qualified Stock Purchase Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-65828) and is hereby incorporated by reference.
•	EDS Transition Inducement Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101287) and is hereby incorporated by reference.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, EDS filed the following Current Reports on Form 8-K:

(i)	Current Report on Form 8-K dated October 29, 2003 reporting under Item 12 – Results of Operations and Financial Condition, EDS’ financial results for the quarterly period ended September 30, 2003.
(ii)	Current Report on Form 8-K dated October 27, 2003 reporting under Item 9 – Regulation FD Disclosure, EDS’ press release regarding its adoption of Emerging Issues Task Force accounting rule 00-21, retroactive to January 1, 2003, including detailed historical revenue and earnings data.
(iii)	Current Report on Form 8-K dated October 13, 2003 reporting under Item 9 – Regulation FD Disclosure, EDS’ press release announcing it is considering an initial public offering or private offering of a minority stake in its UGS PLM Solutions subsidiary as a strategic alternative for the business.

(c)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedule.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electronic Data Systems Corporation

Dated: March 15, 2004	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Dated: March 15, 2004	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2004	By:	/S/ ROBERT H. SWAN
Robert H. Swan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 15, 2004	By:	/S/ SCOT McDONALD
Scot McDonald Controller (Principal Accounting Officer)

Roger A. Enrico * William H. Gray, III * Ray J. Groves * Ellen M. Hancock * Jeffrey M. Heller * Ray L. Hunt * C. Robert Kidder * Judith Rodin *	Director Director Director Director Director Director Director Director	*By:	/S/ D. GILBERT FRIEDLANDER D. Gilbert Friedlander Attorney-in-fact March 15, 2004

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions (deductions) charged to other accounts		Deductions		Balance at end of year
FOR THE YEAR ENDED DECEMBER 31, 2003
Allowances deducted from assets:
Accounts and notes receivable	$283	$105	$—		$253	(a)	$135
Inventories	6	4	—		1		9

Total allowances deducted from assets	$289	$109	$—		$254		$144

FOR THE YEAR ENDED DECEMBER 31, 2002
Allowances deducted from assets:
Accounts and notes receivable	$107	$235	$(1	)(d)	$58	(a)	$283
Inventories	6	—	—		—		6

Total allowances deducted from assets	$113	$235	$(1)		$58		$289

FOR THE YEAR ENDED DECEMBER 31, 2001
Allowances deducted from assets:
Accounts and notes receivable	$133	$44	$14	(c)	$84	(a)	$107
Inventories	17	4	(9	)(d)	6	(b)	6

Total allowances deducted from assets	$150	$48	$5		$90		$113

Notes:

(a)	Primarily accounts written off and reversal in 2003 of $98 million of allowances associated with a service contract with MCI
(b)	Obsolete inventory written off and foreign currency translation adjustments
(c)	Additions resulting from acquisitions
(d)	Deductions resulting from divestitures