Form 10-Q
period 2004-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2004-05-10
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 484,379,331 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                 Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	14
Item 4.	Controls and Procedures	25
Part II -	Other Information
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures	27

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003

Revenues	$ 5,198	$ 5,017

Costs and expenses
Cost of revenues	4,780	4,536
Selling, general and administrative	391	409
Restructuring and other	(8)	48
Total costs and expenses	5,163	4,993

Operating income	35	24

Other income (expense)	(74)	(60)
Loss from continuing operations before income taxes	(39)	(36)
Income tax benefit	(1)	(13)
Loss from continuing operations	(38)	(23)
Income from discontinued operations, net of income taxes	26	24
Income (loss) before cumulative effect of changes in accounting principles	(12)	1
Cumulative effect on prior years of changes in accounting principles, net of income taxes	-	(1,432)
Net loss	$ (12)	$ (1,431)

Basic loss per share of common stock
Loss from continuing operations	$ (0.07)	$ (0.05)
Income from discontinued operations	0.05	0.05
Cumulative effect on prior years of changes in accounting principles	-	(3.00)
Net loss	$ (0.02)	$ (3.00)
Diluted loss per share of common stock
Loss from continuing operations	$ (0.07)	$ (0.05)
Income from discontinued operations	0.05	0.05
Cumulative effect on prior years of changes in accounting principles	-	(3.00)
Net loss	$ (0.02)	$ (3.00)

Cash dividends per share	$ 0.15	$ 0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 1,982	$ 2,197
Marketable securities	150	116
Accounts receivable, net	2,994	3,101
Prepaids and other	1,089	1,055
Deferred income taxes	310	108
Assets held for sale	1,623	1,539
Total current assets	8,148	8,116

Property and equipment, net	2,747	2,818
Deferred contract costs, net	815	870
Investments and other assets	990	1,051
Goodwill	3,485	3,472
Other intangible assets, net	1,177	1,231
Deferred income taxes	481	722
Total assets	$ 17,843	$ 18,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 505	$ 572
Accrued liabilities	2,908	3,244
Deferred revenue	1,115	1,079
Income taxes	71	50
Current portion of long-term debt and secured A/R facility	2,253	2,275
Liabilities held for sale	276	262
Total current liabilities	7,128	7,482

Pension benefit liability	1,125	1,116
Long-term debt, less current portion	3,580	3,488
Minority interests and other long-term liabilities	398	480
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 495,604,217 shares issued at March 31, 2004 and December 31, 2003	5	5
Additional paid-in capital	838	917
Retained earnings	5,624	5,812
Accumulated other comprehensive loss	(152)	(131)
Treasury stock, at cost, 11,032,707 shares at March 31, 2004 and 14,999,431 shares at December 31, 2003	(703)	(889)
Total shareholders' equity	5,612	5,714
Total liabilities and shareholders' equity	$ 17,843	$ 18,280

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities
Net loss	$ (12)	$ (1,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	532	472
Deferred compensation	12	27
Cumulative effect on prior years of changes in accounting principles	-	1,432
Intangible and fixed asset write-downs	35	-
Other	(42)	(18)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	138	210
Prepaids and other	(10)	(47)
Deferred contract costs	(26)	(125)
Accounts payable and accrued liabilities	(438)	(59)
Deferred revenue	48	(26)
Income taxes	(12)	(118)
Total adjustments	237	1,748
Net cash provided by operating activities	225	317

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	12	13
Proceeds from investments and other assets	32	209
Proceeds from divested assets	85	-
Payments for purchases of property and equipment	(182)	(186)
Payments for investments and other assets	(99)	(164)
Payments related to acquisitions, net of cash acquired	(50)	(1)
Payments for purchases of software and other intangibles	(103)	(47)
Payments for purchases of marketable securities	(43)	(1)
Other	6	16
Net cash used in investing activities	(342)	(161)

Cash Flows from Financing Activities
Proceeds from long-term debt and secured A/R facility	6	23
Payments on long-term debt and secured A/R facility	(6)	(86)
Net decrease in borrowings with original maturities less than 90 days	-	(76)
Capital lease payments	(45)	(23)
Employee stock transactions	16	10
Dividends paid	(73)	(71)
Other	(7)	(8)
Net cash used in financing activities	(109)	(231)
Effect of exchange rate changes on cash and cash equivalents	(11)	(18)
Net decrease in cash and cash equivalents	(215)	(93)
Cash and cash equivalents at beginning of period	2,197	1,642
Cash and cash equivalents at end of period	$ 1,982	$ 1,549

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's 2003 Annual Report on Form 10‑K.

The unaudited condensed consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contractual rights are not considered controlled subsidiaries. The Company's investments in entities it does not control, but in which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Under such method, the Company recognizes its share of the subsidiaries' income (loss) in other income (expense). If EDS is the primary beneficiary of variable interest entities, the unaudited condensed consolidated financial statements include the accounts of such entities. No variable interest entities were consolidated during the periods presented.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for construction elements associated with client contracts, projected cash flows associated with recoverability of deferred contract costs, contract concessions and long-lived assets, liabilities associated with pensions and performance guarantees, loss accruals for litigation, and receivables collectibility.

Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation.

NOTE 2:  ACCOUNTING CHANGES

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company prior to January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g., unbilled revenue) to the amount that would be received if the client contract was terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with the Company's IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for the Company's nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts. The effect of the EITF 00‑21 accounting change in the three months ended March 31, 2003 was to increase income from continuing operations and net income by $110 million ($0.23 per share).

During the three months ended March 31, 2004 and 2003, the Company recognized revenues of approximately $100 million and $90 million, respectively, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00‑21. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of the Company's retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million. Changes in the liability from the date of adoption of SFAS No. 143 and the pro forma impact of adoption on prior periods were not material.

NOTE 3:   EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003
Basic loss per share	482	477
Diluted loss per share	482	477

All potentially diluted securities were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003 because the Company reported losses from continuing operations in those periods. Those securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive, or would have been antidilutive had the Company reported income from continuing operations during the period, are as follows for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003
Common stock options	29	94
Restricted stock units	-	8
Convertible debt and forward purchase contracts	27	36

NOTE 4: STOCK-BASED COMPENSATION

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net loss and loss per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the three months ended March 31, 2004 and 2003 (in millions, except per share amounts):

	2004	2003
Net (loss):
As reported	$ (12)	$ (1,431)
Stock-based employee compensation cost included in reported net loss, net of related tax effects	8	18
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(42)	(67)
Pro forma	$ (46)	$ (1,480)

Basic loss per share of common stock:
As reported	$ (0.02)	$ (3.00)
Pro forma	(0.10)	(3.10)

Diluted loss per share of common stock:
As reported	$ (0.02)	$ (3.00)
Pro forma	(0.10)	(3.10)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $5.8 billion and $5.6 billion at March 31, 2004 and December 31, 2003, respectively. Depreciation expense for the three months ended March 31, 2004 and 2003 was $270 million and $257 million, respectively.

NOTE 6: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also has an equity interest totaling $137 million at March 31, 2004 in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. At March 31, 2004, the partnership's remaining leveraged lease investments included investments with American Airlines, two other U.S. airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be impaired.

NOTE 7: LONG-TERM DEBT

In June 2001, the Company completed the public offering of 32.2 million units of a security, referred to as FELINE Prides, each with a stated price of $50 before underwriting discount. Each unit initially consists of $50 principal amount of EDS senior notes due August 2006 and a purchase contract which obligates the investor to purchase $50 of EDS common stock no later than August 2004 at a price ranging from $59.31 to $71.47 per share. The Company has offered to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted unit. The exchange offer will expire on May 11, 2004, unless extended. The notes relating to the units not tendered will be remarketed on May 12th, 2004, and the related interest rate will be reset.

The above noted consideration will be recorded as an increase to shareholders' equity for the fair value of the purchase contract and the fair value of the common stock issued. The remainder of the consideration will be accounted for as an extinguishment of debt. Accordingly, liabilities will be reduced for the carrying value of the notes exchanged, the accrued interest on the notes exchanged and the unpaid portion of contract adjustment payments that were recorded when the units were originally issued. In addition, the Company will recognize additional expense in its statement of operations to the extent the consideration allocated to the notes exchanged differs from their carrying value. The amount of expense recognized will depend on the number of units tendered and the fair value of the Company's common stock on the date of the exchange offer is consummated. Based on an assumed stock price of $18.29 per share and assuming 85% of the units are tendered, the Company would recognize expense of $35 million, and decrease long-term debt and increase shareholders' equity by $1.4 billion in May 2004.

NOTE 8: COMPREHENSIVE LOSS AND SHAREHOLDERS' EQUITY

Comprehensive loss was $33 million and $1,408 million for the three months ended March 31, 2004 and 2003 respectively. The difference between comprehensive loss and net loss for the three months ended March 31, 2004 and 2003 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 4.0 million shares of treasury stock at a cost of $186 million during the three months ended March 31, 2004. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $103 million in the accompanying unaudited condensed consolidated balance sheet at March 31, 2004.

NOTE 9: SEGMENT INFORMATION

During the third quarter of 2003, the Company completed the transition of its Operations Solutions and Solutions Consulting lines of business to a unified IT outsourcing business. The new operating model provides the Company's clients a single point of accountability, unifies the Company's global service delivery capabilities and aligns development of innovative solutions with market demands. A.T. Kearney continues to operate as a complementary business to IT outsourcing under the new operating model. The accompanying segment information is stated in accordance with the Company's new organizational structure and excludes the net results of UGS PLM Solutions which are included in income from discontinued operations in the unaudited condensed consolidated statements of operations (see Note 12). Prior period segment data has been reclassified to conform to the current period segment presentation.

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category is primarily comprised of corporate expenses and also includes differences between fixed and actual exchange rates.

The following is a summary of certain financial information by reportable segment, including the components of the Outsourcing segment, for the three months ended March 31, 2004 and 2003 (in millions):

	2004		2003
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

Americas	$ 2,137	$ 199	$ 2,318	$ 295
EMEA	1,421	241	1,403	210
Asia Pacific	266	29	249	24
U.S. Government	745	(57)	744	(1)
Other	-	(124)	-	(141)
Outsourcing	4,569	288	4,714	387
A.T. Kearney	215	2	228	7
All other	414	(255)	75	(370)
Total	$ 5,198	$ 35	$ 5,017	$ 24

NOTE 10: RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company currently expects to contribute $150 million to its U.S. pension plans during 2004, all of which are discretionary for statutory purposes. No contributions were made to the Company's U.S. pension plans during the three months ended March 31, 2004.

The following table presents the components of net periodic pension cost recognized in earnings for the three months ended March 31, 2004 and 2003 in accordance with the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (in millions):

	2004	2003
Service Cost	$ 78	$ 70
Interest Cost	103	87
Expected return on plan assets	(110)	(84)
Amortization of transition obligation	1	-
Amortization of prior-service cost	(8)	(8)
Amortization of net actuarial loss	16	20
Net periodic benefit cost	80	85
Special termination benefit	1	20
Net periodic benefit cost after curtailments and settlements	$ 81	$ 105

NOTE 11: COMMITMENTS AND CONTINGENCIES

During 2003, the Company extended and expanded the securitization facility under which it finances the purchase of capital assets for its NMCI contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more consistent with the term of the NMCI contract. Under the terms of this facility, the Company finances the purchase of capital assets for the NMCI contract by selling certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. At March 31, 2004, the Trust had external borrowings of $669 million and the Company's beneficial interest was $232 million. The aggregate dollar values of assets purchased under the securitization facility were $11 million and $166 million, respectively, during the three months ended March 31, 2004 and 2003. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to the Company, but would preclude additional financial asset purchases by the Trust. The Company has no effective control over the activities of the Trust, and it is legally isolated from the Company.

Client payments are made directly to the Trust, with the excess of the amounts due then paid to the Company. If the client does not make the required payments under the NMCI contract, the Company is not obligated to acquire the underlying assets except upon receipt of notification of the client's intention to terminate the contract due to the Company's performance default or the material inaccuracy of certain representations made by the Company. Certain events give the Trust's lenders the right to require all client contract payments be retained in the Trust's account and used to repay external borrowings. These events include the cancellation of the NMCI contract by the client, the Company's breach of any payment obligation or of any covenant under the facility, a material adverse change in the Company's operations that materially adversely affects its ability to perform its duties under the transaction documents, the Company's failure to be in compliance with the financial covenants in its credit facilities, or client payments under the NMCI contract falling below minimum levels. The Company is obligated to pay any remaining amounts due and not collected through contract payments approximately 180 days (90 days in certain circumstances) after termination of the NMCI contract. The Company considers the likelihood of the occurrence of any of these events to be remote.

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $18 million and $21 million, respectively, during the three months ended March 31, 2004 and 2003. As of March 31, 2004, an aggregate of $598 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At March 31, 2004, the Company had net deferred contract and set-up costs of $815 million.  $396 million of these costs related to 19 contracts with active construct activities. In addition, contracts with ongoing construct activities had other assets, including receivables, prepaid expenses, equipment and software, of $1.5 billion, including $1.1 billion associated with the NMCI contract. Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract and another commercial contract discussed below, have experienced delays in their development and construction phases, and certain milestones have been missed. The Company is currently in discussions with the Department of the Navy regarding modification of deployment schedules and contract terms. While the Company believes its net assets at March 31, 2004 for the NMCI contract will be recovered, significant further delays in deployment or modification of contract terms could result in a material impairment of a portion of the associated assets.

The Company has previously referred to a significant commercial contract under which it provides various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. The client has indicated that it believes the Company is in default of its obligations and that the contract is subject to termination by the client. Throughout the contract period the Company has been negotiating with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. These issues remain unresolved. Although the technical solution related to the new IT system has been tested and validated, a substantial additional investment would be required to deploy it, and the commercial terms of the current agreement would not provide an adequate return on the required additional investment. During the three months ended March 31, 2004, the Company recognized a $37 million charge to write-down certain assets associated with the contract to net realizable value. At March 31, 2004, the Company had assets of $123 million, including prepaid expenses, equipment and software associated with this contract. In addition, the Company incurred operating losses of $57 million during the three months ended March 31, 2004 with respect to this contract, compared to $71 million in operating losses during the prior year period. During April, 2004, the Company began negotiating with this client for an amicable termination of the agreement and expects to complete negotiations during the second quarter of 2004. The impact of such an agreement would reduce future operational risk but may result in impairment of some of the contract's remaining assets and recognition of additional losses in the second quarter.

Pending Litigation and Proceedings

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

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b‑5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan. The Company's motions to dismiss the consolidated securities action and the consolidated ERISA action were denied by the U.S. District Court for the Eastern District of Texas on January 13, 2004 and February 3, 2004, respectively. A trial commencement date of September 26, 2005 has been established for the consolidated securities action and the consolidated ERISA action. The Company intends to defend these actions vigorously. As these actions are in an early stage, the Company is not able to determine the actual impact on it or its consolidated financial statements.

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

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors of the Company in the U.S. District Court for the Eastern District of Texas. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of EDS against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company's business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification from the defendants for the claims and litigation resulting from the defendants' alleged breach of their fiduciary duties. This action will be defended vigorously. As this action is in an early stage, the Company is not able to determine the actual impact on its consolidated financial statements.

The SEC staff is conducting a formal investigation relating to the Company's purchase and settlement of forward contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, customer contracts that contain prepayment provisions, and the events leading up to its third quarter 2002 earnings guidance announcement. The SEC staff has also formally requested documents related to the Company's NMCI contract. The investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC's views of the issues being investigated or any action that the SEC might take.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability on claims and pending actions at March 31, 2004 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

The Company entered into a definitive agreement on March 12, 2004 to sell a 100% equity interest in its UGS PLM Solutions subsidiary for $2.05 billion. The Company had previously announced its intention to sell all or part of UGS PLM Solutions in connection with its efforts to focus on its core IT outsourcing business. Following is a summary of assets and liabilities of UGS PLM Solutions at March 31, 2004 and December 31, 2003 which are reflected in the unaudited condensed consolidated balance sheets as "held for sale" (in millions):

March 31,	December 31,
2004	2003
Marketable securities	$ 2	$ -
Accounts receivable, net	224	228
Prepaids and other	29	26
Deferred income taxes	76	(8)
Property and equipment, net	38	40
Investments and other assets	5	7
Goodwill	970	970
Other intangibles, net	224	225
Deferred income taxes	55	51
Assets held for sale	$ 1,623	$ 1,539

Accounts payable	$ 14	$ 13
Accrued liabilities	103	109
Deferred revenue	122	9
Income taxes	29	33
Pension benefit liability	5	5
Minority interests and other long-term liabilities	3	4
Liabilities held for sale	$ 276	$ 262

The net results of UGS PLM Solutions are included in income from discontinued operations in the unaudited condensed consolidated statements of operations. Discontinued operations for the three months ended March 31, 2003 also includes the net results of the Technology Solutions and subscription fulfillment businesses which the Company sold during 2003. Technology Solutions and subscription fulfillment were included in the Company's Outsourcing segment. Following is a summary of income from discontinued operations for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003
Revenues	$ 235	$ 262
Costs and expenses	197	226
Operating income	38	36
Other income (expense)	-	(1)
Income from discontinued operations before income taxes	$ 38	$ 35

NOTE 13: RESTRUCTURING AND OTHER

The following table summarizes activity in restructuring accruals for the three months ended March 31, 2004 (in millions):

	Employee Separations	Exit Costs	Total

Balance at December 31, 2003	$ 170	$ 9	$ 179
2004 activity	58	-	58
Amounts utilized	(82)	(2)	(84)
Balance at March 31, 2004	$ 146	$ 7	$ 153

During the second quarter of 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts are designed to improve the Company's cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company plans to complete the initiative in 2004 and estimates that approximately 5,200 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $58 million during the three months ended March 31, 2004 resulting from the involuntary termination of approximately 400 employees. This amount includes a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million.

The following table summarizes the cumulative charges incurred to date and the expected future charges remaining under the 2003 initiative. All charges resulting from the initiative relate to the Outsourcing segment (in millions):

Employee Separations	Exit Costs	Total
Cumulative charges incurred through December 31, 2003	$ 248	$ 4	$ 252
Current period charges	58	-	58
Cumulative charges incurred through March 31, 2004	306	4	310
Expected future period charges	144	3	147
Total expected charges	$ 450	$ 7	$ 457

On March 18, 2004, the Company sold its Automotive Retail Group ("ARG") and recognized a pretax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the three months ended March 31, 2004. The net results of ARG are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business.

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

NOTE 14:  ACQUISITIONS

On January 9, 2004, the Company acquired the Feld Group, a privately held technology management firm that specialized in reorganizing and realigning technology organizations to better meet the needs of their enterprises. The acquisition enhanced the Company's offerings and expertise in the transformational business process outsourcing/business transformation services market and enabled the Company to finalize appointments to its executive management team. The aggregate purchase price of the Feld Group was $53 million, comprised of $50 million in cash payments and warrants with a fair value of $3 million. In addition, the Company issued contingent warrants with a fair value of $4 million in connection with the acquisition. The aggregate purchase price of the Feld Group will be adjusted if and when the contingencies associated with these warrants are resolved. The excess of the aggregate purchase price over the fair value of acquired assets and assumed liabilities of $47 million was allocated to goodwill in the Outsourcing segment. The Company also issued restricted stock awards and options to acquire EDS common stock with an aggregate fair value of $40 million to certain employee shareholders of the Feld Group who became employees of the Company. Such awards and options vest over three years and are contingent upon the continuing employment of these individuals. The Company will recognize the fair value of the awards as compensation expense over the vesting period.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

First Quarter Overview

Results. First quarter revenue of $5.2 billion increased 4% from the prior year first quarter, and decreased 2% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. Including UGS PLM Solutions, first quarter revenue of $5.43 billion also increased 4% from the prior year first quarter and decreased 2% on an organic basis. We reported a net loss from continuing operations of $12 million, or $0.02 per share. Excluding a pre-tax gain on sale of $65 million, or $0.08 per share, from the divestiture of our Automotive Retail Group ("ARG") and restructuring charges of $58, or $0.10 per share, our first quarter net loss was $3 million, or approximately $0.01 per share. The results for the quarter reflect an operating loss of $145 million, or $0.19 per share, on our Navy Marine Corps Intranet ("NMCI") contract and an operating loss and asset write-down of $94 million, or $0.12 per share, related to the "other commercial contract" we have referred to in the past. We made progress during the quarter toward our three major priorities: stabilizing and rebuilding our core outsourcing business; strengthening our balance sheet; and expanding our business processing outsourcing, or BPO, and business transformation capabilities. In addition, the total contract value of new business signed during the quarter of approximately $4.0 billion, an increase of 33% from the prior year first quarter, reflected sales growth from existing clients and strong renewals.

On March 12, 2004, we entered into a definitive agreement to sell our 100% equity interest in UGS PLM Solutions to a consortium of private equity firms for $2.05 billion in cash, which such transaction expected to close during the second quarter of 2004. Accordingly, the net results of UGS PLM Solutions are included in income from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The net results of ARG, which we sold on March 18, 2004, are not included in discontinued operations due to our level of continuing involvement as an IT service provider to the business.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. At March 31, 2004, we had approximately 300,000 computer seats under management that were then billable, and approximately 168,000 of these seats had been transitioned (or cutover) to the new environment. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill 100% of the seat price included in the pricing schedule. Seats under management are generally billed at 85% of the associated seat price included in the pricing schedule until we meet service performance levels as defined in the contract. Upon meeting such service levels, seats operating under the NMCI environment are billed at 100% of the seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at 85% of the price. Achievement of service levels for targeted sites is required for us to bill 100% of the seat price for seats at those sites. As of March  31, 2004, no seats were billed at 100%.

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

Long-term assets associated with the contract totaled approximately $785 million at March 31, 2004. If seat cutovers fall below their current pace for an extended period of time, we do not pass the DON's operational evaluation of the NMCI system (OPEVAL) or discussions with the DON regarding contract service levels and legacy cost reimbursement are not satisfactorily resolved, a material portion of such assets could become impaired. In such event, recovery of such costs will depend on the success of our pursuit of such amounts through a legally intensive claims process. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to improve average seat price, accelerate 100% payment on seats already deployed on the network, obtain compensation on legacy applications, qualify for performance incentives under the contract, achieve productivity improvements and extend the contract term through the DON's optional three-year extension period.

For the three months ended March 31, 2004, we reported operating losses associated with the NMCI contract of $145 million and free cash flow usage from the contract was $200 million. For the three months ended March 31, 2003, we reported pre-tax losses of $120 million and free cash flow usage from the contract was $156 million. We expect free cash flow usage from the contract to be approximately $250-350 million in 2004, assuming seats are cutover at their planned rate and discussions with the DON regarding contract service levels and legacy cost reimbursement are satisfactorily resolved no later than the second quarter of 2004. Although we continue to have opportunities to improve the performance of this contract over the longer-term, we continue to face a number of significant risks under this contract, particularly in the short-term.  We refer you to Item 4, Controls and Procedures, below for additional information regarding the internal controls related to this contract.

Due to the significant impact this contract has had on our earnings and cash flow, we intend to disclose our revenues, earnings and cash flow from this contract separately from our other operations for the foreseeable future.

Other Commercial Contract. We have previously referred to a significant commercial contract under which we provide various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. The client has indicated that it believes we are in default of our obligations and that the contract is subject to termination by the client. Throughout the contract period we have been negotiating with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. These issues remain unresolved. Although the technical solution related to the new IT system has been tested and validated, a substantial additional investment would be required to deploy it, and the commercial terms of the current agreement would not provide an adequate return on the required additional investment. During the three months ended March 31, 2004, we recognized a $37 million charge to write-down certain assets associated with the contract to estimated fair value. At March 31, 2004, we had assets of $123 million, including prepaid expenses, equipment and software associated with this contract. In addition, we incurred operating losses of $57 million during the three months ended March 31, 2004 with respect to this contract, compared to $71 million in operating losses during the prior year period. During April 2004, we began negotiating with this client for an amicable termination of the agreement and expect to complete negotiations during the second quarter of 2004. The impact of such an agreement would reduce future operational risk but may result in impairment of some of the contract's remaining assets and recognition of additional losses in the second quarter.

Updated Guidance for 2004.  We have updated our financial guidance for 2004 to reflect the anticipated disposition of UGS PLM later in the second quarter and to extend the range of our prior guidance on the NMCI contract to incorporate additional uncertainties regarding that contract. We now expect full-year revenue, excluding UGS PLM, of approximately $20-$21 billion. Earnings per share for the full year, which we previously estimated would be approximately $0.50 to $0.60, are now estimated to be approximately $0.20 to $0.40, after removing estimated earnings for UGS PLM and incorporating an additional $0.10 per share risk for the NMCI contract. NMCI will now have a wider range of $0.51 to $0.61 estimated loss per share for the year, as compared to the previous guidance of $0.51 per share, while the rest of the business will have estimated earnings of $0.80 to $0.90 per share, unchanged from our previous guidance.

We have updated our free cash flow guidance to remove an estimated $100 million in free cash flow from seven months of UGS PLM operations and to incorporate the potential for additional cash usage of $100 million by NMCI. We now expect free cash flow for the full year to be approximately $300-$500 million, comprised of approximately $650-$750 million from our core operations excluding NMCI, offset by estimated cash usage of approximately $250-$350 million by NMCI.

Management believes it is beneficial to our competitive position to maintain our investment grade credit rating and, over the longer term, to return to our historical solid "A" rating.  Toward that goal, we are evaluating various alternatives, including raising in excess of $1 billion of additional capital through the issuance of equity and/or equity linked securities and reducing the amount of our dividend by approximately two-thirds.  Any capital markets transaction would be subject to compliance with registration requirements and general market conditions.

Results of Operations

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM, excluding revenues from UGS PLM Solutions which is reported as discontinued operations, for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003
Revenues:
Base	$ 4,695	$ 4,451
GM	503	566
Total	$ 5,198	$ 5,017

The following table displays our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and on a comparable pro forma basis for the three months ended March 31, 2002 as if the 2003 accounting changes (discussed below) had been applied to all contracts at inception, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
	2004	2003	2004	2003	2004	2003
Growth in as reported revenues	4%	8%	5%	11%	(11)%	(12)%
Impact of foreign currency changes	(7)%	(6)%	(7)%	(6)%	(3)%	(1)%
Constant currency revenue growth	(3)%	2%	(2)%	5%	(14)%	(13)%
Impact of acquisitions	-	-	-	-	-	-
Impact of divestitures	1%	-	1%	-	-	-
Organic revenue growth	(2)%	2%	(1)%	5%	(14)%	(13)%

Constant currency revenue growth is calculated by removing from as reported revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. Organic revenue growth further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenues from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period.

The 1% decrease in base organic revenues in the first quarter of 2004 compared to the first quarter of 2003 was due to a $63 million, or 4%, decrease in revenues from contracts in the Americas and a $9 million, or 4%, decrease in revenues from our A.T. Kearney subsidiary. The decrease in base organic revenues in the Americas and A.T. Kearney were partially offset by a $17 million, or 1%, increase in revenues from contracts in Europe, Middle East and Africa (EMEA), and a $17 million, or 7%, increase in revenues from contracts in Asia Pacific. Base organic revenues from contracts in the U.S. Government group were flat in 2004. The decrease in base organic revenues in the Americas was primarily due to the impact of renegotiations of contracts with certain airline clients. The increase in base organic revenues in EMEA and Asia Pacific was primarily due to contracts with financial services and government clients. Base organic revenues in the U.S. Government group were favorably impacted by growth in our federal business offset by run off from our state and local business, including the termination of the Medicaid contract with the State of Texas early in the first quarter. The decrease in contract signings in each of 2003 and 2002, relative to prior years, has negatively impacted first quarter revenues and will continue to impact revenue in the remainder of 2004 and in 2005 as a significant portion of our revenue is generated by long-term IT services contracts that require transition periods of three to 18 months. Base organic revenues will continue to be negatively impacted through the remainder of 2004 by the renegotiated contracts and loss of the Texas Medicaid contract discussed above, as well as the termination of our contract with the U.K. Government's Inland Revenue department effective mid-year 2004.

The 14% decrease in organic revenues from GM in the first quarter of 2004 compared to the first quarter of 2003 was principally due to GM's continued reduction in discretionary IT spending and year-over-year price reductions.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 8.0% and 9.6%, respectively, for the three months ended March 31, 2004 and 2003. Our gross margin in 2004 was adversely affected by operating losses on the NMCI contract (330 basis points), and by operating losses and asset writedowns on our "other commercial contract" (190 basis points). Our gross margin in 2003 was adversely affected by operating losses on the NMCI contract (290 basis points) and our "other commercial contract" (150 basis points). The decrease in our gross margin percentage in 2004, after adjusting our 2004 and 2003 results for NMCI and our "other commercial contract", was primarily due to the impact of the decline in our GM business, renegotiations of our contracts with certain airline clients and the termination of the Medicaid contract with the State of Texas. Such factors, as well as the termination of the Inland Revenue contract in mid-year 2004, will continue to impact our gross margins through the remainder of the year.

Selling, general and administrative.  SG&A expenses as a percentage of revenues were 7.5% and 8.1%, respectively, during the three months ended March 31, 2004 and 2003. The decrease in the 2004 percentage is primarily due to the restructuring initiatives we implemented in 2003 and other productivity improvements.

Restructuring activities.  During 2003, we began implementation of an initiative to reduce our costs, streamline our organizational structure and exit certain operating activities. These efforts are designed to improve our cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We plan to complete the initiative in 2004 and estimate a total of approximately 5,200 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, we recorded restructuring charges of $58 million during the first quarter of 2004 resulting from the involuntary termination of approximately 400 employees. The 2003 initiative is expected to require total charges of $457 million and generate savings up to an annualized amount in excess of $350 million.

Other operating gains.  We recognized a $65 million pre tax gain in our results of operations on the sale of ARG in March 2004. The net results of ARG are not included in discontinued operations in the unaudited condensed consolidated statements of operations due to our level of continuing involvement as an IT service provider to the business.

Other income (expense).  Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003
Other income (expense):
Interest expense	$ (81)	$ (61)
Interest income and other	7	1
Total	$ (74)	$ (60)

The increase in interest expense in 2004 was due to the increase in our outstanding debt balance. See "Financial Position" and "Liquidity and Capital Resources" for a further discussion of our outstanding debt balance.

Income taxes.  Our effective tax rates on loss from continuing operations were 3.0% and 35.9%, respectively, for the three months ended March 31, 2004 and 2003. The decrease in our effective tax rate in 2004 was primarily due to the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions.

Discontinued operations.  Income from discontinued operations, net of income taxes, was $26 million and $24 million, respectively, during the three months ended March 31, 2004 and 2003. Discontinued operations for the three months ended March 31, 2004 represents the net results of our UGS PLM Solutions subsidiary which was held for sale at March 31, 2004. Discontinued operations for the three months ended March 31, 2003 includes the net results of UGS PLM Solutions, our Technology Solutions business sold during the fourth quarter of 2003 and the subscription fulfillment business sold during the second quarter of 2003.

Accounting changes.  During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by us prior to that date. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g., unbilled revenue) to the amount that would be received if the client contract were terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with our IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for our nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

In addition to the adoption of accounting changes associated with EITF 00-21, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of our retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million.

Segment information.  We refer you to Note 9 in the notes to our unaudited condensed consolidated financial statements for a summary of certain financial information related to our Outsourcing and A.T. Kearney reportable segments for the three months ended March 31, 2004 and 2003.

Financial Position

At March 31, 2004, we held cash and marketable securities of $2.1 billion, had working capital of $1.0 billion, and had a current ratio of 1.14-to-1. This compares to cash and marketable securities of $2.3 billion, working capital of $634 million, and a current ratio of 1.08-to-1 at December 31, 2003. Approximately 18% of our cash and cash equivalents and marketable securities at March 31, 2004 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 51 days at March 31, 2004 and 50 days at December 31, 2003. Days sales outstanding were 56 days at March 31, 2004 and 55 days at December 31, 2003 after including other assets related to certain collections for the NMCI contract and work in process related to our A.T. Kearney subsidiary. Days payable outstanding were 20 days at March 31, 2004 and December 31, 2003.

Total debt was $5.8 billion at March 31, 2004 and December 31, 2003. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 50% at March 31, 2004 compared to 49% at December 31, 2003. In conjunction with the issuance of senior notes in June 2003, we entered into interest rate swap fair value hedges with a notional amount of $1.1 billion under which we receive fixed rates of 6.0% and pay floating rates equal to the six-month London Interbank Offering Rate (1.160% at March 31, 2004) plus 2.275% to 2.494%.

Off-Balance Sheet Arrangements and Contractual Obligations

We finance the purchase of capital assets for the NMCI contract through a securitization facility under which we sell certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. At March 31, 2004, the Trust had external borrowings of $669 million and our beneficial interest was $232 million. The aggregate dollar values of assets purchased under the securitization facility were $11 million and $166 million, respectively, during the three months ended March 31, 2004 and 2003. The facility used for such borrowings provides for $900 million of availability, is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to us, but would preclude additional financial asset purchases by the Trust. We have no effective control over the activities of the Trust, and it is legally isolated from us.

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

At March 31, 2004, the estimated future asset purchases to be financed under existing arrangements were $142 million. The aggregate dollar values of assets purchased under our CSFT arrangements were $18 million and $21 million, respectively, during the three months ended March 31, 2004 and 2003. As of March 31, 2004, there were outstanding an aggregate of $598 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.4 billion. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (millions):

	Total	CSFT	Securitiz- ation
Total estimated draws under financings arranged, net of expirations	$ 3,090	$ 1,926	$ 1,164
Estimated amounts not yet drawn	359	142	217
Total amounts drawn	2,731	1,784	947
Amounts repaid	1,464	1,186	278
Total outstanding at March 31, 2004	$ 1,267	$ 598	$ 669

The following table summarizes CSFT and securitization financing activities for the three months ended March 31, 2004 (in millions):

	Total	CSFT	Securitiz- ation
Total outstanding at December 31, 2003	$ 1,329	$ 601	$ 728
Total Amounts drawn	29	18	11
Amounts repaid	91	21	70
Total outstanding at March 31, 2004	$ 1,267	$ 598	$ 669

Contractual obligations. The following table summarizes payments made during the first three months of 2004 and payments due in the remaining nine months of 2004 and in specified periods thereafter related to our contractual obligations (in millions):

		Payments Made/Due by Period
	Total	2004	2005-2006	2007-2008	After 2008
Long-term debt, including current portion and interest(1)	$ 7,722	$ 2,530	$ 971	$ 247	$ 3,974
Forward stock sale commitment(2)	(1,610)	(1,610)	-	-	-
Operating lease obligations	2,049	437	715	373	524
Purchase obligations(3)	3,784	800	987	862	1,135
Total(4)	$ 11,945	$ 2,157	$ 2,673	$ 1,482	$ 5,633

(1)	Amounts represent the actual/expected cash payments (principal and interest) related to our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest). Amount due in 2004 includes $39 million principal amount of zero-coupon convertible senior notes due October 10, 2021 but redeemable in whole or in part at the option of the holders or EDS in 2004 and periodically thereafter.

(2)	These contracts relate to the issuance of Income PRIDES in June 2001. Each Income PRIDE includes a purchase contract pursuant to which holders agree to purchase shares of EDS common stock. We have offered to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted unit. See Note 7 of the accompanying unaudited condensed consolidated financial statements.

(3)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(4)	Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003
Cash flows:
Net cash provided by operating activities	$ 225	$ 317
Net cash used in investing activities	(342)	(161)
Net cash used in financing activities	(109)	(231)
Free cash flow	(166)	122

Operating activities. The decrease in net cash provided by operating activities in 2004 compared to 2003 was due to a $135 million change in operating assets and liabilities, offset by a $43 million increase in earnings, adjusted to exclude non-cash operating items. The change in operating assets and liabilities was primarily due to restructuring and compensation payments, expense prepayments, and seasonal declines in accounts payable and accrued liabilities. Net cash provided by operating activities for the three months ended March 31, 2004 included an $80 million net use of cash related to the NMCI contract compared with a $168 million net use of cash for the three months ended March 31, 2003.

Investing activities. The increase in net cash used in investing activities in 2004 compared to 2003 was primarily due to a $56 million increase in payments for purchases of software and $50 million related to our acquisition of the Feld Group in 2004, partially offset by proceeds from the divestiture of our Automotive Retail Group. Proceeds from investments and other assets decreased from $209 million in 2003 to $32 million in 2004 due primarily to lower securitization proceeds associated with the NMCI contract.

Financing activities. The decrease in net cash used in financing activities in 2004 compared to 2003 was primarily due to a $139 million decrease in payments related to our long-term debt and other borrowings in 2004.

Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and payments for purchases of marketable securities, and (ii) capital lease payments. Free cash flow is a non-GAAP measure and should be viewed together with our unaudited condensed consolidated statements of cash flows.

Free cash flow for the three months ended March 31, 2004 reflects net cash provided by operating activities of $225 million less capital expenditures of $391 million. Free cash flow for the three months ended March 31, 2003 reflects net cash provided by operating activities of $317 million less capital expenditures of $195 million. Capital expenditures for the three months ended March 31, 2004 are comprised of gross capital requirements of $433 million offset by proceeds from CSFTs, securitization and leasing arrangements of $42 million. Gross capital requirements related to the NMCI contract were $127 million during the three months ended March 31, 2004 offset by proceeds from the NMCI securitization and leasing arrangements of $7 million. Free cash flow for the remainder of 2004 is expected to be impacted by approximately $240 million in tax-related payments related to the period prior to our split-off from GM.

Covenants.  Our unsecured credit facilities and secured A/R facility contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio requirement limits our leverage ratio to not exceed 2.75-to-1 through June 2004, 2.25-to-1 from July 2004 through June 2005, and 2.00-to-1 from July 2005 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charges ratio of no less than 1.10-to-1 through June 2004 and 1.25-to-1 thereafter. We were in compliance with all covenants at March 31, 2004.

The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at March 31, 2004 (dollars in millions):

As of and for the Three Months Ended March 31, 2004
	Covenant	Actual
Minimum net worth	$ 4,590	$ 5,612
Leverage ratio	2.75-to-1	1.98-to-1
Fixed charge coverage ratio	1.10-to-1	1.95-to-1

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings at March 31, 2004:

	Moody's	S&P	Fitch
Senior long-term debt	Baa3	BBB	BBB-
Outlook	Negative	Negative	Stable

On April 5, 2004, S&P lowered our corporate credit and senior unsecured debt rating to BBB- from BBB, affirmed our A3 commercial paper rating, and removed us from CreditWatch with negative implications. On March 24, 2004, Fitch lowered our senior unsecured debt to BBB- from BBB, removed us from Rating Watch Negative, and withdrew our commercial paper rating. On February 6, 2004 Moody's placed our long-term credit rating of Baa3 on review for possible downgrade. These actions did not materially impact our cost of capital or the interest rates payable under our current indebtedness.

These credit rating agencies could take further adverse actions with respect to our ratings, notwithstanding any actions we may take to maintain our current investment grade rating as discussed above.  Negative changes in our credit ratings could increase our cost of capital and could result in an increase in the interest rate payable under certain indebtedness. At March 31, 2004 we have no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Factors That May Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our engagements with clients may not be profitable. The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. In addition, we estimate that a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement.

Our ability to recover significant capital investments in certain construct contracts is subject to risks.  Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. At March 31, 2004, we had net deferred contract and set-up costs of $815 million.  $396 million of these costs related to 19 contracts with active construct activities. In addition, at that date contracts with ongoing construct activities had other assets, including receivables, prepaid expenses, equipment and software, of $1.5 billion, including $1.1 billion associated the NMCI contract. Some of these contracts, including the NMCI contract and the "other commercial contract" discussed above, have experienced delays in their development and construction phases, and certain milestones have been missed. We are currently in discussions with the Department of the Navy regarding modification of deployment schedules and contract terms for the NMCI contract. While we believe our net assets at March 31, 2004 for the NMCI contract will be recovered, significant further delays in deployment or modification of contract terms could result in a material impairment of a portion of the associated assets.

We refer you to the discussion of the NMCI contract and the "other commercial contract" under "First Quarter Overview" above for further information regarding our risks under those contracts.

Impact of Rating Agency downgrades.  On March 24, 2004, Fitch Ratings announced that it downgraded our senior unsecured debt to BBB- from BBB, and that it removed our senior unsecured debt from Rating Watch Negative. On April 5, 2004, S&P announced that it downgraded our senior unsecured debt rating to BBB- from BBB and that it removed us from CreditWatch, where it had placed us on February 5, 2004. On February 6, 2004, Moody's placed our long-term credit rating of Baa3 on review for possible downgrade. These credit rating agencies could take further adverse actions with respect to our ratings, which could have an adverse effect on the market price of our securities.  In addition, a negative change in our ratings could materially adversely impact our ability to compete for new business as well as our ability to access capital and our cost of capital.  If the credit ratings assigned to our 6.0% Senior Notes due 2013 fall to below Baa3 by Moody's or BBB- by S&P, the interest rate payable on such notes will be increased by 0.50%.

 A decline in revenues from or loss of significant clients could reduce our revenues and profitability.  Our success is to a significant degree dependent on our ability to retain our significant clients and maintain or increase the level of revenues from these clients. We may lose clients due to their merger or acquisition, business failure, contract expiration, conversion to a competing service provider or conversion to an in-house data processing system. We may not be able to retain or renew relationships with our significant clients in the future. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services.

Our outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of "mega-deals." A number of these outsourcing agreements have terms that expire in coming years, including our Master Service Agreement with GM which expires in 2006. Approximately 10.5% of our revenue for fiscal 2003 was attributable to GM and its affiliates. Operating margins from our GM business are expected to decline slightly from current levels as GM continues to limit its IT spending. Furthermore, the loss of GM as an ongoing major customer would have a material adverse effect on our revenue and earnings. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with this agreement, including property, equipment and software. In addition, the extension of this agreement, in whole or in part, on terms less favorable to us than current terms would also adversely affect our revenue and earnings.

 An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. The investigation initially related to our purchase and settlement of forward contracts in connection with our program to manage the future stock issuance requirements of our employee stock incentive plans and the events leading up to our third quarter 2002 earnings guidance announcement.  The SEC staff has also formally requested certain documents related to the NMCI contract.  The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We and certain of our former directors and officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to our September 18, 2002 earnings guidance announcement, publicity about certain equity hedging transactions that we had entered into, and the subsequent drop in the price of our common stock. In addition, five purported class action suits have been filed on behalf of participants in the EDS 401(k) Plan, against us, certain of our current and former officers and, in some cases, our directors. Our motions to centralize all of the foregoing cases have been granted. In July 2003, an amended consolidated complaint was filed with respect to the consolidated litigation. The amended complaint for the securities action alleges violations of various securities laws based upon purported misstatements and/or omissions of material facts about our financial condition, particularly with respect to the NMCI contract and the accounting for that contract. The amended complaint for the EDS 401(k) Plan participant litigation alleges violations of fiduciary duties under the Employee Retirement Income Security Act by some or all of the defendants and a violation under the Securities Act of 1933 by selling unregistered shares to plan participants during a period of approximately one year ending on November 18, 2002. In addition, there are three derivative complaints filed by shareholders against our directors and certain former officers and naming us as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements and/or omissions of material facts regarding our financial condition similar to those alleged in the purported class actions described above. A fourth derivative complaint filed in February 2004 relies upon substantially the same factual allegations as the consolidated securities action discussed above. As all these matters are in an early stage, we are not able to determine the actual impact on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

Breakdown in our internal controls and procedures could have a material adverse effect on us. Breakdowns in our internal controls and procedures could have a material adverse effect on us. During the third quarter of 2003, we adopted EITF 00-21 on a cumulative basis as of January 1, 2003. Prior to the adoption of EITF 00-21, the NMCI contract was accounted for on a percentage-of-completion basis. Following the first quarter of 2003, we reported the existence of deficiencies in the operational effectiveness of controls over the process for estimating revenues and costs over the remaining term of the NMCI contract. Our independent auditors had reviewed such deficiencies and advised our audit committee that, due to the size of the NMCI contract, they collectively constitute a significant deficiency that rises to the level of a reportable condition. This deficiency was subsequently remediated by management in 2003. We recently identified another example of deficiencies in the operational effectiveness of those controls. In April 2004, our management learned of errors in the contract's percentage-of-completion accounting models with respect to the last two quarters of 2002. These errors had not previously been reported to management. As a result, management further reviewed and reformed the model to correct errors and to evaluate the effect of the revised model on our results of operations for the last two quarters of 2002. Management has concluded that our reported results for those periods are not affected because the revised models for such periods continued to show an excess of estimated revenues over costs, and the contract was then being accounted for on a zero-profit basis. This conclusion has been reviewed by our audit committee and independent auditors. In addition, in April 2004 management became aware that our purchasing process on the contract does not enable efficient vendor management and payable processing. This inefficient process resulted in the usage of capital of approximately $50 million in excess of previously expected amounts in the first quarter. We refer you to Item 4, Controls and Procedures, below for additional information regarding these matters. Other instances of breakdowns in our internal controls and procedures could occur or be identified in the future.  Any such breakdowns may have a material adverse effect on us and the market price of our securities and could also impact our ability to timely recognize any asset impairments.

 Some of our contracts contain benchmarking provisions that could decrease our revenues and profitability.  Some of our long-term IT outsourcing agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be elected during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services. Due to the enhanced focus of our clients on reducing IT costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, our clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. Such activities could negatively impact our results of operations or cash flow in 2004 or thereafter to a greater extent than has been our prior experience.

The markets in which we operate are highly competitive and we may not be able to compete effectively. The markets in which we operate include a large number of participants and are highly competitive. Our primary competitors are IT service providers, large accounting, consulting and other professional service firms, application service providers, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. Our business is experiencing rapid changes in its competitive landscape. We increasingly see our competitors moving operations offshore to reduce their costs as well as direct competition from niche offshore providers, primarily India-based competitors. With lower costs, these competitors may be able to offer lower prices than we are able to offer, which would adversely affect our ability to compete. In addition, negative publicity from our pending litigation or SEC staff investigation could have a negative effect on our competitive position. Any of these factors may impose additional pricing pressure on us, which could have an adverse effect on our revenues and profit margin.

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are the leading IT outsourcing provider to the airline industry, which sector has been experiencing significant financial difficulty. In 2003, we amended agreements with certain of those clients, which has resulted in a decrease in revenues and earnings from these clients. Our largest IT agreement in the airline industry is with American Airlines. We had $42 million in receivables and $92 million in other operating assets associated with that contract at March 31, 2004. We also provide IT services to US Airways through a long-term agreement. At March 31, 2004, we had $30 million of receivables and $31 million in other operating assets associated with our IT services contract with US Airways. In addition, our exposure to investments in aircraft leases, which include leases with American, Delta and Continental Airlines, was approximately $150 million at March 31, 2004.

We may not achieve the benefits we expect from our strategic reorganization and cost cutting initiatives. We are implementing a strategic reorganization and other cost cutting measures. Our expected future cost savings and other benefits from these initiatives are subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control. If these assumptions are not realized, or if other unforeseen events occur, our results of operations could be adversely affected.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations. Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. The general economic weakness in the IT industry resulting from, among other things, the decline in discretionary IT spending by our clients and prospective clients, has adversely affected our revenues in recent years. A lack of improvement or continued decline in the level of business activity of our clients could continue to adversely affect our revenues and profitability.

 Our services or products may infringe upon the intellectual property rights of others. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some services or products. We generally agree in our contracts to indemnify our clients for any expenses or liabilities they may incur resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We may, in limited cases, be required to forego rights to the use of intellectual property we help create, which limits our ability to also provide that intellectual property to other clients. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, cash flows, the total contract value of new business signings and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, earnings and cash flow, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the value of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined under "Factors That May Affect Future Results" above, these factors include, but are not limited to, the following:  the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit, to arrange new client supported financing transactions or similar facilities and continue to access existing facilities; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our strategic reorganization and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; our ability to attract and retain highly skilled personnel; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business; the degree to which third parties continue to outsource IT and business processes; and fluctuations in foreign currencies, exchange rates and interest rates.

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

In connection with its evaluation, management sought to determine, among other things, whether there are any "significant deficiencies" or "material weaknesses" in the design or operation of internal controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. As a result of a review of the NMCI contract completed after the first quarter of 2003, management and the Audit Committee of our Board of Directors discovered deficiencies in the operational effectiveness of controls over the process for estimating revenues and costs for the remaining term of the NMCI contract that, collectively, constituted a significant deficiency that rose to the level of a reportable condition. We refer you to the discussion of the NMCI contract in "Managements' Discussion and Analysis of Results of Operations and Financial Condition" above for a discussion of such a deficiency identified by management in April 2004 relating to the accounting models for this contract for the third and fourth quarters of 2002. Management implemented measures to correct and improve the effectiveness of the internal controls for this contract during 2003, including the following: increased frequency and scope of operational and financial reviews with senior account and corporate personnel; a newly-staffed program management office; stricter adherence to the process for approval of change orders; reorganization of account support functions and the appointment of a senior service delivery executive; assignment of additional finance and legal staff to the account; improvements in monitoring and reporting seat deployment; and improved communication with senior client representatives. In April 2004, management identified a significant deficiency in the NMCI contract's purchasing and accrual process associated with certain hardware and subcontractor work-in-progress during 2003. This deficiency resulted in the untimely recognition of the purchase of certain hardware and assets under construction and is also considered to be a reportable condition due to the size of the NMCI contract. Management has implemented or is in the process of implementing measures to improve controls over this process, including centralized approval of all contract-related purchases, implementation of an automated warehouse management system, monthly subcontractor reporting of work-in-progress activities and increased operational monitoring and reporting of subcontractor activities.

Except as identified above, there have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of our evaluation.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)

On January 9, 2004, in partial consideration for the purchase price of all of the outstanding capital stock of The Feld Group, Inc., EDS issued to Mobius Technology Ventures VI, L.P. and Softbank U.S. Ventures VI, L.P. warrants to purchase an aggregate of 898,921 shares of Common Stock at an exercise price of $23.95 per share. Of such warrants, 237,989 will vest on March 31, 2005 and 243,576 will vest on January 9, 2007. The unvested warrants are subject to forfeiture pursuant to the indemnification provisions of the acquisition agreement. The warrants were issued without registration under the Securities Act pursuant to the provisions of Regulation D promulgated thereunder. Each of the warrant holders has represented to EDS that it is an "accredited investor" (as such term is defined in Regulation D), that it is acquiring the warrant, and upon exercise would acquire the Common Stock issuable upon exercise, for its own account for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempted from registration under the Securities Act, and that it has sufficient knowledge and experience in business, financial and investment matters to be able to evaluate the risks and merits of its investment in EDS and is able financially to bear the risks thereof.

(e)	EDS did not purchase any Common Stock during the three months ended March 31, 2004 and did not have any authorized share repurchase program in effect during that period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the quarter ended March 31, 2004, EDS filed or furnished the following Current Reports on Form 8‑K:

(i)	Current Report on Form 8-K dated February 5, 2004 furnishing under Item 12 - Results of Operations and Financial Condition, EDS' financial results for the year ended December 31, 2003.
(ii)	Current Report on Form 8-K dated February 9, 2004 reporting under Item 9 - Regulation FD Disclosure, the potential disposition of UGS PLM Solutions.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: May 10, 2004                                                                                         By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: May 10, 2004                                                                                         By:                 /s/ Scot H. McDonald

                                                                                                                                                         Scot H. McDonald

                                                                                                                                        Vice President, Corporate Controller

                                                                                                                                               and Chief Accounting Officer

                                                                                                                                             (Principal Accounting Officer)