Form 10-Q/A
period 2004-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2004-05-11
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note:

This filing is made solely for the purpose of furnishing an unofficial pdf of the Form 10-Q filed on May 10, 2004 that conforms to the official html filing, which remains unchanged.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: May 11, 2004                                                                                         By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: May 11, 2004                                                                                         By:                 /s/ Scot H. McDonald

                                                                                                                                                         Scot H. McDonald

                                                                                                                                        Vice President, Corporate Controller

                                                                                                                                               and Chief Accounting Officer

                                                                                                                                             (Principal Accounting Officer)

3