Form 10-Q
period 2004-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2004-08-06
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of  July 30, 2004, there were 509,010,577 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

	Page No.
Part I - Financial Information (Unaudited)
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Operations	3
	Unaudited Condensed Consolidated Balance Sheets	4
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	15
Item 4.	Controls and Procedures	26
Part II - Other Information
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities and Use of Proceeds	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	28
Signatures		29

PART I

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
Three Months Ended	Six Months Ended
June 30,	June 30,

	2004	2003	2004	2003
Revenues	$ 5,238	$ 5,061	$ 10,436	$ 10,078

Costs and expenses
Cost of revenues	4,857	4,437	9,637	8,973
Selling, general and administrative	428	397	819	806
Restructuring and other	37	43	29	91
Total costs and expenses	5,322	4,877	10,485	9,870

Operating income (loss)	(84)	184	(49)	208

Other income (expense)	(112)	(70)	(186)	(130)
Income (loss) from continuing operations before income taxes	(196)	114	(235)	78

Provision (benefit) for income taxes	(64)	41	(65)	28
Income (loss) from continuing operations	(132)	73	(170)	50
Income from discontinued operations, net of income taxes (including net gain on sale of $404 in 2004, net of income taxes)	402	15	428	39
Income before cumulative effect of changes in accounting principles	270	88	258	89
Cumulative effect on prior years of changes in accounting principles, net of income taxes	-	-	-	(1,432)
Net income (loss)	$ 270	$ 88	$ 258	$ (1,343)

Basic earnings per share of common stock
Income (loss) from continuing operations	$ (0.27)	$ 0.15	$ (0.34)	$ 0.11
Income from discontinued operations	0.81	0.03	0.87	0.08
Cumulative effect on prior years of changes in accounting principles	-	-	-	(3.00)
Net income (loss)	$ 0.54	$ 0.18	$ 0.53	$ (2.81)

Diluted earnings per share of common stock
Income (loss) from continuing operations	$ (0.27)	$ 0.15	$ (0.34)	$ 0.11
Income from discontinued operations	0.81	0.03	0.87	0.08
Cumulative effect on prior years of changes in accounting principles	-	-	-	(2.95)
Net income (loss)	$ 0.54	$ 0.18	$ 0.53	$ (2.76)

Cash dividends per share	$ 0.15	$ 0.15	$ 0.30	$ 0.30

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)
	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 3,492	$ 2,197
Marketable securities	488	116
Accounts receivable, net	2,991	3,101
Prepaids and other	903	1,055
Deferred income taxes	322	108
Assets held for sale	-	1,539
Total current assets	8,196	8,116

Property and equipment, net	2,536	2,818
Deferred contract costs, net	781	870
Investments and other assets	913	1,051
Goodwill	3,451	3,472
Other intangible assets, net	1,098	1,231
Deferred income taxes	511	722
Total assets	$ 17,486	$ 18,280

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 513	$ 572
Accrued liabilities	2,863	3,244
Deferred revenue	1,015	1,079
Income taxes	161	50
Current portion of long-term debt and secured A/R facility	940	2,275
Liabilities held for sale	-	262
Total current liabilities	5,492	7,482

Pension benefit liability	1,043	1,116
Long-term debt, less current portion	3,376	3,488
Minority interests and other long-term liabilities	418	480
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 519,403,954 shares issued at June 30, 2004 and 495,604,217 shares issued at December 31, 2003	5	5
Additional paid-in capital	2,240	917
Retained earnings	5,781	5,812
Accumulated other comprehensive loss	(231)	(131)
Treasury stock, at cost, 10,946,854 shares at June 30, 2004 and 14,999,431 shares at December 31, 2003	(638)	(889)
Total shareholders' equity	7,157	5,714
Total liabilities and shareholders' equity	$ 17,486	$ 18,280

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$ 258	$ (1,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,070	936
Deferred compensation	21	40
Cumulative effect on prior years of changes in accounting principles	-	1,432
Intangible and fixed asset write-downs	109	36
Other (including pre-tax gain on sale of UGS PLM Solutions of $713 in 2004)	(760)	(21)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	99	317
Prepaids and other	153	(82)
Deferred contract costs	(60)	(250)
Accounts payable and accrued liabilities	(577)	(271)
Deferred revenue	(30)	(79)
Income taxes	111	(181)
Total adjustments	136	1,877
Net cash provided by operating activities	394	534

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	75	29
Proceeds from investments and other assets	94	377
Proceeds from divested assets	2,064	6
Payments for purchases of property and equipment	(332)	(367)
Payments for investments and other assets	(128)	(268)
Payments related to acquisitions, net of cash acquired	(50)	15
Payments for purchases of software and other intangibles	(181)	(97)
Payments for purchases of marketable securities	(450)	(2)
Other	12	19
Net cash provided by (used in) investing activities	1,104	(288)

Cash Flows from Financing Activities
Proceeds from long-term debt and secured A/R facility	6	1,790
Payments on long-term debt and secured A/R facility	(14)	(176)
Net decrease in borrowings with original maturities less than 90 days	-	(73)
Capital lease payments	(84)	(51)
Employee stock transactions	31	23
Dividends paid	(148)	(143)
Other	(14)	(15)
Net cash provided by (used in) financing activities	(223)	1,355
Effect of exchange rate changes on cash and cash equivalents	20	(55)
Net increase in cash and cash equivalents	1,295	1,546
Cash and cash equivalents at beginning of period	2,197	1,642
Cash and cash equivalents at end of period	$ 3,492	$ 3,188

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's 2003 Annual Report on Form 10‑K and amended financial statements filed on Form 8‑K on May 12, 2004.

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

NOTE 2: ACCOUNTING CHANGES

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company prior to January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The effect of the accounting change was to decrease income from continuing operations and net income by $50 million ($0.10 per share) for the three months ended June 30, 2003, and increase income from continuing operations and net income by $60 million ($0.13 per share) for the six months ended June 30, 2003.

During the three months ended June 30, 2004 and 2003, the Company recognized revenues of approximately $90 million and $70 million, respectively, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00‑21. During the six months ended June 30, 2004 and 2003, the Company recognized approximately $170 million and $160 million, respectively, of such revenues. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003.

NOTE 3: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and six months ended June 30, 2004 and 2003 (in millions):
	2004	2003
For the three months ended June 30:
Basic earnings per share	497	478
Diluted earnings per share	497	487
For the six months ended June 30:
Basic earnings per share	490	478
Diluted earnings per share	490	486

All potentially diluted securities were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2004 because the Company reported losses from continuing operations in those periods. Those securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive, or would have been antidilutive had the Company reported income from continuing operations during the period, are as follows for the three and six months ended June 30, 2004 and 2003 (in millions):

	2004	2003
For the three months ended June 30:
Common stock options	59	71
Restricted stock units	1	1
Convertible debt and forward purchase contracts	24	56
For the six months ended June 30:
Common stock options	44	94
Restricted stock units	1	8
Convertible debt and forward purchase contracts	26	56

NOTE 4: STOCK-BASED COMPENSATION

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income (loss) and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the three and six months ended June 30, 2004 and 2003 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$ 270	$ 88	$ 258	$ (1,343)
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	6	8	14	26
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(42)	(53)	(88)	(123)
Pro forma	$ 234	$ 43	$ 184	$ (1,440)

Basic earnings per share of common stock:
As reported	$ 0.54	$ 0.18	$ 0.53	$ (2.81)
Pro forma	0.47	0.09	0.38	(3.01)
Diluted earnings per share of common stock:
As reported	$ 0.54	$ 0.18	$ 0.53	$ (2.76)
Pro forma	0.47	0.09	0.38	(2.96)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $5.7 billion and $5.6 billion at June 30, 2004 and December 31, 2003, respectively. Depreciation expense for the three months ended June 30, 2004 and 2003 was $293 million and $256 million, respectively. Depreciation expense for the six months ended June 30, 2004 and 2003 was $563 million and $513 million, respectively.

NOTE 6: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also has an equity interest totaling $135 million at June 30, 2004 in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. At June 30, 2004, the partnership's remaining leveraged lease investments included investments with Delta Airlines, Continental Airlines, American Airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and recovery of residual values of leased aircraft at the end of their respective lease terms. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be impaired. Approximately 30% of future estimated cash flows from this investment are associated with aircraft leases with Delta Airlines.

NOTE 7: LONG-TERM DEBT

In June 2001, the Company completed the public offering of 32.2 million units of a security, initially referred to as Income PRIDES, each with a stated price of $50 before underwriting discount. Each unit initially consisted of $50 principal amount of EDS senior notes due August 2006 and a purchase contract which obligated the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. On May 12, 2004, the Company completed an offer to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted Income PRIDES. The Company accepted all of the 28.2 million Income PRIDES tendered pursuant to the offer and issued 23.8 million shares plus $45 million cash to the holders. The notes relating to the 4.0 million units not tendered totaling $198 million were remarketed on May 12, 2004 at an interest rate of 6.334% per annum and will mature on August 17, 2006. Investors who did not tender their Income PRIDES in the exchange offer remain obligated to purchase EDS common stock on August 17, 2004. On that date, the Company expects to issue 3.3 million shares of common stock for consideration of no less than $198 million.

As a result of the exchange, the Company increased shareholders' equity by $1,403 million in the second quarter of 2004 for the fair value of the purchase contract and the fair value of the common stock issued. The remaining consideration was accounted for as an extinguishment of debt. Accordingly, the Company decreased liabilities by $1,418 million for the carrying value of the notes exchanged and the unpaid portion of contract adjustment payments that were recorded when the units were originally issued. In addition, the Company paid cash of $50 million and recognized a loss on debt extinguishment of $36 million in other expense as a result of the exchange in the second quarter of 2004.

NOTE 8: COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income was $191 million and $249 million for the three months ended June 30, 2004 and 2003 respectively. Comprehensive income (loss) was $158 million and $(1,159) million for the six months ended June 30, 2004 and 2003 respectively. The difference between comprehensive income (loss) and net income (loss) for the three and six months ended June 30, 2004 and 2003 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 4.1 million shares of treasury stock at a cost of $251 million during the six months ended June 30, 2004. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $141 million in the accompanying unaudited condensed consolidated balance sheet at June 30, 2004.

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

The following is a summary of certain financial information by reportable segment, including the components of the Outsourcing segment, for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,
	2004		2003
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Americas	$ 2,140	$ 133	$ 2,306	$ 277
EMEA	1,477	220	1,362	217
Asia Pacific	295	28	306	34
U.S. Government	736	(65)	737	48
Other	-	(134)	-	(39)
Outsourcing	4,648	182	4,711	537
A.T. Kearney	210	3	211	1
All other	380	(269)	139	(354)
Total	$ 5,238	$ (84)	$ 5,061	$ 184

	Six Months Ended June 30,
	2004		2003
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Americas	$ 4,277	$ 332	$ 4,624	$ 572
EMEA	2,898	461	2,765	427
Asia Pacific	561	57	555	58
U.S. Government	1,481	(122)	1,481	47
Other	-	(258)	-	(180)
Outsourcing	9,217	470	9,425	924
A.T. Kearney	425	5	439	8
All other	794	(524)	214	(724)
Total	$ 10,436	$ (49)	$ 10,078	$ 208

NOTE 10: RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. Such contributions are discretionary for statutory purposes due to the current funded status of the U.S. pension plans. As a result of investment returns on pension plan assets exceeding expected returns during the 2004 plan year, the Company currently does not expect to make contributions to such plans during 2004. No contributions were made to the Company's U.S. pension plans during the six months ended June 30, 2004.

The following table presents the components of net periodic pension cost recognized in earnings for the three and six months ended June 30, 2004 and 2003 in accordance with the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$ 83	$ 74	$ 161	$ 144
Interest cost	102	88	205	175
Expected return on plan assets	(109)	(85)	(219)	(169)
Amortization of transition obligation	-	-	1	-
Amortization of prior-service cost	(8)	(8)	(16)	(16)
Amortization of net actuarial loss	17	20	33	40
Curtailment loss	3	-	3	-
Net periodic benefit cost	88	89	168	174
Special termination benefit	-	-	1	20
Net periodic benefit cost after curtailment settlements	$ 88	$ 89	$ 169	$ 194

As a result of the termination of the Company's services contract with the U.K. Government's Inland Revenue department, the contract's workforce transitioned to the new IT provider in June 2004.  The pension liability associated with this workforce may also transition to the new provider, at which time the Company will recognize a settlement loss of an amount that will depend on the number of transitioned employees who elect to transfer their pension benefit to the new IT provider.  The Company currently estimates this loss will be between $90 million and $110 million, although it could be as high as $140 million if all transitioned employees elect to transfer their pension benefit. Transitioned employees have until early 2005 to make their election. The actual amount of the loss will be determined and recognized in the Company's statement of operations upon final settlement of the obligation, which is currently expected to occur in the first quarter of 2005. The Company contributed $119 million to the related U.K. pension plans during June 2004 in connection with the termination of this services contract.

NOTE 11: COMMITMENTS AND CONTINGENCIES

During 2003, the Company extended and expanded the securitization facility under which it finances the purchase of capital assets for its Navy Marine Corps Intranet ("NMCI") contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more consistent with the term of the NMCI contract. Under the terms of this facility, the Company finances the purchase of capital assets for the NMCI contract by selling certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. At June 30, 2004, the Trust had external borrowings of $639 million and the Company's beneficial interest was $183 million. The aggregate dollar values of assets purchased under the securitization facility were $40 million and $126 million, respectively, during the three months ended June 30, 2004 and 2003. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to the Company, but would preclude additional financial asset purchases by the Trust. The Company has no effective control over the activities of the Trust, and it is legally isolated from the Company.

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

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $18 million and $16 million, respectively, during the three months ended June 30, 2004 and 2003. As of June 30, 2004, an aggregate of $519 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At June 30, 2004, the Company had net deferred contract and set-up costs of $781 million, of which $377 million related to 19 contracts with active construct activities. During 2004, no contract or set-up costs associated with the NMCI contract have been deferred. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $1.3 billion at June 30, 2004, including $1.0 billion associated with the NMCI contract. Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract and another commercial contract discussed below, have experienced delays in their development and construction phases, and certain milestones have been missed. The Company is currently in discussions with the Department of the Navy regarding modification of deployment schedules and contract terms. While the Company believes its net assets at June 30, 2004 for the NMCI contract will be recovered, it is reasonably possible that significant further delays in deployment, modification of contract terms or other factors could result in a material impairment of a portion of the associated assets within the next 12 months.

The Company has previously referred to a significant commercial contract under which it provides various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. Throughout the contract period, the Company has been negotiating with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, the Company and the client reached an agreement to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party's outstanding claims. During the three and six months ended June 30, 2004, the Company recognized charges of $91 million and $128 million, respectively, to write-down certain assets to appraised value. In addition, the Company recognized a $44 million charge during the three months ended June 30, 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. Such charges are included in cost of revenues in the unaudited condensed consolidated statements of operations and are reflected in the results of the Outsourcing segment. In addition to these charges, the Company incurred contract operating losses of $57 million and $114 million during the three and six month periods ended June 30, 2004, respectively, compared to operating losses of $74 million and $145 million in the respective prior year periods.

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

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b‑5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS, certain former officers of EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan. The Company's motions to dismiss the consolidated securities action and the consolidated ERISA action were denied by the U.S. District Court for the Eastern District of Texas on January 13, 2004 and February 3, 2004, respectively. A trial commencement date of September 26, 2005 has been established for the consolidated securities action and the consolidated ERISA action. On July 1, 2004 certain plaintiffs other than the lead plaintiff filed a motion for leave to file an amended complaint covering the abandoned class period from September 7, 1999 though February 6, 2001 and seeking recovery for alleged violations of Sections 10(b) and 20(a) of the Exchange Act that allegedly occurred during that time. Essentially, these plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the Company's financial condition prior to the time it entered into the NMCI contract and are asking the court for leave to file an additional complaint encompassing claims that lead counsel and the lead plaintiff determined not to include in the amended consolidated complaint. The Company intends to defend these actions vigorously.

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

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors of the Company in the U.S. District Court for the Eastern District of Texas. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of EDS against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company's business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification from the defendants for the claims and litigation resulting from the defendants' alleged breach of their fiduciary duties. This action has been stayed pending the outcome of the above referenced securities action. This action will be defended vigorously.

As the foregoing matters are in an early stage, the Company is not able to determine the actual impact on its consolidated financial statements. However, the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation relating to the Company's purchase and settlement of forward contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, customer contracts that contain prepayment provisions, and the events leading up to its third quarter 2002 earnings guidance announcement. The SEC staff has also formally requested documents related to the Company's NMCI contract. In addition, the Company has recently self-reported to the SEC staff a matter involving a transaction between the Company and a third party. The transaction was not material to the Company. The SEC staff's investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC's views of the issues being investigated or any action that the SEC might take.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability on claims and pending actions at June 30, 2004 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

The Company sold its equity interest in its UGS PLM Solutions subsidiary for $2.05 billion on May 27, 2004. The Company had previously announced its intention to sell all or part of UGS PLM Solutions in connection with its efforts to focus on its core IT outsourcing business. Following is a summary of assets and liabilities of UGS PLM Solutions at December 31, 2003 which are reflected in the unaudited condensed consolidated balance sheets as "held for sale" (in millions):

December 31, 2003
Marketable securities	$ -
Accounts receivable, net	228
Prepaids and other	26
Deferred income taxes	(8)
Property and equipment, net	40
Investments and other assets	7
Goodwill	970
Other intangibles, net	225
Deferred income taxes	51
Assets held for sale	$ 1,539

Accounts payable	$ 13
Accrued liabilities	109
Deferred revenue	98
Income taxes	33
Pension benefit liability	5
Minority interests and other long-term liabilities	4
Liabilities held for sale	$ 262

The net results of UGS PLM Solutions, including a gain on sale of $713 million ($404 million net of tax) recognized in the second quarter of 2004, are included in income from discontinued operations in the unaudited condensed consolidated statements of operations. Discontinued operations for the three and six months ended June 30, 2003 also includes the net results of the Technology Solutions and subscription fulfillment businesses which the Company sold during 2003. Technology Solutions and subscription fulfillment were included in the Company's Outsourcing segment. Following is a summary of income (loss) from discontinued operations before income taxes, excluding gain on sale, for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues	$ 123	$ 268	$ 358	$ 530
Costs and expenses	128	248	325	474
Operating income (loss)	(5)	20	33	56
Other income (expense)	-	-	-	(1)
Income (loss) from discontinued operations before income taxes	$ (5)	$ 20	$ 33	$ 55

NOTE 13: RESTRUCTURING AND OTHER

The following table summarizes activity in restructuring accruals for the six months ended June 30, 2004 (in millions):
	Employee Separations	Exit Costs	Total
Balance at December 31, 2003	$ 170	$ 9	$ 179
2004 activity	98	-	98
Amounts utilized	(145)	(2)	(147)
Balance at June 30, 2004	$ 123	$ 7	$ 130

During the second quarter of 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts are designed to improve the Company's cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company plans to complete the initiative in 2004 and estimates that approximately 5,700 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $98 million during the six months ended June 30, 2004 resulting from the involuntary termination of approximately 700 employees. This amount includes a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million.

The following table summarizes the cumulative charges incurred to date and the expected future charges remaining under the 2003 initiative. All charges resulting from the initiative relate to the Outsourcing segment (in millions):

	Employee Separations	Exit Costs	Total
Cumulative charges incurred through December 31, 2003	$ 248	$ 4	$ 252
Current period charges	98	-	98
Cumulative charges incurred through June 30, 2004	346	4	350
Expected future period charges	49	3	52
Total expected charges	$ 395	$ 7	$ 402

On March 18, 2004, the Company sold its Automotive Retail Group ("ARG") and recognized a pre-tax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the six months ended June 30, 2004. The net results of ARG are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business.

During the first quarter of 2003, the Company recognized a one-time severance charge totaling $48 million related to the termination of employment of its former CEO. Such charge is included in restructuring and other in the condensed consolidated statement of operations for the six months ended June 30, 2003. The charge was comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

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

Second Quarter Overview

Results. Second quarter revenue of $5.2 billion increased 4% from the prior year second quarter, and was flat on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. We reported net income of $270 million, or $0.54 per share, and a loss from continuing operations of $132 million, or $0.27 per share. Net income in the second quarter includes income from discontinued operations of $402 million related to our UGS PLM Solutions subsidiary which we sold for a gain of $713 million ($404 million net of income taxes). The results for the quarter reflect an operating loss of $171 million related to our Navy Marine Corps Intranet ("NMCI") contract and operating losses, including asset write-downs and other charges of $192 million, related to the "other commercial contract" we have referred to in the past. The total contract value of new business signed during the second quarter was approximately $4.0 billion, an increase of 25% from the prior year's second quarter.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. At June 30, 2004, we had approximately 304,000 computer seats under management that were then billable, and approximately 193,000 of these seats had been transitioned (or cutover) to the new environment. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill 100% of the seat price included in the pricing schedule. Seats under management are generally billed at 85% of the associated seat price included in the pricing schedule until we meet service performance levels as defined in the contract. Upon meeting such service levels, seats operating under the NMCI environment are billed at 100% of the seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at 85% of the price. Achievement of service levels for targeted sites is required for us to bill 100% of the seat price for seats at those sites. As of June 30, 2004, no seats were billed at 100%.

Long-term assets associated with the contract totaled approximately $755 million at June 30, 2004. If seat cutovers fall below their current pace for an extended period of time, we do not pass the DON's operational evaluation of the NMCI system (OPEVAL) or discussions with the DON regarding contract service levels and legacy cost reimbursement are not satisfactorily resolved, a material portion of such assets could become impaired. In such event, recovery of such costs will depend on the success of our pursuit of such amounts through a legally intensive claims process. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to improve average seat price, accelerate 100% payment on seats already deployed on the network, obtain compensation on legacy applications, qualify for performance incentives under the contract, achieve productivity improvements, extend the contract term through the DON's optional three-year extension period and other new business opportunities.

For the three months and six months ended June 30, 2004, we reported operating losses associated with the NMCI contract of $171 million and $316 million, respectively. Free cash flow usage for the three months and six months ended June 30, 2004 was $28 million and $228 million, respectively. For the three months and six months ended June 30, 2003, we reported operating losses of $92 million and $212 million, respectively. Free cash flow usage for the three months and six months ended June 30, 2003 was $201 million and $357 million, respectively. We refer you to "Liquidity and Capital Resources" below for a definition and discussion of free cash flow. The increase in certain operating losses in 2004 compared to the comparable prior year period is due to the deferral of certain costs in 2003 associated with the construction of NMCI infrastructure. Such costs were deemed to be impaired in the fourth quarter of 2003 and charged to expense in that period. Similar costs are being charged to expense as incurred in 2004. This increase in expense is being partially offset by increased billings associated with additional seats under management.

We expect free cash flow usage from the contract to be approximately $450 million in 2004, assuming seats are cutover and billed at 100% of the seat price at their planned rate, and discussions with the DON regarding contract service levels and reimbursement for certain legacy services and other incurred costs are satisfactorily resolved in the third quarter of 2004. Continued uncertainty in NMCI program funding for the 40,000 Bureau of Medicine seats has resulted in a $100 million reduction from our most recent 2004 free cash flow guidance from the NMCI contract.

Although we continue to have a number of opportunities to improve the performance of the NMCI contract over the longer-term as discussed above, we also face a number of significant risks, including uncertainty surrounding the implementation of the Bureau of Medicine seats and the other assumptions referred to above. Accordingly, at this time we are not furnishing guidance with respect to this contract for periods beyond 2004.

We refer you to Item 4, Controls and Procedures, below for additional information regarding the internal controls related to this contract. Due to the significant impact this contract has had on our earnings and free cash flow, we intend to disclose our earnings and cash flow from this contract separately from our other operations for the foreseeable future.

Other Commercial Contract. We have previously referred to a significant commercial contract under which we provide various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract has experienced delays in its development and construction phases, and milestones in the contract have been missed. Throughout the contract period, we have been negotiating with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, we reached an agreement with the client to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party's outstanding claims. During the three and six months ended June 30, 2004, we recognized charges of $135 million and $172 million, respectively, to write-down certain assets and to record contract-related vendor commitments and employee severance obligations associated with the contract. In addition to these charges, we incurred contract operating losses of $57 million and $114 million during the three and six month periods ended June 30, 2004, respectively, compared to operating losses of $74 million and $145 million in the respective prior year periods. We expect to incur additional operating losses of approximately $90 million in the second half of 2004 and approximately $20 million in 2005 related to this contract.

Disposition of UGS PLM Solutions. On May 27, 2004, we completed the disposition of our UGS PLM Solutions subsidiary for approximately $2.0 billion. The net results of UGS PLM Solutions, including a gain on sale of $713 million ($404 million net of tax), are included in income from discontinued operations in the unaudited condensed consolidated statements of operations.

Updated Guidance for 2004. We have updated our financial guidance for 2004 to narrow the range of our expected full-year pro forma earnings to $0.20 to $0.30 per share. This reflects no change in our anticipated full-year pro forma earnings from our "core" (excluding NMCI) operations of $0.80 to $0.90 per share and an expected full-year NMCI operating loss of $0.59-0.63 per share, reflecting the uncertainty in NMCI program funding for approximately 40,000 Bureau of Medicine seats. We have also lowered our full-year free cash flow guidance to $200-$300 million, versus previous guidance of $300-$500 million, to reflect the impact of the NMCI funding uncertainty. Our full-year free cash flow guidance includes $650-$750 million positive cash flow from our core operations, unchanged from our previous estimate, offset by cash usage of approximately $450 million by NMCI. Our full-year revenue estimates are unchanged from previous guidance at $20-$21 billion. The pro forma earnings guidance excludes the impact of previously announced restructuring charges, charges related to the termination of our "other commercial contract" described above and the gain from the divestiture of UGS PLM Solutions discussed above.

Results of Operations

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM, excluding revenues from UGS PLM Solutions which are reported as discontinued operations, for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Base	$ 4,761	$ 4,509	$ 9,456	$ 8,960
GM	477	552	980	1,118
Total	$ 5,238	$ 5,061	$ 10,436	$ 10,078

The following table displays our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and on a comparable pro forma basis for the three and six months ended June 30, 2002 as if the 2003 accounting changes (discussed below) had been applied to all contracts at inception, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
Three Months Ended June 30,	2004	2003	2004	2003	2004	2003
Growth in as reported revenues	4%	6%	6%	9%	(14)%	(12)%
Impact of foreign currency changes	(5)%	(5)%	(6)%	(6)%	(1)%	(2)%
Constant currency revenue growth	(1)%	1%	-	3%	(15)%	(14)%
Impact of acquisitions	-	-	-	-	-	-
Impact of divestitures	1%	-	2%	-	-	-
Organic revenue growth	-	1%	2%	3%	(15)%	(14)%

	Total		Base		GM
Six Months Ended June 30,	2004	2003	2004	2003	2004	2003
Growth in as reported revenues	4%	7%	6%	10%	(12)%	(12)%
Impact of foreign currency changes	(6)%	(6)%	(7)%	(6)%	(3)%	(2)%
Constant currency revenue growth	(2)%	1%	(1)%	4%	(15)%	(14)%
Impact of acquisitions	-	-	-	-	-	-
Impact of divestitures	1%	-	1%	-	-	-
Organic revenue growth	(1)%	1%	-	4%	(15)%	(14)%

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

The 2% increase in base organic revenues in the second quarter of 2004 compared to the second quarter of 2003 was due to a $115 million, or 8%, increase in Europe, Middle East and Africa (EMEA) and a $4 million, or 2%, increase in our A.T. Kearney subsidiary. Base organic revenue growth in EMEA and A.T. Kearney was partially offset by a $31 million, or 2% decrease in the Americas and a $10 million, or 3%, decrease in Asia Pacific. Base organic revenues from contracts in the U.S. Government group were flat in the second quarter of 2004 compared to the second quarter of 2003.

Base organic revenues in the first six months of 2004 compared to the first six months of 2003 were flat due to a $132 million, or 5%, increase in EMEA and a $7 million, or 1%, increase in Asia Pacific, partially offset by a $94 million, or 3%, decrease in the Americas and a $5 million, or 1%, decrease in A.T. Kearney. Base organic revenues from contracts in the U.S. Government group were flat in the first six months of 2004 compared to the first six months of 2003.

The decrease in base organic revenues in the Americas in the first and second quarters of 2004 was primarily due to the impact of renegotiations of contracts with certain airline clients. The increase in base organic revenues in EMEA was primarily due to contracts with financial services and government clients. Base organic revenues in the U.S. Government group were favorably impacted by growth in our federal business offset by runoff from our state and local business, including the termination of the Medicaid contract with the State of Texas early in the first quarter. The decrease in contract signings in each of 2003 and 2002, relative to prior years, has negatively impacted base organic revenues in 2004 and will continue to impact revenues in the remainder of 2004 and in 2005 as a significant portion of our revenues are generated by long-term IT services contracts that require transition periods of three to 18 months. Base organic revenues will continue to be negatively impacted through the remainder of 2004 by the renegotiated contracts, the termination of the Texas Medicaid contract discussed above, and the termination of our contract with the U.K. Government's Inland Revenue department effective mid-year 2004.

The decrease in organic revenues from GM was principally due to GM's continued reduction in IT spending and year-over-year price reductions. We expect these trends to continue over the remaining term of our master service agreement ("MSA") with GM.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 7.3% and 12.3%, respectively, for the three months ended June 30, 2004 and 2003. Our gross margin in 2004 was adversely affected by losses on the NMCI contract (360 basis points), and losses and other charges on our "other commercial contract" (370 basis points). Our gross margin in 2003 was adversely affected by losses on the NMCI contract (240 basis points) and our "other commercial contract" (160 basis points), and was favorably impacted by a $98 million (190 basis point) reversal of MCI receivable reserves.

Our gross margin percentages were 7.7% and 11.0%, respectively, for the six months ended June 30, 2004 and 2003. Our gross margin in 2004 was adversely affected by operating losses on the NMCI contract (350 basis points), and by operating losses and other charges on our "other commercial contract" (290 basis points). Our gross margin in 2003 was adversely affected by operating losses on the NMCI contract (270 basis points) and our "other commercial contract" (150 basis points), and was favorably impacted by a $98 million (100 basis point) reversal of MCI receivable reserves.

Our gross margins in 2004 were also negatively impacted by the decrease in revenues from our GM business, renegotiations of our contracts with certain airline clients and the termination of the Medicaid contract with the State of Texas. Such factors, as well as the termination of the Inland Revenue contract in mid-year 2004, will continue to impact our gross margins through the remainder of the year. We are implementing global productivity initiatives in connection with our restructuring activities described below. We expect these efforts to somewhat offset the impact on gross margins from the factors described above.  In addition, our gross margin in 2005 will be adversely impacted by the recognition of a loss early in the year on the final settlement of our pension obligations associated with the transition of our U.K. Inland Revenue workforce to that client's new service provider.  We refer you to Note 10 of our unaudited condensed consolidated financial statements for further information.

Selling, general and administrative.  SG&A expenses as a percentage of revenues were 8.2% and 7.9%, respectively, during the three months ended June 30, 2004 and 2003. SG&A expenses as a percentage of revenues were 7.8% and 8.0%, respectively, during the six months ended June 30, 2004 and 2003.

Restructuring activities.  During 2003, we began implementation of an initiative to reduce our costs, streamline our organizational structure and exit certain operating activities. These efforts are designed to improve our cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We plan to complete the initiative in 2004 and estimate a total of approximately 5,700 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, we recorded restructuring charges of $40 million and $98 million during the three and six months ended June 30, 2004, respectively. Approximately 700 employees have been involuntarily terminated during the six months ended June 30, 2004 in connection with this initiative. The 2003 initiative is expected to require total charges of $402 million and generate savings up to an annualized amount in excess of $350 million.

Other operating gains.  We recognized a $65 million pre-tax gain in our results of operations on the sale of Automotive Retail Group ("ARG") in March 2004. The net results of ARG during 2004 are not material and are not included in discontinued operations in the unaudited condensed consolidated statements of operations due to our level of continuing involvement as an IT service provider to the business.

Other income (expense).  Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Other income (expense):
Interest expense	$ (112)	$ (68)	$ (193)	$ (129)
Interest income and other	-	(2)	7	(1)
Total	$ (112)	$ (70)	$ (186)	$ (130)

Interest expense for the three and six months ended June 30, 2004 includes $36 million in debt extinguishment expenses resulting from our debt exchange offer completed in June 2004. See Note 7 in our unaudited condensed consolidated financial statements for a further discussion of the exchange. The remaining increase in interest expense in 2004 was due to the increase in our average outstanding debt balance. See "Financial Position" and "Liquidity and Capital Resources" for a further discussion of our outstanding debt balance.

Income taxes.  Our effective tax rates on income (loss) from continuing operations were 32.7% and 36.0%, respectively, for the three months ended June 30, 2004 and 2003. Our effective tax rates on income (loss) from continuing operations were 27.7% and 35.9%, respectively, for the six months ended June 30, 2004 and 2003. The decrease in our effective tax rates in 2004 were primarily due to the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions. Our effective tax rate for the first half of 2004 reflects the expiration of research and development tax credit provisions for the U.S. tax code effective June 30, 2004. For purposes of estimating earnings for all of 2004, we have assumed such provisions are reinstated by December 31, 2004 with a retroactive application. Historically, these credits have approximated $45 million per year for continuing operations.

Discontinued operations.  Income from discontinued operations, net of income taxes, was $402 million and $15 million, respectively, during the three months ended June 30, 2004 and 2003, and $428 million and $39 million, respectively, during the six months ended June 30, 2004 and 2003. Income from discontinued operations for the three months and six months ended June 30, 2004 represents the net results of UGS PLM Solutions, including a gain on sale of $713 million ($404 million net of tax), which was sold during the second quarter of 2004. Income from discontinued operations for the three and six months ended June 30, 2003 includes the net results of UGS PLM Solutions, the Technology Solutions business sold during the fourth quarter of 2003 and the subscription fulfillment business sold during the second quarter of 2003.

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

Segment information.  We refer you to Note 9 in the notes to our unaudited condensed consolidated financial statements for a summary of certain financial information related to our Outsourcing and A.T. Kearney reportable segments for the three and six months ended June 30, 2004 and 2003.

Financial Position

At June 30, 2004, we held cash and marketable securities of $4.0 billion, had working capital of $2.7 billion, and had a current ratio of 1.49-to-1. This compares to cash and marketable securities of $2.3 billion, working capital of $634 million, and a current ratio of 1.08-to-1 at December 31, 2003. The increase in cash and marketable securities in 2004 resulted primarily from the sale of our UGS PLM Solutions subsidiary which generated gross proceeds of approximately $2 billion. The improvement in our current ratio was primarily due to the sale of UGS PLM Solutions and the exchange of cash and common stock for certain outstanding debt securities. See Notes 12 and 7 of our unaudited condensed consolidated financial statements for further discussion of the sale of UGS PLM Solutions and the debt exchange. Approximately 9% of our cash and cash equivalents and marketable securities at June 30, 2004 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 52 days at June 30, 2004 compared with 50 days at December 31, 2003. Days sales outstanding were 55 days at June 30, 2004 and December 31, 2003 after including other assets related to certain collections for the NMCI contract and work in process related to our A.T. Kearney subsidiary. Days payable outstanding were 20 days at June 30, 2004 and December 31, 2003.

Total debt was $4.3 billion at June 30, 2004 and $5.8 billion at December 31, 2003. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 37% at June 30, 2004 compared to 49% at December 31, 2003. The decrease in total debt and our debt-to-capital ratio in 2004 was primarily due to the exchange of cash and common stock for certain outstanding debt securities. See Note 7 of our unaudited condensed consolidated financial statements for further discussion of the debt exchange.

Off-Balance Sheet Arrangements and Contractual Obligations

We finance the purchase of capital assets for the NMCI contract through a securitization facility under which we sell certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purpose entity for accounting purposes. At June 30, 2004, the Trust had external borrowings of $639 million and our beneficial interest was $183 million. The aggregate dollar values of assets purchased under the securitization facility were $40 million and $126 million, respectively, during the three months ended June 30, 2004 and 2003. The facility used for such borrowings provides for $900 million of availability, is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. A non-renewal does not trigger recourse to us, but would preclude additional financial asset purchases by the Trust. We have no effective control over the activities of the Trust, and it is legally isolated from us.

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

At June 30, 2004, the estimated future asset purchases to be financed under existing arrangements were $92 million. The aggregate dollar values of assets purchased under our CSFT arrangements were $18 million and $16 million, respectively, during the three months ended June 30, 2004 and 2003. As of June 30, 2004, there were outstanding an aggregate of $519 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.2 billion. We believe we have sufficient cash resources and alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):
	Total	CSFT	Securiti- zation
Total estimated draws under financings arranged, net of expirations	$ 2,953	$ 1,894	$ 1,059
Estimated amounts not yet drawn	164	92	72
Total amounts drawn	2,789	1,802	987
Amounts repaid	1,631	1,283	348
Total outstanding at June 30, 2004	$ 1,158	$ 519	$ 639

The following table summarizes CSFT and securitization financing activities for the six months ended June 30, 2004 (in millions):
	Total	CSFT	Securiti- zation
Total outstanding at December 31, 2003	$ 1,329	$ 601	$ 728
Total amounts drawn	87	36	51
Amounts repaid	258	118	140
Total outstanding at June 30, 2004	$ 1,158	$ 519	$ 639

Contractual obligations. The following table summarizes payments made during the first six months of 2004 and payments due in the remaining six months of 2004 and in specified periods thereafter related to our contractual obligations (in millions):

		Payments Made/Due by Period
	Total	2004	2005-2006	2007-2008	After 2008
Long-term debt, including current portion and interest(1) (2)	$ 7,972	$ 2,378	$ 1,250	$ 294	$ 4,050
Forward stock sale commitment(2)	(1,610)	(1,610)	-	-	-
Operating lease obligations	1,956	399	678	354	525
Purchase obligations(3)	3,788	851	934	859	1,144
Total(4)	$ 12,106	$ 2,018	$ 2,862	$ 1,507	$ 5,719

(1)

Amounts represent the actual/expected cash payments (principal and interest) related to our long-term debt and non-cash payments related to our Income PRIDES discussed in Note 2 below.  Amounts do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest). Amount due in 2004 includes $39 million principal amount of zero-coupon convertible senior notes due October 10, 2021 but redeemable in whole or in part at the option of the holders or EDS in 2004 and periodically thereafter.

(2)

These contracts relate to the issuance of Income PRIDES in June 2001. Each Income PRIDE includes a purchase contract pursuant to which holders agree to purchase shares of EDS common stock. On May 12, 2004, we completed an offer to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted unit. See Note 7 of the accompanying unaudited condensed consolidated financial statements.

(3)

Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our obligation to repurchase minority interests in joint ventures.

(4)	Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans.

Liquidity and Capital Resources

The following table summarizes our cash flows for the six months ended June 30, 2004 and 2003 (in millions):
	2004	2003
Cash flows:
Net cash provided by operating activities	$ 394	$ 534
Net cash provided by (used in) investing activities	1,104	(288)
Net cash provided by (used in) financing activities	(223)	1,355
Free cash flow	(126)	147

Operating activities. The decrease in net cash provided by operating activities in 2004 compared to 2003 was due to a $382 million decrease in earnings, adjusted to exclude non-cash operating items, offset by a $242 million change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a reduction in tax payments and a decrease in construct costs related to our active construct contracts, offset by restructuring payments, a decrease in accounts receivable collections and a one-time pension payment of $119 million associated with the termination of the Inland Revenue contract.

Investing activities. The increase in net cash provided by investing activities in 2004 compared to net cash used in 2003 was primarily due to proceeds from the divestitures of UGS PLM Solutions in the second quarter of 2004 and ARG in the first quarter of 2004. Proceeds from these divestitures contributed to the increase in payments for purchases of marketable securities which increased from $2 million in 2003 to $450 million in 2004. Proceeds from investments and other assets decreased from $377 million in 2003 to $94 million in 2004 due primarily to lower securitization proceeds associated with the NMCI contract.

Financing activities. The increase in net cash used in financing activities was primarily due to the decrease in proceeds from long-term debt related to the issuance of unsecured senior notes and convertible senior notes in the second quarter of 2003.

Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and payments for purchases of marketable securities, and (ii) capital lease payments. During the second quarter of 2004 we sold UGS PLM Solutions. Due to the significance of this transaction, the calculation of free cash flow for such quarter was adjusted to exclude $14 million in transaction fees for that disposition paid during the quarter and include $85 million in cash generated through utilization of operating tax credits, predominantly related to 2004, to offset income tax associated with the disposition (such tax credits would otherwise have been available to offset future taxable income generated by operations). Free cash flow is a non-GAAP measure and should be viewed together with our unaudited condensed consolidated statements of cash flows.

Free cash flow for the six months ended June 30, 2004 reflects net cash provided by operating activities of $394 million, less capital expenditures of $619 million. Free cash flow for the six months ended June 30, 2003 reflects net cash provided by operating activities of $534 million less capital expenditures of $387 million. Capital expenditures for the six months ended June 30, 2004 are comprised of gross capital requirements of $803 million offset by proceeds from CSFTs, securitization and leasing arrangements of $184 million. Free cash flow for the NMCI contract of $(228) million for the six months ended June 30, 2004 reflects net cash used in operating activities of $117 million less capital expenditures of $111 million. Gross capital requirements related to the NMCI contract were $154 million during the six months ended June 30, 2004 offset by proceeds from the NMCI securitization and leasing arrangements of $43 million. Free cash flow for the remainder of 2004 is expected to be impacted by approximately $250 million in tax-related payments related to the period prior to our split-off from GM. We refer you to "Updated Guidance for 2004" under "Second Quarter Overview" above for a discussion of our current free cash flow guidance for the remainder of 2004.

Covenants.  Our unsecured credit facilities and secured A/R facility contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio requirement limits our leverage ratio to not exceed 2.75-to-1 through June 2004, 2.25-to-1 from July 2004 through June 2005, and 2.00-to-1 from July 2005 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charges ratio of no less than 1.10-to-1 through June 2004 and 1.25-to-1 thereafter. We were in compliance with all covenants at June 30, 2004.

The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at June 30, 2004 (dollars in millions):
	Covenant	Actual
Minimum net worth	$ 6,087	$ 7,157
Leverage ratio	2.75-to-1	1.65-to-1
Fixed charge coverage ratio	1.10-to-1	2.27-to-1

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings at July 30, 2004:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Negative	Negative	Stable

On July 15, 2004, Moody's lowered our long-term credit rating to Ba1 from Baa3 with a negative outlook. Also on that date, Fitch affirmed its BBB- rating and stable outlook, however, S&P placed our BBB- long-term credit rating on CreditWatch with negative implications. As a result of our Moody's debt rating, the interest rate payable on $1.1 billion of our senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in our credit rating will not affect this rate. However, in the event our credit rating is subsequently increased to Baa3 or above by Moody's and our S&P credit rating remains at or above BBB-, this rate will return to 6.0%.

These credit rating agencies could take further adverse actions with respect to our ratings. Further negative changes in our credit ratings could increase our cost of capital. At June 30, 2004 we have no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Change in Dividend Rate.  On July 27, 2004, our Board of Directors reduced the quarterly dividend on our common stock from $0.15 to $0.05 per share. This reduction will make available an additional $200 million on an annualized basis to invest in our business and enhance our competitiveness.

Factors That May Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our engagements with clients may not be profitable. The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement.

Our ability to recover significant capital investments in certain construct contracts is subject to risks.  Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had other assets, including receivables, prepaid expenses, deferred costs, equipment and software, of $1.7 billion at June 30, 2004, including $1.0 billion associated with the NMCI contract. Some of these contracts, including the NMCI contract discussed above, have experienced delays in their development and construction phases, and certain milestones have been missed. We are currently in discussions with the Department of the Navy regarding modification of deployment schedules and contract terms for the NMCI contract. While we believe our net assets at June 30, 2004 for the NMCI contract will be recovered, significant further delays in deployment or modification of contract terms could result in a material impairment of a portion of the associated assets. We refer you to the discussion of the NMCI contract under "Second Quarter Overview" above for further information regarding our risks under that contract.

Impact of Rating Agency downgrades.  On July 15, 2004, Moody's lowered our long-term credit rating to Ba1, with a negative outlook, from Baa3. Also on that date, Fitch affirmed its BBB- rating and stable outlook and S&P placed our senior unsecured debt rating of BBB- on CreditWatch with negative implications. These credit rating agencies could take further adverse actions with respect to our ratings, which could have an adverse effect on the market price of our securities. Although we strongly disagree with Moody's recent downgrade of our long-term credit rating to below "investment grade" and believe our balance sheet and operations are reflective of an "investment grade" company, Moody's recent action or any further negative change in our credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

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

Our outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of "mega-deals." A number of these outsourcing agreements have terms that expire in coming years, including our master service agreement with GM (the "MSA") which expires in 2006. Our revenues from GM were approximately $2.3 billion, $2.6 billion, $3.1 billion and $3.4 billion for 2003, 2002, 2001 and 2000, respectively. Operating margins from our GM business are expected to decline slightly from current levels as GM continues to limit its IT spending. Furthermore, the loss of GM as an ongoing major customer would have a material adverse effect on our revenue and earnings. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with this agreement, including property, equipment and software. In addition, the extension of this agreement, in whole or in part, on terms less favorable to us than current terms would also adversely affect our revenue and earnings.

 An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. We refer you to "Pending Litigation and Proceedings" under Note 11 of our unaudited condensed consolidated financial statements above for a description of this investigation. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the

SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We and certain of our former directors and officers are defendants in numerous purported shareholder class action suits. We refer you to "Pending Litigation and Proceedings" under Note 11 of our unaudited condensed consolidated financial statements above for a description of these actions. As all these matters are in an early stage, we are not able to determine the actual impact on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

Breakdown in our internal controls and procedures could have a material adverse effect on us. Breakdowns in our internal controls and procedures could have a material adverse effect on us. During the third quarter of 2003, we adopted EITF 00‑21 on a cumulative basis as of January 1, 2003. Prior to the adoption of EITF 00-21, the NMCI contract was accounted for on a percentage-of-completion basis. Following the first quarter of 2003, we reported the existence of deficiencies in the operational effectiveness of controls over the process for estimating revenues and costs over the remaining term of the NMCI contract. Our independent auditors had reviewed such deficiencies and advised our audit committee that, due to the size of the NMCI contract, they collectively constitute a significant deficiency that rises to the level of a reportable condition. This deficiency was subsequently remediated by management in 2003. We recently identified another example of deficiencies in the operational effectiveness of those controls. In April 2004, our management learned of errors in the contract's percentage-of-completion accounting models with respect to the last two quarters of 2002. These errors had not previously been reported to management. As a result, management further reviewed and reformed the model to correct errors and to evaluate the effect of the revised model on our results of operations for the last two quarters of 2002. Management has concluded that our reported results for those periods are not affected because the revised models for such periods continued to show an excess of estimated revenues over costs, and the contract was then being accounted for on a zero-profit basis. This conclusion has been reviewed by our audit committee and independent auditors. In addition, in April 2004 management became aware that our purchasing process on the contract does not enable efficient vendor management and payable processing. This inefficient process resulted in the usage of capital of approximately $50 million in excess of previously expected amounts in the first quarter. We refer you to Item 4, Controls and Procedures, below for additional information regarding these matters. Other instances of breakdowns in our internal controls and procedures could occur or be identified in the future. Any such breakdowns may have a material adverse effect on us and the market price of our securities and could also impact our ability to timely recognize any asset impairments.

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

The markets in which we operate are highly competitive and we may not be able to compete effectively. The markets in which we operate include a large number of participants and are highly competitive. Our primary competitors are IT service providers, large accounting, consulting and other professional service firms, application service providers, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. Our business is experiencing rapid changes in its competitive landscape. We increasingly see our competitors moving operations offshore to reduce their costs as well as direct competition from niche offshore providers, primarily India-based competitors. With lower costs, these competitors may be able to offer lower prices than we are able to offer, which would adversely affect our ability to compete. In addition, negative publicity from our pending litigation, credit ratings downgrade or SEC staff investigation could have a negative effect on our competitive position. Any of these factors may impose additional pricing pressure on us, which could have an adverse effect on our revenues and profit margin.

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are the leading IT outsourcing provider to the airline industry, which sector has been experiencing significant financial difficulty. In 2003, we amended agreements with certain of those clients, which has resulted in a decrease in revenues and earnings from these clients. Our largest IT agreement in the airline industry is with American Airlines. We had $42 million in receivables and $89 million in other operating assets associated with that contract at June 30, 2004. We also provide IT services to US Airways through a long-term agreement. At June 30, 2004, we had $28 million of receivables and $27 million in other operating assets associated with our IT services contract with US Airways. In addition, our exposure to investments in aircraft leases, which include leases with American, Delta and Continental Airlines, was $146 million at June 30, 2004.

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

Based upon their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level to ensure that material information relating to EDS and its consolidated subsidiaries is gathered on a timely basis to be included in our periodic reports. In reaching its determination, our management, including our Chief Executive Officer and Chief Financial Officer, considered the existence of the significant deficiency described below and determined that it did not rise to the level of a material weakness.

In connection with its evaluation, management sought to determine, among other things, whether there are any "significant deficiencies" or "material weaknesses" in the design or operation of internal controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. In April 2004, management identified a significant deficiency in the NMCI contract's purchasing and accrual process associated with certain hardware and subcontractor work-in-progress during 2003. This deficiency resulted in the untimely recognition of the purchase of certain hardware and assets under construction and is also considered to be a reportable condition due to the size of the NMCI contract. Management has implemented measures to improve controls over this process, including centralized approval of all contract-related purchases, monthly subcontractor reporting of work-in-progress activities and increased operational monitoring and reporting of subcontractor activities, and is in the process of implementing an automated warehouse management system. Management believes the measures implemented in the second quarter of 2004 have adequately addressed this deficiency such that it no longer exists.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(e)	EDS did not purchase any Common Stock during the three months ended June 30, 2004 and did not have any authorized share repurchase program in effect during that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EDS' 2004 Annual Meeting of Shareholders was held on May 25, 2004 in Plano, Texas. A total of 439,236,016 shares (approximately 90% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each were:

(i)

Election of three Class II directors for a term expiring at the 2007 Annual Meeting of Shareholders:  Roger A. Enrico - 419,410,729 shares cast for election and 19,825,267 shares withheld; Ellen M. Hancock - 408,285,131 shares cast for election and 30,950,868 shares withheld; and C. Robert Kidder - 338,547,634 shares cast for election and 100,688,367 shares withheld. The terms of the following directors continued after the meeting:  Ray J. Groves, Jeffrey M. Heller, Ray L. Hunt, Michael H. Jordan and Judith Rodin. Edward Kangas was elected as a director following the date of the meeting.

(ii)

Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2004:  425,284,738 shares cast for the ratification, 11,114,347 shares cast against the ratification, and 2,836,895 shares abstained.

(iii)

Stockholder proposal regarding classified board: 340,292,471 shares cast for the proposal, 41,748,648 shares cast against the proposal and 4,709,250 shares abstained. There were 52,485,647 broker non-votes.

(iv)

Stockholder proposal regarding poison pills: 329,490,426 shares cast for the proposal, 52,544,814 shares cast against the proposal and 4,715,225 shares abstained. There were 52,485,551 broker non-votes.

(v)

Stockholder proposal regarding super-majority vote: 345,397,692 shares cast for the proposal, 37,691,822 shares cast against the proposal and 3,660,958 shares abstained. There were 52,485,544 broker non-votes.

Prior to the meeting date, EDS had reported the intention of its Board of Directors to submit to shareholders for approval at the 2005 Annual Meeting of Shareholders proposals (a) to amend EDS' Certificate of Incorporation to provide that those actions which currently require a supermajority shareholder vote shall require a majority vote, (b) to approve either EDS' current rights plan or a modified rights plan and (c) to amend EDS' Certificate of Incorporation to eliminate the classified board structure and provide for the annual election of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
During the quarter ended June 30, 2004, EDS filed or furnished the following Current Reports on Form 8‑K:
(i)	Current Report on Form 8-K dated April 26, 2004 furnishing under Item 12 - Results of Operations and Financial Condition, EDS' financial results for the quarter ended March 31, 2004.
(ii)

Current Report on Form 8-K/A dated April 26, 2004 furnishing under Item 9 - Regulation FD Disclosure, the transcript of Chief Financial Officer Bob Swan's earnings presentation and the related slides posted on the registrant's website with respect to EDS' financial results for the quarter ended March 31, 2004.

(iii)

Current Report on Form 8-K dated April 26, 2004 reporting under Item 5 - Other Events, the Summary of Results of Operations, Notes to the Summary Results of Operations, Summary of Consolidated Balance Sheets and Summary of Consolidated Cash Flows (excluding Note 2 to the Summary of Consolidated Cash Flows) of EDS at and for the three months ended March 31, 2004.

(iv)

Current Report on Form 8-K dated May 6, 2004 reporting under Item 5 - Other Events, the intention of the Board of Directors of EDS to submit to shareholders for approval at the 2005 Annual Meeting of Shareholders proposals (a) to amend EDS' Certificate of Incorporation to provide that those actions which currently require a supermajority shareholder vote shall require a majority vote, (b) to approve either EDS' current rights plan or a modified rights plan and (c) to amend EDS' Certificate of Incorporation to eliminate the classified board structure and provide for the annual election of directors.

(v)	Current Report on Form 8-K dated May 12, 2004 reporting under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, restated historical financial information to reflect income from UGS PLM Solutions as discontinued operations and the assets and liabilities of UGS PLM Solutions as "held for sale."

(vi)	Current Report on Form 8-K dated June 16, 2004 reporting under Item 9 - Regulation FD Disclosure, the election of Edward Kangas to the Board of Directors of EDS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: August 6, 2004	ELECTRONIC DATA SYSTEMS CORPORATION (Registrant) By: /s/ Robert H. Swan Robert H. Swan Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 6, 2004	By: /s/ Scot H. McDonald Scot H. McDonald Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)