Form 10-Q
period 2004-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2004-11-15
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2548221
(State of incorporation)	(I.R.S. Employer Identification No.)

5400 Legacy Drive, Plano, Texas	75024-3199
(Address of principal executive offices)	(ZIP code)

(972) 604-6000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer.     Yes  ☒    No  ☐.

As of October 31, 2004, there were 513,852,211 outstanding shares of the registrant’s Common Stock, $.01 par value per share.

PART I

ITEM 1. FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
Revenues	$4,945	$4,993	$15,381	$15,071

Costs and expenses
Cost of revenues	4,745	4,564	14,382	13,540
Selling, general and administrative	406	387	1,225	1,194
Restructuring and other	(4)	15	25	106

Total costs and expenses	5,147	4,966	15,632	14,840

Operating income (loss)	(202)	27	(251)	231

Other income (expense)	(43)	(57)	(229)	(187)

Income (loss) from continuing operations before income taxes	(245)	(30)	(480)	44

Provision (benefit) for income taxes	(76)	5	(141)	31

Income (loss) from continuing operations	(169)	(35)	(339)	13
Income from discontinued operations, net of income taxes (including net gain on sale of $424 in 2004, net of income taxes)	16	19	444	58

Income (loss) before cumulative effect of changes in accounting principles	(153)	(16)	105	71
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	—	—	(1,432)

Net income (loss)	$(153)	$(16)	$105	$(1,361)

Basic earnings per share of common stock
Income (loss) from continuing operations	$(0.33)	$(0.07)	$0.68	$0.03
Income from discontinued operations	0.03	0.04	0.89	0.12
Cumulative effect on prior years of changes in accounting principles	—	—	—	(3.00)

Net income (loss)	$(0.30)	$(0.03)	$0.21	$(2.85)

Diluted earnings per share of common stock
Income (loss) from continuing operations	$(0.33)	$(0.07)	$0.68	$0.03
Income from discontinued operations	0.03	0.04	0.89	0.12
Cumulative effect on prior years of changes in accounting principles	—	—	—	(2.94)

Net income (loss)	$(0.30)	$(0.03)	$0.21	$(2.79)

Cash dividends per share	$0.05	$0.15	$0.35	$0.45

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$3,062	$2,197
Marketable securities	1,477	116
Accounts receivable, net	2,994	3,101
Prepaids and other	880	1,055
Deferred income taxes	389	108
Assets held for sale	—	1,539

Total current assets	8,802	8,116

Property and equipment, net	2,162	2,818
Deferred contract costs, net	779	870
Investments and other assets	936	1,051
Goodwill	3,497	3,472
Other intangible assets, net	996	1,231
Deferred income taxes	729	722

Total assets	$17,901	$18,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$529	$572
Accrued liabilities	2,880	3,244
Deferred revenue	982	1,079
Income taxes	413	50
Current portion of long-term debt and secured A/R facility	947	2,275
Liabilities held for sale	—	262

Total current liabilities	5,751	7,482

Pension benefit liability	1,081	1,116
Long-term debt, less current portion	3,410	3,488
Minority interests and other long-term liabilities	381	480
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 2,000,000,000 shares; 522,748,596 shares issued at September 30, 2004 and 495,604,217 shares issued at December 31, 2003	5	5
Additional paid-in capital	2,422	917
Retained earnings	5,564	5,812
Accumulated other comprehensive loss	(147)	(131)
Treasury stock, at cost, 9,589,348 shares at September 30, 2004 and 14,999,431 shares at December 31, 2003	(566)	(889)

Total shareholders’ equity	7,278	5,714

Total liabilities and shareholders’ equity	$17,901	$18,280

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2004	2003 (restated)
Cash Flows from Operating Activities
Net income (loss)	$105	$(1,361)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,496	1,415
Deferred compensation	31	50
Cumulative effect on prior years of changes in accounting principles	—	1,432
Intangible and fixed asset write-downs	484	36
Other (including pre-tax gains on sales of businesses of $829 in 2004)	(818)	(143)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	129	409
Prepaids and other	203	(96)
Deferred contract costs	(101)	(386)
Accounts payable and accrued liabilities	(501)	(139)
Deferred revenue	(67)	(99)
Income taxes	74	(252)

Total adjustments	930	2,227

Net cash provided by operating activities	1,035	866

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	649	148
Proceeds from investments and other assets	113	478
Proceeds from divested assets	2,121	224
Payments for purchases of property and equipment	(498)	(571)
Payments for investments and other assets	(187)	(438)
Payments related to acquisitions, net of cash acquired	(50)	11
Payments for purchases of software and other intangibles	(262)	(431)
Payments for purchases of marketable securities	(2,012)	(354)
Other	15	21

Net cash used in investing activities	(111)	(912)

Cash Flows from Financing Activities
Proceeds from long-term debt and secured A/R facility	6	1,869
Payments on long-term debt and secured A/R facility	(14)	(319)
Net decrease in borrowings with original maturities less than 90 days	—	(235)
Capital lease payments	(127)	(82)
Proceeds from issuance of common stock	198	—
Employee stock transactions	43	36
Dividends paid	(174)	(215)
Other	(15)	(27)

Net cash provided by (used in) financing activities	(83)	1,027

Effect of exchange rate changes on cash and cash equivalents	24	(50)

Net increase in cash and cash equivalents	865	931
Cash and cash equivalents at beginning of period	2,197	1,642

Cash and cash equivalents at end of period	$3,062	$2,573

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation (“EDS” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K and amended financial statements filed on Form 8-K on May 12, 2004.

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

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for construction elements associated with client contracts, projected cash flows associated with recoverability of non-current assets, liabilities associated with pensions and performance guarantees, loss accruals for litigation, and receivables collectibility.

Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the 2004 presentation.

Audit Committee Investigation and Restatement of Financial Statements for the Quarterly Periods in 2003

In October 2004, at the recommendation of the Company’s auditors, the Audit Committee commenced an investigation of the Company’s quarterly bonus plan accruals and other adjustments proposed by the Company for the closing of the Company’s books for the third quarter of 2004. The Audit Committee was assisted by independent counsel and accounting advisers in this work. This investigation was completed in November 2004 with a conclusion that the Company had not committed any improper acts. During the course of the investigation, the Company’s auditors reviewed, among other things, bonus accruals recorded by the Company during each calendar quarter in 2003. At the beginning of 2003, the Company established bonus pools for executive and non-executive employees for the entire year based on forecasted financial results. Bonus expense for executive employees was recognized at a consolidated level in each quarter based on an allocated portion of the projected bonus pool. During the first half of 2003, non-executive bonus pools were allocated to individual business units which recognized bonus expense based on estimation of bonus amounts earned each period. In the third quarter of 2003, bonus expense for non-executive employees was recognized at a consolidated level in a manner that attempted to approximate a ratable allocation. The total amount of each bonus pool was adjusted each quarter by the Company to the amount that was expected to be paid during the year. Such adjustments were based on actual and revised forecasted financial performance throughout the year. After each adjustment to a bonus pool, the allocation of bonus expense to the current and remaining quarterly periods during the year was conformed accordingly. Upon completion of their review of the Company’s allocation of bonus expense among quarterly periods and the Company’s adjustments of the total amount of each bonus pool to be paid to employees, the Company’s auditors concluded that bonus expense associated with the aforementioned bonus pools was not properly allocated among the quarterly periods in 2003. The Company’s auditors advised the Company that it should restate its results for each quarterly period in 2003 to reflect a more appropriate allocation of bonus expense among the periods. Accordingly, the Company has restated its financial results for each quarterly period in 2003 in the table below to reflect the revised allocation of bonus expense. The revised allocation has the following impact on operating income (loss) in the respective quarterly results in 2003: $7 million – March 2004; $(11) million – June 2003; $(14) million - September 2003; and $18 million – December 2003.

The Company’s auditors also noted a transaction recorded in the third quarter of 2003 in which the Company recognized revenue of $9 million based on management’s judgment regarding the ultimate outcome of ongoing settlement discussions with a client. Such revenue was associated with services delivered under an existing contract and had been previously deferred until resolution of settlement discussions. Contract pricing issues were resolved by October 7, 2003 as evidenced by a written settlement agreement. Based on the timing of the resolution of the dispute, the Company believed sufficient evidence existed at September 30, 2003 to conclude contract pricing was determinable at that date. The Company’s auditors have advised the Company that such revenue should not have been recognized until the settlement agreement was signed. Accordingly, the Company has restated its financial results for the third and fourth quarters of 2003 in the table below to reflect the revised timing of recognition of this revenue.

The following tables present results of operations for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 as originally reported and restated for the matters discussed above. The Company’s results of operations for the year ended December 31, 2003 are not affected by this restatement.

	First Quarter		Second Quarter		Third Quarter		Year To Date
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$5,017	$5,017	$5,061	$5,061	$5,002	$4,993	$15,080	$15,071
Cost of revenues	4,536	4,530	4,437	4,446	4,552	4,564	13,525	13,540
Selling, general and administrative	409	408	397	399	385	387	1,191	1,194
Restructuring and other	48	48	43	43	15	15	106	106
Operating income	24	31	184	173	50	27	258	231
Income (loss) from continuing operations before income taxes	(36)	(29)	114	103	(7)	(30)	71	44
Provision (benefit) for income taxes	(13)	(11)	41	37	13	5	41	31
Income (loss) from continuing operations	(23)	(18)	73	66	(20)	(35)	30	13
Net income (loss)	(1,431)	(1,426)	88	81	(1)	(16)	(1,344)	(1,361)
Basic earnings per share
Income (loss) from continuing operations	$(0.05)	$(0.04)	$0.15	$0.14	$(0.04)	$(0.07)	$0.07	$0.03
Net income (loss)	(3.00)	(2.99)	0.18	0.17	–	(0.03)	(2.81)	(2.85)
Diluted earnings per share
Income (loss) from continuing operations	$(0.05)	$(0.04)	$0.15	$0.14	$(0.04)	$(0.07)	$0.06	$0.03
Net income (loss)	(3.00)	(2.99)	0.18	0.17	–	(0.03)	(2.76)	(2.79)

	Fourth Quarter
	As Previously Reported	As Restated
Revenues	$5,503	$5,512
Cost of revenues	5,539	5,524
Selling, general and administrative	414	411
Restructuring and other	85	85
Operating income (loss)	(535)	(508)
Income (loss) from continuing operations before income taxes	(614)	(587)
Provision (benefit) for income taxes	(227)	(217)
Income (loss) from continuing operations	(387)	(370)
Net income (loss)	(354)	(337)
Basic earnings per share
Income (loss) from continuing operations	$(0.81)	$(0.77)
Net income (loss)	(0.74)	(0.70)
Diluted earnings per share
Income (loss) from continuing operations	$(0.81)	$(0.77)
Net income (loss)	(0.74)	(0.70)

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

The effect of the EITF 00-21 accounting change in the three months ended September 30, 2003 was to decrease income from continuing operations and net income by $133 million ($0.28 per basic share and $0.27 per diluted share). The effect of the accounting change in the nine months ended September 30, 2003 was to decrease income from continuing operations and net income by $293 million ($0.62 per basic share and $0.61 per diluted share). Because the Company’s accounting records for the three months ended September 30, 2003 were prepared under EITF 00-21, percentage-of-completion calculations for the period were not subject to the Company’s percentage-of-completion accounting controls and procedures in place in previous periods. Accordingly, effects of the accounting change for the three and nine months ended September 30, 2003 referred to above are estimates.

During the three months ended September 30, 2004 and 2003, the Company recognized revenues of approximately $90 million and $50 million, respectively, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00-21. During the nine months ended September 30, 2004 and 2003, the Company recognized approximately $260 million and $210 million, respectively, of such revenues. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003.

NOTE 3: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and nine months ended September 30, 2004 and 2003 (in millions):

	2004	2003
For the three months ended September 30:
Basic earnings per share	511	479
Diluted earnings per share	511	479
For the nine months ended September 30:
Basic earnings per share	497	478
Diluted earnings per share	497	487

All potentially diluted securities were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 because the Company reported losses from continuing operations in those periods. Those securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive, or would have been antidilutive had the Company reported income from continuing operations during the period, are as follows for the three and nine months ended September 30, 2004 and 2003 (in millions):

	2004	2003
For the three months ended September 30:
Common stock options	74	38
Restricted stock units	3	—
Convertible debt and forward purchase contracts	21	56
For the nine months ended September 30:
Common stock options	77	94
Restricted stock units	4	—
Convertible debt and forward purchase contracts	24	56

NOTE 4: STOCK-BASED COMPENSATION

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income (loss) and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three and nine months ended September 30, 2004 and 2003 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
Net income (loss):
As reported	$(153)	$(16)	$105	$(1,361)
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	6	7	20	32
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(41)	(52)	(129)	(175)

Pro forma	$(188)	$(61)	$(4)	$(1,504)

Basic earnings per share of common stock:
As reported	$(0.30)	$(0.03)	$0.21	$(2.85)
Pro forma	(0.37)	(0.13)	(0.01)	(3.15)
Diluted earnings per share of common stock:
As reported	$(0.30)	$(0.03)	$0.21	$(2.79)
Pro forma	(0.37)	(0.13)	(0.01)	(3.09)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $5.4 billion and $5.6 billion at September 30, 2004 and December 31, 2003, respectively. Depreciation expense for the three months ended September 30, 2004 and 2003 was $238 million and $243 million, respectively. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $801 million and $756 million, respectively.

See Note 11 for a discussion of the impairment charge recognized during the three months ended September 30, 2004 associated with the Company’s Navy Marine Corps Intranet (“NMCI”) contract.

NOTE 6: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also has an equity interest totaling $134 million at September 30, 2004 in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. At September 30, 2004, the partnership’s remaining leveraged lease investments included investments with Delta Airlines, Continental Airlines, American Airlines and one international airline. The Company’s ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and recovery of residual values of leased aircraft at the end of their respective lease terms. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be impaired. Approximately 30% of future estimated cash flows from this investment are associated with aircraft leases with Delta Airlines.

NOTE 7: LONG-TERM DEBT

In June 2001, the Company completed the public offering of 32.2 million units of a security, initially referred to as Income PRIDES, each with a stated price of $50 before underwriting discount. Each unit initially consisted of $50 principal amount of EDS senior notes due August 2006 and a purchase contract which obligated the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. On May 12, 2004, the Company completed an offer to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted Income PRIDES. The Company accepted all of the 28.2 million Income PRIDES tendered pursuant to the offer and issued 23.8 million shares plus $45 million in cash to the holders. The notes relating to the 4.0 million units not tendered totaling $198 million were remarketed on May 12, 2004 at an interest rate of 6.334% per annum and mature on August 17, 2006. Investors who did not tender their Income PRIDES in the exchange offer were obligated to purchase EDS common stock on August 17, 2004. On that date, the Company issued 3.3 million shares of common stock for consideration of $198 million.

As a result of the exchange, the Company increased shareholders’ equity by $1,403 million in the second quarter of 2004 for the fair value of the purchase contracts and the fair value of the common stock issued. The remaining consideration was accounted for as an extinguishment of debt. Accordingly, the Company decreased liabilities by $1,418 million for the carrying value of the notes exchanged and the unpaid portion of contract adjustment payments that were recorded when the units were originally issued. In addition, the Company paid cash of $50 million and recognized a loss on debt extinguishment of $36 million in other expense as a result of the exchange in the second quarter of 2004.

During September 2004, the Company entered into a $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement with a bank group including Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent. The new facility replaces the Company’s five year $550 million revolving credit facility, which expired in September, 2004. The new facility may be used for general corporate borrowing purposes and the issuance of letters of credit. The aggregate availability under the new facility, together with the Company’s $450 million Three-Year Multi-Currency Revolving Credit Agreement entered into in September 2003, is $1.0 billion. There were no amounts outstanding under either of these facilities at September 30, 2004. The new facility includes financial and other covenants of the general nature contained in the facility it replaced.

NOTE 8: COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY (RESTATED)

Comprehensive income (loss) was $(69) million and $38 million for the three months ended September 30, 2004 and 2003 respectively. Comprehensive income (loss) was $89 million and $(1,123) million for the nine months ended September 30, 2004 and 2003 respectively. The difference between comprehensive income (loss) and net income (loss) for the three and nine months ended September 30, 2004 and 2003 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 5.4 million shares of treasury stock at a cost of $323 million during the nine months ended September 30, 2004. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $179 million in the accompanying unaudited condensed consolidated balance sheet at September 30, 2004.

NOTE 9: SEGMENT INFORMATION

During the third quarter of 2003, the Company completed the transition of its Operations Solutions and Solutions Consulting lines of business to a unified IT outsourcing business. The new operating model provides the Company’s clients a single point of accountability, unifies the Company’s global service delivery capabilities and aligns development of innovative solutions with market demands. A.T. Kearney continues to operate as a complementary business to IT outsourcing under the new operating model. The accompanying segment information is stated in accordance with the Company’s new organizational structure and excludes the net results of UGS PLM Solutions which are included in income from discontinued operations in the unaudited condensed consolidated statements of operations (see Note 12). Prior period segment data has been reclassified to conform to the current period segment presentation.

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The “all other” category is primarily comprised of corporate expenses and also includes differences between fixed and actual exchange rates.

The following is a summary of certain financial information by reportable segment, including the components of the Outsourcing segment, for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,
	2004		2003 (restated)
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,151	$330	$2,242	$267
EMEA	1,246	177	1,378	187
Asia Pacific	293	29	246	17
U.S. Government	728	(369)	790	31
Other	—	(132)	—	(136)

Outsourcing	4,418	35	4,656	366
A.T. Kearney	188	3	193	(18)
All other	339	(240)	144	(321)

Total	$4,945	$(202)	$4,993	$27

	Nine Months Ended September 30,
	2004		2003 (restated)
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$6,428	$662	$6,865	$844
EMEA	4,124	616	4,144	611
Asia Pacific	854	85	800	74
U.S. Government	2,209	(490)	2,271	78
Other	1	(388)	1	(308)

Outsourcing	13,616	485	14,081	1,299
A.T. Kearney	612	7	631	(10)
All other	1,153	(743)	359	(1,058)

Total	$15,381	$(251)	$15,071	$231

NOTE 10: RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the “Plans”) covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company’s U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. Such contributions are discretionary for statutory purposes due to the current funded status of the U.S. pension plans. As a result of investment returns on pension plan assets exceeding expected returns during the 2004 plan year, the Company currently does not expect to make contributions to such plans during 2004. No contributions were made to the Company’s U.S. pension plans during the nine months ended September 30, 2004.

The following table presents the components of net periodic pension cost recognized in earnings for the three and nine months ended September 30, 2004 and 2003 in accordance with the provisions of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$79	$72	$240	$216
Interest cost	103	88	308	263
Expected return on plan assets	(109)	(84)	(328)	(253)
Amortization of transition obligation	1	—	2	—
Amortization of prior-service cost	(8)	(8)	(24)	(24)
Amortization of net actuarial loss	16	21	49	61
Curtailment loss	—	—	3	—

Net periodic benefit cost	82	89	250	263
Special termination benefit	—	—	1	20

Net periodic benefit cost after curtailment settlements	$82	$89	$251	$283

As a result of the termination of the Company’s services contract with the U.K. Government’s Inland Revenue department, the contract’s workforce transitioned to the new IT provider in June 2004. The pension liability associated with this workforce may also transition to the new provider, at which time the Company will recognize a settlement loss of an amount that will depend on the number of transitioned employees who elect to transfer their pension benefit to the new IT provider. The Company currently estimates this loss will be between $90 million and $110 million, although it could be as high as $140 million if all transitioned employees elect to transfer their pension benefit. Transitioned employees have until late 2004 to make their election. The actual amount of the loss will be determined and recognized in the Company’s statement of operations upon final settlement of the obligation, which is expected to occur in the first half of 2005. The Company contributed $119 million to the related U.K. pension plans during June 2004 in connection with the termination of this services contract.

NOTE 11: COMMITMENTS AND CONTINGENCIES

During 2003, the Company extended and expanded the securitization facility under which it finances the purchase of capital assets for the NMCI contract. The facility, originally established in 2001, was amended to, among other things, increase availability thereunder from $600 million to $900 million and extend the term from 2005 to 2007 to be more consistent with the term of the NMCI contract. Under the terms of this facility, the Company finances the purchase of capital assets for the NMCI contract by selling certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. At September 30, 2004, the Trust had external borrowings of $565 million and the Company’s beneficial interest was $175 million. No assets were purchased under the securitization facility during the three months ended September 30, 2004. The aggregate dollar values of assets purchased under the securitization facility during the three months ended September 30, 2003 were $75 million. The facility used for such borrowings is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. In October 2004, the Company renewed this facility through the period ending November 30, 2004. A non-renewal does not trigger recourse to the Company, but would preclude additional financial asset purchases by the Trust. The Company has no effective control over the activities of the Trust, and it is legally isolated from the Company.

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

In connection with certain service contracts, the Company may arrange a client supported financing transaction (“CSFT”) with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company’s CSFT arrangements were $23 million and $19 million, respectively, during the three months ended September 30, 2004 and 2003. As of September 30, 2004, an aggregate of $473 million was outstanding under CSFTs yet to be paid by the Company’s clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At September 30, 2004, the Company had net deferred contract and set-up costs of $779 million, of which $395 million related to 16 contracts with active construct activities. During 2004, no contract or set-up costs associated with the NMCI contract have been deferred. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of approximately $840 million at September 30, 2004, including approximately $630 million associated with the NMCI contract. Some of the Company’s client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed.

In the process of preparing and reviewing the Company’s financial statements for the third quarter of 2004, the Company concluded on November 13, 2004 to record a non-cash impairment charge of $375 million in the third quarter to write down NMCI contract-related long-lived assets to estimated fair value. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations and are reflected in the results of the Outsourcing segment. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during the three months ended September 30, 2004. Such events include a revision of the timeline for meeting performance service levels contained in a contract amendment signed September 30, 2004, a deceleration in customer satisfaction improvement rates, delays in signing certain anticipated contract modifications and additions, and the failure to meet seat cutover schedules. Remaining long-lived assets associated with the contract totaled $146 million at September 30, 2004.

The Company has previously referred to a significant commercial contract under which it provides various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract had experienced delays in its development and construction phases, and milestones in the contract had been missed. Throughout the contract period, the Company negotiated with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, the Company and the client reached an agreement to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party’s outstanding claims. During the first half of 2004, the Company recognized charges of $128 million to write-down certain assets to appraised value. In addition, the Company recognized a $44 million charge during the second quarter of 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. In September 2004, the Company successfully completed negotiations with certain vendors and reduced certain contractual obligations due and accrued by $17 million. All of the aforementioned amounts associated with this contract are included in cost of revenues in the unaudited condensed consolidated statements of operations and are reflected in the results of the Outsourcing segment. In addition to these charges, the Company incurred contract operating losses of $19 million and $133 million during the three and nine month periods ended September 30, 2004, respectively, compared to operating losses of $46 million and $191 million in the respective prior year periods.

The Company provides IT services to US Airways through a long-term agreement. On September 12, 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The US Airways contract represented approximately $120 million of the Company’s revenues for the nine months ended September 30, 2004. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways contract, the Company recorded net charges totaling $27 million during the third quarter of 2004. This amount is reflected in cost of revenues in the unaudited condensed consolidated statements of operations. At September 30, 2004, the Company had equipment and other assets with a net book value of approximately $23 million deployed on the US Airways services agreement. In addition, the Company may have outstanding receivables under this agreement at any one time of up to approximately $30 million. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired.

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

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS, certain former officers of EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan. The Company’s motions to dismiss the consolidated securities action and the consolidated ERISA action were denied by the U.S. District Court for the Eastern District of Texas on January 13, 2004 and February 3, 2004, respectively. On November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding the defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. A trial commencement date of September 26, 2005 has been established for the consolidated securities action and the consolidated ERISA action. The Company intends to defend these actions vigorously.

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

On October 15, 2004 and on October 18, 2004, two derivative complaints were filed by shareholders against certain current and former directors of the Company, and the Company’s external auditors, in the U.S. District Court for the Eastern District of Texas. The actions allege against the Company breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements and or omissions of material facts regarding the Company’s financial condition similar to those raised in the purported class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages. This action will be defended vigorously.

As the foregoing matters are in an early stage, the Company is not able to determine the actual impact on its consolidated financial statements. However, the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation relating to the Company’s purchase and settlement of forward contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, customer contracts that contain prepayment provisions, and the events leading up to its third quarter 2002 earnings guidance announcement. The SEC staff has also formally requested documents related to the Company’s NMCI contract. The SEC staff’s investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC’s views of the issues being investigated or any action that the SEC might take.

In July 2004, the Company voluntarily reported to the SEC staff a matter regarding a transaction with a third party. The transaction was not material to the Company. In September 2004, Delphi Corporation reported that in August 2004 it had received a formal order of investigation from the SEC indicating the staff had commenced an inquiry regarding, among other things, payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for system implementation services in 2002 and in early 2003. In addition, Delphi reported that the staff was also reviewing the accounting treatment of other suppliers of IT services to Delphi. The Company has confirmed that Delphi was the third party in the voluntarily reported transaction. In addition, the SEC has formally requested documents relating to these transactions with Delphi. The Company has been cooperating with the SEC staff regarding this matter and will continue to do so.

There are other various claims, tax disputes and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company’s liability on claims, tax disputes and pending actions at September 30, 2004 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims, tax disputes and pending actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

The Company sold its equity interest in its UGS PLM Solutions subsidiary for $2.05 billion on May 27, 2004. The Company had previously announced its intention to sell all or part of UGS PLM Solutions in connection with its efforts to focus on its core IT outsourcing business. Following is a summary of assets and liabilities of UGS PLM Solutions at December 31, 2003 which are reflected in the unaudited condensed consolidated balance sheets as “held for sale” (in millions):

December 31, 2003
Marketable securities	$—
Accounts receivable, net	228
Prepaids and other	26
Deferred income taxes	(8)
Property and equipment, net	40
Investments and other assets	7
Goodwill	970
Other intangibles, net	225
Deferred income taxes	51

Assets held for sale	$1,539

Accounts payable	$13
Accrued liabilities	109
Deferred revenue	98
Income taxes	33
Pension benefit liability	5
Minority interests and other long-term liabilities	4

Liabilities held for sale	$262

The net results of UGS PLM Solutions are included in income from discontinued operations in the unaudited condensed consolidated statements of operations. Such results include a gain on sale of $713 million ($404 million net of tax) recognized in the second quarter of 2004 and $16 million ($20 million net of tax) recognized in the third quarter of 2004. Discontinued operations for the three and nine months ended September 30, 2003 also includes the net results of the Technology Solutions and subscription fulfillment businesses which the Company sold during 2003. Technology Solutions and subscription fulfillment were included in the Company’s Outsourcing segment. Following is a summary of income (loss) from discontinued operations before income taxes, excluding gain on sale, for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$237	$358	$743
Costs and expenses	—	210	325	660

Operating income (loss)	—	27	33	83
Other income (expense)	—	—	—	(1)

Income from discontinued operations before income taxes	$—	$27	$33	$82

NOTE 13: RESTRUCTURING AND OTHER

The following table summarizes activity in restructuring accruals for the nine months ended September 30, 2004 (in millions):

	Employee Separations	Exit Costs	Total
Balance at December 31, 2003	$170	$9	$179
2004 activity	129	—	129
Amounts utilized	(191)	(2)	(193)

Balance at September 30, 2004	$108	$7	$115

During the second quarter of 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts are designed to improve the Company’s cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company plans to complete the initiative in 2004 and estimates that approximately 5,800 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $31 million and $129 million during the three and nine months ended September 30, 2004, respectively, resulting from the involuntary termination of approximately 1,600 employees. Included in the $129 million charge is a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million.

The following table summarizes the cumulative charges incurred to date and the expected future charges remaining under the 2003 initiative. All charges resulting from the initiative relate to the Outsourcing segment (in millions):

	Employee Separations	Exit Costs	Total
Cumulative charges incurred through December 31, 2003	$248	$4	$252
Current period charges	129	—	129

Cumulative charges incurred through September 30, 2004	377	4	381
Expected future period charges	18	3	21

Total expected charges	$395	$7	$402

On September 30, 2004, the Company sold its U.S. wireless clearing business for $58 million cash and recognized a pre-tax gain on the sale of $35 million. Such gain is included in restructuring and other in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004. The net results of the U.S. wireless clearing business are not included in discontinued operations due to the Company’s level of continuing involvement as an IT service provider to the business.

On March 18, 2004, the Company sold its Automotive Retail Group (“ARG”) for $85 million cash and recognized a pre-tax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the nine months ended September 30, 2004. The net results of ARG are not included in discontinued operations due to the Company’s level of continuing involvement as an IT service provider to the business.

During the first quarter of 2003, the Company recognized a one-time severance charge totaling $48 million related to the termination of employment of its former CEO. Such charge is included in restructuring and other in the condensed consolidated statement of operations for the nine months ended September 30, 2003. The charge was comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

NOTE 14: ACQUISITIONS

On January 9, 2004, the Company acquired The Feld Group, a privately held technology management firm that specialized in reorganizing and realigning technology organizations to better meet the needs of their enterprises. The acquisition enhanced the Company’s offerings and expertise in the transformational business process outsourcing/business transformation services market and enabled the Company to finalize appointments to its executive management team. The aggregate purchase price of The Feld Group was $53 million, comprised of $50 million in cash payments and warrants with a fair value of $3 million. In addition, the Company issued contingent warrants with a fair value of $4 million in connection with the acquisition. The aggregate purchase price of The Feld Group will be adjusted if and when the contingencies associated with these warrants are resolved. The excess of the aggregate purchase price over the fair value of acquired assets and assumed liabilities of $47 million was allocated to goodwill in the Outsourcing segment. The Company also issued restricted stock awards and options to acquire EDS common stock with an aggregate fair value of $40 million to certain employee shareholders of The Feld Group who became employees of the Company. Such awards and options vest over three years and are contingent upon the continuing employment of these individuals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Third Quarter Overview

Results. Third quarter revenue of $5.0 billion decreased 1% from the prior year third quarter. Third quarter revenue decreased 4% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. We reported a loss from continuing operations of $(169) million, or $(0.33) per share. The loss from continuing operations in the third quarter included restructuring charges of $31 million and a gain of $35 million resulting from the sale of our U.S. wireless clearing business. The results for the quarter also reflected asset write-downs of $375 million and an operating loss of $106 million related to our Navy Marine Corps Intranet (“NMCI”) contract and net charges of $27 million related to our service contract with US Airways which declared bankruptcy during the quarter. The total contract value of new business signed during the third quarter was approximately $3.3 billion, up 4% from $3.2 billion in the third quarter of 2003, excluding UGS PLM Solutions.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. At September 30, 2004, we had approximately 308,000 computer seats under management that were then billable, and approximately 217,000 of these seats had been transitioned (or cutover) to the new environment. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or “legacy”, network environment continue to be billed at a price equal to 85% of the full seat price. Achievement of service levels for targeted sites is required for us to bill 100% of the seat price for seats at those sites. As of September 30, 2004, no seats had been billed at 100%.

On September 30, 2004, we reached an agreement with the DON to modify service performance levels and to revise certain contract terms related to performance and customer satisfaction incentives. We believe these modifications will provide EDS with the opportunity, effective October 1, 2004, to bill at a price equal to 100% of the full seat price for cutover seats for which the modified service performance levels are met. The agreement also allows for incremental billing to a price equal to 90% of the full seat price, on a retrospective basis between June 2004 and September 2004, for cutover seats for which service performance levels are met at sites where greater than 50% of the seats are transitioned to the new environment.

In the process of preparing and reviewing our financial statements for the third quarter of 2004, we concluded on November 13, 2004 to record a non-cash impairment charge of $375 million in the third quarter to write down NMCI contract-related long-lived assets to estimated fair value. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during the third quarter. Such events include a revision of the timeline for meeting modified performance service levels, a deceleration in customer satisfaction improvement rates, delays in signing certain contract modifications and additions, and the failure to meet seat cutover schedules during the quarter. Remaining long-lived assets associated with the contract totaled approximately $146 million at September 30, 2004. If we do not maintain or exceed current monthly seat cutover rates or service performance and customer satisfaction levels defined by the agreement signed on September 30, 2004 are not met in accordance with anticipated timelines, estimates of future contract cash flows will continue to decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to improve average seat price, obtain compensation for services provided to the client (including related to legacy applications) and other incurred costs, qualify for performance and customer satisfaction incentives under the contract, achieve productivity improvements, extend the contract term through the DON’s optional three-year extension period and other new business opportunities.

For the three and nine months ended September 30, 2004, we reported operating losses associated with the NMCI contract of $106 million and $422 million, respectively, exclusive of the aforementioned impairment charge. Free cash flow usage for the three and nine months ended September 30, 2004 was $99 million and $327 million, respectively. For the three and nine months ended September 30, 2003, we reported operating losses of $92 million and $304 million, respectively. Free cash flow usage for the three and nine months ended September 30, 2003 was $348 million and $705 million, respectively. We refer you to “Liquidity and Capital Resources” below for a definition and discussion of free cash flow. The increase in certain operating losses in 2004 compared to the comparable prior year period is due to the deferral of certain costs in 2003 associated with the construction of NMCI infrastructure. Such costs were deemed to be impaired in the fourth quarter of 2003 and charged to expense in that period. Similar costs are being charged to expense as incurred in 2004. This increase in expense is being partially offset by increased billings associated with additional seats under management.

We expect free cash flow usage from the NMCI contract to be approximately $450 million in 2004, assuming seats are cutover within expected timeframes at their planned rate and billed at 100% of the seat price within expected timeframes. This expectation also assumes the continuation of the securitization facility under which we finance the purchase of capital assets for this contract. We refer you to the discussion of the alternatives we are evaluating regarding this facility under “Off Balance Sheet Arrangements and Contractual Obligations” below.

Although we continue to have a number of opportunities to improve the performance of the NMCI contract over the longer-term as discussed above, we also face a number of significant risks, including the assumptions referred to above. Accordingly, at this time we are not furnishing guidance with respect to this contract for periods beyond 2004. Due to the significant impact this contract has had on our earnings and free cash flow, we intend to disclose our earnings and cash flow from this contract separately from our other operations for the foreseeable future.

US Airways Bankruptcy. We provide IT services to US Airways through a long-term agreement. On September 12, 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The US Airways contract represented approximately $120 million of our revenues for the nine months ended September 30, 2004. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways contract, we recorded net charges totaling $27 million during the third quarter of 2004. This amount is reflected in cost of revenues in the unaudited condensed consolidated statements of operations. At September 30, 2004, we had equipment and other assets with a net book value of approximately $23 million deployed on the US Airways services agreement. In addition, we may have outstanding receivables under this agreement at any one time of up to approximately $30 million. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired.

Other Commercial Contract. We have previously referred to a significant commercial contract under which we provided various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract had experienced delays in its development and construction phases, and milestones in the contract had been missed. Throughout the contract period, we negotiated with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, we reached an agreement with the client to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party’s outstanding claims. During the first half of 2004, we recognized charges of $128 million to write-down certain assets to appraised value. In addition, we recognized a $44 million charge during the second quarter of 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. In September 2004, we successfully completed negotiations with certain vendors and reduced certain contractual obligations due and accrued by $17 million. All of the aforementioned amounts associated with this contract are included in cost of revenues in the unaudited condensed consolidated statements of operations and are reflected in the results of the Outsourcing segment. In addition to these charges, we incurred contract operating losses of $19 million and $133 million during the three and nine month periods ended September 30, 2004, respectively, compared to operating losses of $46 million and $191 million in the respective prior year periods.

Work Force Management Plan. In October 2004, we announced additional elements of a comprehensive work force management program to ensure we have the mix of skills required to meet client needs in the new technology environment. The program includes extensive career development, retraining and re-skilling initiatives and a voluntary early retirement offer (ERO) for approximately 9,200 eligible U.S.-based employees. The early retirement offer is open to most U.S. employees who will be at least 50 years old and fully vested in EDS’ retirement plan by year-end 2004. Retirement dates will be staggered based on five pre-set quarterly stages through 2005 to ensure service quality is maintained. To cover program costs, we expect to take a pre-tax charge of approximately $150 million in the fourth quarter, assuming a 50 percent employee acceptance rate. Approximately $20 million of the charge will be in cash, payable primarily in 2005 related to the continuation of health care benefits, with the remainder related to increased pension liabilities and accelerated vesting of equity compensation. We anticipate client needs will require filling less than 50 percent of the vacated positions, generating net savings of of approximately $150 million in 2005 and net annual savings of approximately $250 million beginning in 2006 (assuming a 50 percent employee acceptance rate).

Earnings Guidance/Outlook. We expect full-year 2004 revenues of approximately $20-$21 billion, pro forma earnings of $0.20-$0.30 per share and free cash flow of $200-$300 million. This reflects pro forma earnings from our “core” (excluding NMCI) operations of $0.83-$0.87 per share offset by losses from the NMCI contract of $0.59-$0.63 per share. Our free cash flow estimate reflects $650-$750 million positive cash flow from our core operations offset by cash usage of approximately $450 million by the NMCI contract (reflecting the assumptions regarding the NMCI contract discussed above). Pro forma earnings exclude gains on divestitures, restructuring charges, discontinued operations, asset write-downs related to the NMCI contract, charges related to the termination of our “other commercial contract” and the anticipated charge related to the ERO discussed above.

Results of Operations

Revenues (restated). The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM, excluding revenues from UGS PLM Solutions which are reported as discontinued operations, for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
Revenues:
Base	$4,478	$4,460	$13,934	$13,420
GM	467	533	1,447	1,651

Total	$4,945	$4,993	$15,381	$15,071

The following table displays our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and on a comparable pro forma basis for the three and nine months ended September 30, 2002 as if the 2003 accounting changes (discussed below) had been applied to all contracts at inception, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations (“organic revenue growth”):

	Total		Base		GM
	2004	2003	2004	2003 (restated)	2004	2003
Three Months Ended September 30,
Growth in as reported revenues	(1)%	6%	—	7%	(12)%	(7)%
Impact of foreign currency changes	(3)%	(4)%	(3)%	(4)%	(2)%	(2)%

Constant currency revenue growth	(4)%	2%	(3)%	3%	(14)%	(9)%
Impact of acquisitions	—	—	—	—	—	—
Impact of divestitures	—	1%	—	1%	—	—

Organic revenue growth	(4)%	3%	(3)%	4%	(14)%	(9)%

	Total		Base		GM
	2004	2003	2004	2003	2004	2003
Nine Months Ended September 30,
Growth in as reported revenues	2%	7%	4%	9%	(12)%	(11)%
Impact of foreign currency changes	(5)%	(5)%	(6)%	(5)%	(2)%	(1)%

Constant currency revenue growth	(3)%	2%	(2)%	4%	(14)%	(12)%
Impact of acquisitions	—	—	—	—	—	—
Impact of divestitures	1%	—	1%	—	—	—

Organic revenue growth	(2)%	2%	(1)%	4%	(14)%	(12)%

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

The 3% decrease in base organic revenues in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to a $133 million (restated), or 10%, decrease in Europe, Middle East and Africa (EMEA) and a $63 million, or 8%, decrease in our U.S. Government group, partially offset by a $47 million, or 19%, increase in Asia Pacific. Base organic revenues from contracts in the Americas and in our A.T. Kearney subsidiary were flat in the third quarter of 2004 compared to the third quarter of 2003.

The 1% decrease in base organic revenues in the first nine months of 2004 compared to the first nine months of 2003 was primarily due to a $98 million, or 2%, decrease in the Americas and a $62 million, or 3%, decrease in the U.S. Government group, partially offset by a $54 million, or 7%, increase in Asia Pacific. Base organic revenues from contracts in EMEA and A.T. Kearney were flat in the first nine months of 2004 compared to the first nine months of 2003.

The decrease in base organic revenues in EMEA in the third quarter of 2004 was primarily due to the termination of our contract with the U.K. Government’s Inland Revenue department effective June 30, 2004. The decrease in base organic revenues in our U.S. Government group in 2004 was primarily due to reduced product revenues from the NMCI contract. The U.S. Government business also experienced reduced revenues in 2004 due to runoff from our state and local business, including the termination of the Medicaid contract with the State of Texas early in the first quarter. The decrease in revenues from our state and local business was offset by an increase in revenues from U.S. federal government contracts. The decrease in base organic revenues in the Americas in the first nine months of 2004 was primarily due to the impact of renegotiations of contracts with certain airline clients. The increase in base organic revenues in Asia Pacific was primarily due to contracts in Australia and New Zealand.

The decrease in contract signings in recent years has negatively impacted base organic revenues in 2004 and will continue to impact revenues in the remainder of 2004 and in 2005 as a significant portion of our revenues are generated by long-term IT services contracts that require transition periods of three to 18 months. Base organic revenues will continue to be negatively impacted through the remainder of 2004 by the renegotiated contracts and the termination of the Texas Medicaid and Inland Revenue contracts discussed above.

The decrease in organic revenues from GM was principally due to GM’s continued reduction in IT spending and year-over-year price reductions. We expect these trends to continue over the remaining term of our master service agreement (“MSA”) with GM.

Gross margin (restated). Our gross margin percentages [(revenues less cost of revenues)/revenues] were 4.0% and 8.6%, respectively, for the three months ended September 30, 2004 and 2003. Our gross margin in 2004 was adversely affected by asset write-downs and losses on the NMCI contract (1,000 basis points) and charges related to our contractual relationship with US Airways which filed for bankruptcy during the third quarter of 2004 (60 basis points). Our gross margin in 2003 was adversely affected by losses on the NMCI contract (240 basis points) and our “other commercial contract” (100 basis points). The increase in our gross margin percentage in the third quarter of 2004 compared with the third quarter of 2003 was primarily due to the improved financial performance of contracts with base clients in the communications and financial services industries. The favorable impact of these contracts on our gross margin was partially offset by the termination of the Inland Revenue contract effective June 30, 2004.

Our gross margin percentages were 6.5% and 10.2%, respectively, for the nine months ended September 30, 2004 and 2003. Our gross margin in 2004 was adversely affected by asset write-downs and operating losses on the NMCI contract (550 basis points), and by operating losses and other charges on our “other commercial contract” (190 basis points). Our gross margin in 2003 was adversely affected by operating losses on the NMCI contract (260 basis points) and our “other commercial contract” (140 basis points), and was favorably impacted by a $98 million (60 basis point) reversal of MCI receivable reserves.

Our gross margins in 2004 continue to be negatively impacted by the decrease in revenues from our GM business, renegotiations of our contracts with certain airline clients and the termination of the Medicaid contract with the State of Texas. Such factors, as well as the termination of the Inland Revenue contract, will continue to impact our gross margins through the remainder of the year. We are implementing global productivity initiatives in connection with our restructuring activities described below. We expect these efforts to somewhat offset the impact on gross margins from the factors described above. In addition, our gross margin in the first half of 2005 will be adversely impacted by the recognition of a loss on the final settlement of our pension obligations associated with the transition of our U.K. Inland Revenue workforce to that client’s new service provider. We refer you to Note 10 of our unaudited condensed consolidated financial statements for further information.

Selling, general and administrative (restated). SG&A expenses as a percentage of revenues were 8.2% and 7.8%, respectively, during the three months ended September 30, 2004 and 2003. SG&A expenses as a percentage of revenues were 8.0% and 7.9%, respectively, during the nine months ended September 30, 2004 and 2003.

Restructuring activities. During 2003, we began implementation of an initiative to reduce our costs, streamline our organizational structure and exit certain operating activities. These efforts are designed to improve our cost competitiveness and involve the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We plan to complete the initiative in 2004 and estimate a total of approximately 5,800 employees will be involuntarily terminated pursuant to the initiative, consisting of individuals employed in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, we recorded restructuring charges of $31 million and $129 million during the three and nine months ended September 30, 2004, respectively, resulting from the involuntary termination of approximately 1,600 employees. The 2003 initiative is expected to require total charges of $402 million and generate savings up to an annualized amount in excess of $350 million.

Other operating gains. We recognized a $35 million pre-tax gain in our results of operations on the sale of the U.S. wireless clearing business in September 2004. In addition, we recognized a $65 million pre-tax gain in our results of operations on the sale of Automotive Retail Group (“ARG”) in March 2004. We also recognized a $139 million pre-tax gain in our results of operations on the sale of our Credit Union Industry Group (“CUIG”) in July 2003. The net results of our U.S. wireless clearing business, ARG and CUIG are not included in discontinued operations in the unaudited condensed consolidated statements of operations due to our level of continuing involvement as an IT service provider to the businesses.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Other income (expense):
Interest expense	$(64)	$(86)	$(257)	$(215)
Interest income and other	21	29	28	28

Total	$(43)	$(57)	$(229)	$(187)

The decrease in interest expense for the three months ended September 30, 2004 was primarily due to the extinguishment of debt resulting from our debt exchange offer completed in June 2004. See Note 7 in our unaudited condensed consolidated financial statements for a further discussion of the exchange. Interest expense for the nine months ended September 30, 2004 includes $36 million in expenses resulting from the exchange. See “Financial Position” and “Liquidity and Capital Resources” for a further discussion of our outstanding debt balance.

Income taxes. Our effective tax rates on loss from continuing operations were (31)% and (17)%, respectively, for the three months ended September 30, 2004 and 2003. Our effective tax rates on income (loss) from continuing operations were (29)% and 70%, respectively, for the nine months ended September 30, 2004 and 2003. The 2003 and 2004 rates of tax were significantly impacted by (i) the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions, (ii) valuation allowances for prior years’ losses incurred in certain foreign tax jurisdictions and (iii) non-deductible goodwill attributed to the U.S. wireless clearing business that was sold in September 2004 and the Credit Union Industry Group business that was sold in July 2003. Excluding these items, our effective tax rates would have been 37% for the three and nine months ended September 30, 2004. Our effective tax rate for the first nine months of 2004 reflects the expiration of research and development tax credit provisions of the U.S. tax code effective June 30, 2004. For purposes of estimating earnings for all of 2004, we had assumed such provisions would be reinstated by December 31, 2004 with a retroactive application. Such provisions, including retroactive application, were signed into law in October 2004. Therefore, our effective tax rate for the fourth quarter of 2004 and the full fiscal year will be adjusted accordingly.

Discontinued operations. Income from discontinued operations, net of income taxes, was $16 million and $19 million, respectively, during the three months ended September 30, 2004 and 2003, and $444 million and $58 million, respectively, during the nine months ended September 30, 2004 and 2003. Income from discontinued operations for the nine months ended September 30, 2004 includes the net results of UGS PLM Solutions, including a gain on sale of $729 million ($424 million net of tax), which was sold during the second quarter of 2004. Income from discontinued operations for 2003 includes the net results of UGS PLM Solutions, the Technology Solutions business sold during the fourth quarter of 2003 and the subscription fulfillment business sold during the second quarter of 2003.

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

In addition to the adoption of accounting changes associated with EITF 00-21, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million.

Segment information. We refer you to Note 9 in the notes to our unaudited condensed consolidated financial statements for a summary of certain financial information related to our Outsourcing and A.T. Kearney reportable segments for the three and nine months ended September 30, 2004 and 2003.

Financial Position

At September 30, 2004, we held cash and marketable securities of $4.5 billion, had working capital of $3.1 billion, and had a current ratio of 1.53-to-1. This compares to cash and marketable securities of $2.3 billion, working capital of $634 million, and a current ratio of 1.08-to-1 at December 31, 2003. The increase in cash and marketable securities in 2004 resulted primarily from the sale of our UGS PLM Solutions subsidiary which generated gross proceeds of approximately $2 billion. The improvement in our current ratio was primarily due to the sale of UGS PLM Solutions and the exchange of cash and common stock for certain outstanding debt securities. See Notes 12 and 7 of our unaudited condensed consolidated financial statements for further discussion of the sale of UGS PLM Solutions and the debt exchange. Approximately 8% of our cash and cash equivalents and marketable securities at September 30, 2004 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 54 days at September 30, 2004 compared with 50 days at December 31, 2003. Days sales outstanding were 58 days at September 30, 2004 compared with 55 days at December 31, 2003 after including other assets related to certain collections for the NMCI contract and work in process related to our A.T. Kearney subsidiary. Days payable outstanding were 22 days at September 30, 2004 compared with 20 days at December 31, 2003.

Total debt was $4.4 billion at September 30, 2004 and $5.8 billion at December 31, 2003. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 36% at September 30, 2004 compared to 49% at December 31, 2003. The decrease in total debt and our debt-to-capital ratio in 2004 was primarily due to the exchange of cash and common stock for certain outstanding debt securities. See Note 7 of our unaudited condensed consolidated financial statements for further discussion of the debt exchange.

Off-Balance Sheet Arrangements and Contractual Obligations

We finance the purchase of capital assets for the NMCI contract through a securitization facility under which we sell certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. At September 30, 2004, the Trust had external borrowings of $565 million and our beneficial interest was $175 million. No assets were purchased under the securitization facility during the three months ended September 30, 2004. The aggregate dollar values of assets purchased under the securitization facility during the three months ended September 30, 2003 were $75 million. The facility used for such borrowings provides for $900 million of availability, is subject to annual renewal in October of each year, with a repayment period of up to 36 months for outstanding borrowings in the event of non-renewal, and terminates in April 2007. Non-renewal of the facility does not trigger recourse to us, but would preclude additional financial asset purchases by the Trust. We have no effective control over the activities of the Trust, and it is legally isolated from us. In October 2004, we renewed this facility through November 30, 2004. We are currently evaluating our alternatives for the financing of capital assets for the NMCI contract, including the extension of the renewal period of this facility through October 2005 or not renewing the facility. If we do not renew the facility, we may seek to reach agreement with the Trust’s lenders to prepay the Trust’s outstanding borrowings under the facility. If we do not renew the facility and do not reach such an agreement with the lenders, the outstanding borrowings would be repaid out of the NMCI contract billings over the normal amortization period through April 2007. Our decision to evaluate alternatives regarding this facility is not related to the impairment of assets related to the NMCI contract during the third quarter and we remain in compliance with the financial covenants under this facility.

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

At September 30, 2004, the estimated future asset purchases to be financed under existing arrangements were $44 million. The aggregate dollar values of assets purchased under our CSFT arrangements were $23 million and $19 million, respectively, during the three months ended September 30, 2004 and 2003. As of September 30, 2004, there were outstanding an aggregate of $473 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $1.2 billion. We believe we have sufficient cash resources and alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securitization
Total estimated draws under financings arranged, net of expirations	$2,856	$1,869	$987
Estimated amounts not yet drawn	44	44	—

Total amounts drawn	2,812	1,825	987
Amounts repaid	1,774	1,352	422

Total outstanding at September 30, 2004	$1,038	$473	$565

The following table summarizes CSFT and securitization financing activities for the nine months ended September 30, 2004 (in millions):

	Total	CSFT	Securitization
Total outstanding at December 31, 2003	$1,329	$601	$728
Total amounts drawn	110	59	51
Amounts repaid	401	187	214

Total outstanding at September 30, 2004	$1,038	$473	$565

Contractual obligations. The following table summarizes payments made during the first nine months of 2004 and payments due in the remaining three months of 2004 and in specified periods thereafter related to our contractual obligations (in millions):

	Total	Payments Made/Due by Period
		2004	2005-2006	2007-2008	After 2008
Long-term debt, including current portion and interest(1) (2)	$6,811	$1,170	$1,283	$312	$4,046
Forward stock sale commitment(2)	(1,610)	(1,610)	—	—	—
Operating lease obligations	2,032	384	724	375	549
Purchase obligations(3)	3,747	889	878	836	1,144

Total(4)	$10,980	$833	$2,885	$1,523	$5,739

(1)	Amounts represent the actual/expected cash payments (principal and interest) related to our long-term debt and non-cash payments related to our Income PRIDES discussed in Note 2 below. Amounts do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest). Amount due in 2004 includes $39 million principal amount of zero-coupon convertible senior notes due October 10, 2021 but redeemable in whole or in part at the option of the holders or EDS in 2004 and periodically thereafter.
(2)	These contracts relate to the issuance of Income PRIDES in June 2001. Each Income PRIDE includes a purchase contract pursuant to which holders agree to purchase shares of EDS common stock. On May 12, 2004, we completed an offer to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted unit. See Note 7 of the accompanying unaudited condensed consolidated financial statements.
(3)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our obligation to repurchase minority interests in joint ventures.
(4)	Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans.

Liquidity and Capital Resources

The following table summarizes our cash flows for the nine months ended September 30, 2004 and 2003 (in millions):

	2004	2003
Cash flows:
Net cash provided by operating activities	$1,035	$866
Net cash used in investing activities	(111)	(912)
Net cash provided by (used in) financing activities	(83)	1,027
Free cash flow	188	(157)

Operating activities. The increase in net cash provided by operating activities in 2004 compared to 2003 was due to a $290 million decrease in earnings, adjusted to exclude non-cash operating items, offset by a $459 million change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a reduction in tax payments and a decrease in construct costs related to our active construct contracts, offset by restructuring payments, a decrease in accounts receivable collections and a one-time pension payment of $119 million associated with the termination of the Inland Revenue contract.

Investing activities. The decrease in net cash used in investing activities in 2004 was primarily due to proceeds from the divestitures of our U.S. wireless clearing business, UGS PLM Solutions and ARG, and a reduction in purchases of equipment and software. Divestiture proceeds were somewhat offset by net purchases of marketable securities. Proceeds from and payments for investments and other assets decreased in 2004 due primarily to lower securitization proceeds and equipment purchases associated with the NMCI contract.

Financing activities. The increase in net cash used in financing activities was primarily due to the decrease in proceeds from long-term debt related to the issuance of unsecured senior notes and convertible senior notes in the second quarter of 2003, and an increase in proceeds from the issuance of common stock related to our debt exchange in the third quarter of 2004.

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

Free cash flow for the nine months ended September 30, 2004 reflects net cash provided by operating activities of $1,035 million, less capital expenditures of $946 million. Free cash flow for the nine months ended September 30, 2003 reflects net cash provided by operating activities of $866 million less capital expenditures of $1,023 million. Capital expenditures for the nine months ended September 30, 2004 are comprised of gross capital requirements of $1,185 million offset by proceeds from CSFTs, securitization and leasing arrangements of $239 million. Free cash flow usage of $327 million for the NMCI contract for the nine months ended September 30, 2004 reflects net cash used in operating activities of $113 million less capital expenditures of $214 million. Gross capital requirements related to the NMCI contract were $253 million during the nine months ended September 30, 2004 offset by proceeds from the NMCI securitization and leasing arrangements of $39 million. We refer you to the discussion under “Off Balance Sheet Arrangements and Contractual Obligations” above of alternatives we are evaluating for the NMCI securitization facility, including seeking to reach agreement with the Trust’s lenders to prepay the Trust’s outstanding borrowings thereunder.

Credit Facilities. In September 2004, we entered into a $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement with a bank group including Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent. The new facility replaces our five year $550 million revolving credit facility, which expired in September, 2004. The new facility may be used for general corporate borrowing purposes and the issuance of letters of credit. We anticipate utilizing the new facility principally for the issuance of letters of credit, including the replacement of certain currently outstanding letters of credit issued by a variety of lending institutions.

The aggregate availability under the new facility, together with our $450 million Three-Year Multi-Currency Revolving Credit Agreement entered into in September 2003, is $1.0 billion. There were no amounts outstanding under either of these facilities at September 30, 2004, although we anticipate the issuance of new and replacement letters of credit under the new facility in the near future, the amount of which would utilize availability under that facility. The new facility includes financial and other covenants discussed further below. Our secured accounts receivable facility, the availability under which is based on the amount of eligible U.S. trade receivables up to a maximum of $400 million, remains in place.

Covenants. Our unsecured credit, secured A/R and NMCI securitization facilities contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants of our unsecured credit facilities were modified in September 2004 with the renewal of our $550 million credit facility discussed above, and include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio requirement limits our leverage ratio to not exceed 2.75-to-1 through June 2004, 2.50-to-1 from July 2004 through June 2005, 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charges ratio of no less than 1.10-to-1 through June 2005, 1.15-to-1 from July 2005 through December 2005, and 1.25-to-1 thereafter. We were in compliance with all covenants at September 30, 2004.

The following table presents the financial covenant requirements under our unsecured credit, secured A/R and NMCI securitization facilities and the calculated amount or ratios at September 30, 2004 (dollars in millions):

	NMCI Securitization Facility		Secured A/R and Unsecured Credit Facilities
	Covenant	Actual	Covenant	Actual
Minimum net worth	$6,280	$7,278	$6,223	$7,278
Leverage ratio	2.25	2.14	2.50	2.27
Fixed charge coverage ratio	1.25	2.13	1.10	1.95

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody’s Investor Services, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings at November 4, 2004:

	Moody’s	S&P	Fitch
Senior long-term debt	Ba1	BBB–	BBB–
Outlook	Negative	Negative	Stable

On November 4, 2004, Fitch placed our BBB– senior long-term debt on Rating Watch Negative following our announcement that we had postponed the release of our third quarter 2004 earnings. On July 15, 2004, Moody’s lowered our long-term credit rating to Ba1 from Baa3 with a negative outlook. Also on that date, S&P placed our BBB– long-term credit rating on CreditWatch with negative implications. As a result of our Moody’s debt rating, the interest rate payable on $1.1 billion of our senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in our credit rating will not affect this rate. However, in the event our credit rating is subsequently increased to Baa3 or above by Moody’s and our S&P credit rating remains at or above BBB–, this rate will return to 6.0%.

These credit rating agencies could take further adverse actions with respect to our ratings. Further negative changes in our credit ratings could increase our cost of capital. At September 30, 2004 we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

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

Our engagements with clients may not be profitable. The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client’s expectations in any type of contract may result in an unprofitable engagement.

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $840 million at September 30, 2004, including approximately $630 million associated with the NMCI contract. Some of these contracts, including the NMCI contract discussed above, have experienced delays in their development and construction phases, and certain milestones have been missed. During the third quarter of 2004, we recorded a non-cash impairment charge of $375 million to write down NMCI contract-related fixed asset and prepaid software license balances to estimated fair value. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during the third quarter. Such events include the a revision of the timeline for meeting modified performance service levels, a deceleration in customer satisfaction improvement rates, delays in signing certain contract modifications and additions, and the failure to meet seat cutover schedules. Remaining long-lived assets associated with the contract totaled $146 million at September 30, 2004. We refer you to the discussion of the NMCI contract under “Third Quarter Overview” above for further information regarding our risks under that contract.

Impact of Rating Agency downgrades. On November 4, 2004, Fitch placed our BBB– senior long-term debt on Rating Watch Negative following our announcement that we had postponed the release of our third quarter 2004 earnings. On July 15, 2004, Moody’s lowered our long-term credit rating to Ba1, with a negative outlook, from Baa3. Also on that date, S&P placed our senior unsecured debt rating of BBB– on CreditWatch with negative implications. These credit rating agencies could take further adverse actions with respect to our ratings, which could have an adverse effect on the market price of our securities. Moody’s downgrade of our long-term credit rating to below “investment grade” or any further negative change in our credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

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

Our outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of “mega-deals.” A number of these outsourcing agreements have terms that expire in coming years, including our master service agreement with GM (the “MSA”) which expires in 2006. Our revenues from GM were approximately $2.3 billion, $2.6 billion, $3.1 billion and $3.4 billion for 2003, 2002, 2001 and 2000, respectively. Operating margins from our GM business are expected to decline slightly from current levels as GM continues to limit its IT spending. Furthermore, the loss of GM as an ongoing major customer would have a material adverse effect on our revenue and earnings. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with this agreement, including property, equipment and software. In addition, the extension of this agreement, in whole or in part, on terms less favorable to us than current terms would also adversely affect our revenue and earnings.

An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. We refer you to “Pending Litigation and Proceedings” under Note 11 of our unaudited condensed consolidated financial statements above for a description of this investigation. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We and certain of our former directors and officers are defendants in numerous purported shareholder class action suits. We refer you to “Pending Litigation and Proceedings” under Note 11 of our unaudited condensed consolidated financial statements above for a description of these actions. As all these matters are in an early stage, we are not able to determine the actual impact on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

Breakdown in our internal controls and procedures could have a material adverse effect on us. Breakdowns in our internal controls and procedures could have a material adverse effect on us. During the third quarter of 2003, we adopted EITF 00-21 on a cumulative basis as of January 1, 2003. Prior to the adoption of EITF 00-21, the NMCI contract was accounted for on a percentage-of-completion basis. Following the first quarter of 2003, we reported the existence of deficiencies in the operational effectiveness of controls over the process for estimating revenues and costs over the remaining term of the NMCI contract. Our independent auditors had reviewed such deficiencies and advised our audit committee that, due to the size of the NMCI contract, they collectively constitute a significant deficiency that rises to the level of a reportable condition. This deficiency was subsequently remediated by management in 2003. In April 2004, our management learned of errors in the contract’s percentage-of-completion accounting models with respect to the last two quarters of 2002. These errors had not previously been reported to management. As a result, management further reviewed and reformed the model to correct errors and to evaluate the effect of the revised model on our results of operations for the last two quarters of 2002. Management has concluded that our reported results for those periods are not affected because the revised models for such periods continued to show an excess of estimated revenues over costs, and the contract was then being accounted for on a zero-profit basis. This conclusion has been reviewed by our audit committee and independent auditors. In April 2004 management became aware that our purchasing process on the contract does not enable efficient vendor management and payable processing. This inefficient process resulted in the usage of capital of approximately $50 million in excess of previously expected amounts in the first quarter. In addition, in connection with the review by our independent auditors of our third quarter 2004 results and the on-going procedures related to their audit of internal controls over financial reporting as of December 31, 2004, our independent auditors identified material weaknesses in our internal controls related to the NMCI contract and revenue recognition. We refer you to “Item 4. Controls and Procedures” below for a further discussion of these significant deficiencies. Other instances of breakdowns in our internal controls and procedures could occur or be identified in the future. Any such breakdowns may have a material adverse effect on us and the market price of our securities and could also impact our ability to timely recognize any asset impairments.

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

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are the leading IT outsourcing provider to the airline industry, which sector has been experiencing significant financial difficulty. In 2003, we amended agreements with certain of those clients, which has resulted in a decrease in revenues and earnings from these clients. Our largest IT agreement in the airline industry is with American Airlines. We had $39 million in receivables and $94 million in other operating assets associated with that contract at September 30, 2004. We also provide IT services to US Airways through a long-term agreement. On September 12, 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways contract, we recorded net charges totaling $27 million during the third quarter of 2004. At September 30, 2004, we had other assets with a net book value of approximately $23 million deployed on the US Airways services agreement. We may have outstanding receivables under this agreement at any one time of up to approximately $30 million. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired. In addition, our exposure to investments in aircraft leases, which include leases with American, Delta and Continental Airlines, was $145 million at September 30, 2004.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, cash flows, the total contract value of new business signings, estimated savings from our restructuring efforts and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, earnings and cash flow, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the value of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined under “Factors That May Affect Future Results” above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government’s ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit, to arrange new client supported financing transactions or similar facilities and continue to access existing facilities; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our strategic reorganization and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; our ability to attract and retain highly skilled personnel; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business; the degree to which third parties continue to outsource IT and business processes; and fluctuations in foreign currencies, exchange rates and interest rates.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the review by our independent auditors, KPMG LLP, of our third quarter 2004 interim financial statements, and the on-going procedures related to their audit of internal controls over financial reporting as of December 31, 2004, KPMG has notified our management and the Audit Committee of the Board of Directors that KPMG had identified significant deficiencies that it considered material weaknesses in the company’s internal controls. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

KPMG noted two control deficiencies that it considered to be material weaknesses. The first of these was noted in connection with KPMG’s procedures on management’s analysis related to the recoverability of long-lived assets related to our NMCI contract. During the third quarter of 2004, we recorded a non-cash impairment charge of $375 million to write down NMCI contract-related fixed asset and prepaid software license balances to estimated fair value. KPMG reported its belief that there is a material weakness in our controls surrounding the supervisory review of the impairment analysis, particularly with respect to a systematic, objective and critical validation of assumptions used to prepare the impairment analysis. We have undertaken to correct this weakness by establishing enhanced supervisory controls to periodically review and validate the assumptions.

The second material weakness note by KPMG was a control deficiency with respect to the supervisory review of recognition of previously deferred contract revenues. There were several instances in which previously deferred contract revenue was recognized in a particular quarter when the relevant contract settlement document was signed after the end of that quarter (within a short time period after the end of the quarter and when we believed that we had met SAB No. 104 standards for recognition within the prior quarter). We have corrected this deficiency by amending our policy to provide that the actual execution of contract settlement documents shall be a prerequisite for recognition of deferred revenues previously deferred due to contract disputes.

Within 90 days prior to the date of this report, EDS carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.

Based upon their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that due to the material weaknesses noted above our disclosure controls and procedures were not effective to ensure that material information relating to EDS and its consolidated subsidiaries is gathered on a timely basis to be included in our periodic reports.

Except for the remediation actions noted above there have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of our evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under the heading “Pending Litigation and Proceedings” in Note 11 of the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	EDS did not purchase any Common Stock during the three months ended September 30, 2004 and did not have any authorized share repurchase program in effect during that period.

ITEM 6. EXHIBITS

10.1	Three-and-One-Half Year Multi Currency Revolving Credit Agreement dated September 29, 2004, among EDS, EDS Information Services L.L.C., a Delaware limited liability company (“EIS”), and the other EDS Subsidiaries that become parties thereto, and the Lenders listed on the signature pages thereto, including Bank of America, N.A., as Syndication Agent, and Citibank, N.A., as Administrative Agent.

10.2	Amendment and Restatement Agreement dated September 29, 2004, among EDS, EIS, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent under the Three-Year Multi–Currency Revolving Credit Agreement dated September 29, 2003, among EDS, EIS and certain other EDS subsidiaries, and the financial institutions party thereto, including Bank of America, N.A., and Citicorp North America, Inc. as joint syndication agents and Citicorp North America, Inc., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: November 15, 2004	By:	/S/ ROBERT H. SWAN
Robert H. Swan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 15, 2004	By:	/S/ SCOT H. MCDONALD
Scot H. McDonald Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)