Form 10-Q/A
period 2004-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2004-11-23
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1 to

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

Explanatory Note

This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which was previously filed with the Securities and Exchange Commission (“SEC”) on November 15, 2004.

Amendment to Item 1. We are amending the discussion under the heading “Audit Committee Investigation and Restatement of Financial Statements for the Quarterly Periods in 2003” in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1: Financial Statements” (i) to replace the words “March 2004” with the words “March 2003” in the last sentence of the first paragraph under such heading and (ii) to insert the following disclosure at the end of the third paragraph under such heading and immediately preceding the restated 2003 quarterly results of operations:

The following results of operations supersede the unaudited results of operations for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, and for the nine months ended September 30, 2003, contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003, and the results of operations for the quarterly periods in 2003 reported in Note 21:Quarterly Financial Data filed as Exhibit 99.1 to our March 12, 2004 Current Report on Form 8-K (which Note 21 had restated the corresponding Note in our Annual Report on Form 10-K for the year ended December 31, 2003 to reflect income from UGS PLM Solutions as discontinued operations, and accordingly is also superseded). Accordingly, the unaudited results of operations and related information contained in such reports for the restated periods should no longer be relied upon.

Amendment to Item 2. We are amending “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” to make the following two corrections: (i) we are correcting the discussion under “Third Quarter Overview – Earnings Guidance and Outlook” to increase our full year earnings per share guidance to reflect lower fourth quarter depreciation expense from our Navy Marine Corps Intranet contract as a result of the third quarter asset impairment related to that contract; and (ii) we are correcting the discussion under the heading “Results of Operations – Income Taxes” to delete the parentheses surrounding the income tax rates for 2004 discussed in that section.

As required under SEC rules, this Amendment sets forth the complete text of “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as amended. Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date the Form 10-Q was originally filed.

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

In the process of preparing and reviewing our financial statements for the third quarter of 2004, we concluded on November 13 to record a non-cash impairment charge of $375 million in the third quarter to write down NMCI contract-related long-lived assets to estimated fair value. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during the third quarter. Such events include a revision of the timeline for meeting modified performance service levels, a deceleration in customer satisfaction improvement rates, delays in signing certain contract modifications and additions, and the failure to meet seat cutover schedules during the quarter. Remaining long-lived assets associated with the contract totaled approximately $146 million at September 30, 2004. If we do not maintain or exceed current monthly seat cutover rates or service performance and customer satisfaction levels defined by the agreement signed on September 30, 2004 are not met in accordance with anticipated timelines, estimates of future contract cash flows will continue to decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to improve average seat price, obtain compensation for services provided to the client (including related to legacy applications) and other incurred costs, qualify for performance and customer satisfaction incentives under the contract, achieve productivity improvements, extend the contract term through the DON’s optional three-year extension period and other new business opportunities.

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

Earnings Guidance/Outlook. We expect full-year 2004 revenues of approximately $20-$21 billion and free cash flow of $200-$300 million. We expect pro forma earnings of $0.23-$0.31 per share, reflecting lower fourth quarter depreciation expense from the NMCI contract as a result of the impairment charge discussed above. This is comprised of pro forma earnings from our “core” (excluding NMCI) operations of $0.83-$0.87 per share offset by losses from the NMCI contract of $0.56-$0.60 per share. Our free cash flow estimate reflects $650-$750 million positive cash flow from our core operations offset by cash usage of approximately $450 million by the NMCI contract (reflecting the assumptions regarding the NMCI contract discussed above). Pro forma earnings exclude gains on divestitures, restructuring charges, discontinued operations, asset write-downs related to the NMCI contract, charges related to the termination of our “other commercial contract” and the anticipated charge related to the ERO discussed above.

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

Income taxes. Our effective tax rates on loss from continuing operations were 31% and (17)%, respectively, for the three months ended September 30, 2004 and 2003. Our effective tax rates on income (loss) from continuing operations were 29% and 70%, respectively, for the nine months ended September 30, 2004 and 2003. The 2003 and 2004 rates of tax were significantly impacted by (i) the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions, (ii) valuation allowances for prior years’ losses incurred in certain foreign tax jurisdictions and (iii) non-deductible goodwill attributed to the U.S. wireless clearing business that was sold in September 2004 and the Credit Union Industry Group business that was sold in July 2003. Excluding these items, our effective tax rates would have been 37% for the three and nine months ended September 30, 2004. Our effective tax rate for the first nine months of 2004 reflects the expiration of research and development tax credit provisions of the U.S. tax code effective June 30, 2004. For purposes of estimating earnings for all of 2004, we had assumed such provisions would be reinstated by December 31, 2004 with a retroactive application. Such provisions, including retroactive application, were signed into law in October 2004. Therefore, our effective tax rate for the fourth quarter of 2004 and the full fiscal year will be adjusted accordingly.

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

The following table presents the financial covenant requirements under our unsecured credit, secured A/R and NMCI securitization facilities and the calculated amount or ratios at September 30, 2004 (dollars in millions):

	NMCI		Secured A/R and Unsecured
	Securitization Facility		Credit Facilities
	Covenant	Actual	Covenant	Actual
Minimum net worth	$6,280	$7,278	$6,223	$7,278
Leverage ratio	2.25	2.14	2.50	2.27
Fixed charge coverage ratio	1.25	2.13	1.10	1.95

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

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: November 23, 2004	By:	/S/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 23, 2004	By:	/S/ SCOT H. MCDONALD
Scot H. McDonald
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)