Form 10-K
period 2004-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2005-03-24
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2548221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Legacy Drive, Plano, Texas 75024-3199

(Address of principal executive offices, including ZIP code)

Registrant’s telephone number, including area code: (972) 604-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York, London
7.125% Notes due 2009	Luxembourg
7.45% Notes due 2029	Luxembourg
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $9,900,000,000.

There were 513,769,957 shares of the registrant’s common stock outstanding as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2005 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Overview

Electronic Data Systems Corporation, or EDS, is a leading global technology services company that delivers business solutions. EDS founded the information technology outsourcing industry more than 40 years ago. Today, we deliver a broad portfolio of information technology and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world. A.T. Kearney, a high-value management consultancy, operates as a separate subsidiary of EDS.

As of December 31, 2004, we employed approximately 117,000 persons in the United States and approximately 60 countries around the world. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604–6000.

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

We make available free of charge on our Web site at www.eds.com/investor our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, or SEC. We also make available on our Web site other reports filed with, or furnished to, the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained on our Web site to be part of this Form 10-K.

EDS Services

Infrastructure Services. EDS Infrastructure Services delivers hosting, workplace (desktop), storage, security and privacy, and communications services that enable clients to drive down their total cost of ownership and increase the productivity of their information technology (“IT”) environment across the globe. Infrastructure Services include:

•	Hosting Services. EDS Hosting Services address the business and technology needs of our clients in the area of managed hosting services. These services establish the client’s infrastructure using a set of highly granular, standard components that can be provisioned quickly and easily, serving as the base to build an integrated business support model from business processes down to application and infrastructure. EDS Hosting Services is composed of 3 principal offerings:

•	Managed Server. This service suite combines midrange hosting, application hosting and Web hosting into packaging that spans the data center. Managed Server Hosting offers multiple levels of packaging allowing a client to utilize its current technology within an EDS data center to advance the fundamentals of traditional IT by providing leveraged, high-value services such as standardization, increased automation and virtualization in a utility model.

•	Managed Mainframe. These entry level services include migration to a leveraged EDS Service Management center with processing environments for dedicated or shared logical partitions. Higher value services include the z/OS platform which provides the client standardization and increased automation in a utility model.

•	Infrastructure Transformation. These transformational state packages rationalize and consolidate IT infrastructure and the applications environment for maximum use through server consolidation, mainframe consolidation and migration services.

•	EDS Workplace Services. EDS Workplace Services delivers expert management and support of the end user’s work environment from the software applications that support the client’s business practices to the supporting network communications infrastructure. Workplace services include:

•	Workplace Management Services. Offers comprehensive management of a client’s total desktop environment. We support PCs, laptops and hand-held computing devices, as well as associated support services such as helpdesks, asset management of hardware and software, and administration of the servers and networks that tie it all together.

•	Workplace Migration Services. Provides an end-to-end solution for automating the deployment/version upgrades of desktop and server operating systems, including the associated packaging required to migrate a client’s enterprise applications, to computers across an organization quickly and reliably.

•	Workplace Messaging and Collaboration Services. Messaging solutions provide mailbox service as a base service to users through a hosted, locally or remotely managed messaging system. This service includes Antivirus and Security, and also includes migrating to more current releases and/or consolidating e-mail systems. Collaboration Services secure Instant Messaging and virtual team workspace to enable an organization to improve collaboration.

•	Workplace Support Services. Provides the single point of contact for resolving IT issues in the desktop environment. Help desk services may be accessed by various channels including telephone, the Web, e-mail and facsimile.

•	Managed Storage Services and Mobile Information Protection. EDS Managed Storage Services delivers agility and reliable data storage from the desktop to the data center. Our array of storage strategy, design, SAN/NAS (Storage Area Networks and Network Attached Storage) architecture, implementation and management services is designed and delivered to enhance security and business continuity. EDS Mobile Information Protection is a managed service that backs up data on desktop and remote/mobile computing devices and restores lost or damaged information without the assistance of a helpdesk or internal support.

•	Security and Privacy. We offer defined security, privacy and business continuity features embedded at the onset in every EDS offering. These features are the people, tools, processes and controls used by EDS across all portfolio offerings to meet clients’ expectations and industry-specific standards and regulations for security, privacy, business continuity management and risk management.

•	Communications Services. EDS Communications Services delivers comprehensive, secure, flexible network services on a global basis ranging from network support to management of an entire client network. EDS designs, builds, deploys and manages a single seamless network that integrates voice, video and data; improves the effectiveness of data exchange in the supply chain; and delivers secure connectivity and smooth operations over a wired or wireless platform.

Applications Services. EDS Applications Services helps organizations plan, develop, integrate and manage custom applications, packaged software and industry-specific solutions. We offer applications development and management services on an outsourced or project basis. Services range from outsourcing of all applications development and systems integration to the management and implementation of EDS-owned or third-party industry applications. Benefits to clients for these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes. Our Applications Services include the following:

•	Applications Development. We create new applications, providing full lifecycle support through delivery. We define the application requirements, analyze application characteristics, implement to a production environment and monitor performance for a warranted time. Services include custom application development, application testing, mobile applications, workforce enhancement, business exchange services, business intelligence solutions, enterprise application integration, portals, dashboards and Web services.

•	Application Management. We offer outsourcing support for specific applications or entire applications portfolios, both custom and packaged, including services for enterprise applications and support for SAP®, Siebel®, Oracle® and PeopleSoft®. We assess the specified applications, plan the transition and provide ongoing management to improve client productivity and operating efficiency. We also provide applications rationalization, content management integration and legacy application migration services.

•	Enterprise Application Services. We engineer and integrate technology-enabled business solutions to optimize clients’ processes and help them achieve rapid business results. Our services include transformation in the areas of enterprise resource management, human resources, finance and accounting, procurement and supply chain.

•	Industry-Specific Application Solutions. These solutions are designed to support industry-specific needs. Our industry solutions span eight vertical industry segments: communications, energy, financial, government, healthcare, manufacturing, retail and transportation.

Applications Services offerings and capabilities are available via the EDS Global Delivery Model, including the EDS Best ShoreSM delivery approach which offers clients the ability to develop and manage applications in one or more of our solution centres strategically located in cost-effective countries. The delivery of our services offers a lifecycle approach to on-shore, near-shore and offshore applications development and management with globally integrated, consistent work processes and tools and project-sharing at multiple facilities for 24 hours a day, seven days a week development.

Business Process Outsourcing Services. Business Process Outsourcing, or BPO, continues to be one of the fastest growing market segments in the IT services industry and an important element of our strategy to enlarge our business services footprint and grow our revenue base. BPO services help clients to achieve economies of scale by leveraging a shared-services operating model allowing clients to reduce operational risk and control costs.

Enterprise Shared Services, or ESS, are sold across multiple industries and include Human Resources (HR), Finance and Accounting, and Supply Management Services. For each of these services, EDS manages all components from technology, administration and customer service to business intelligence and third-party relationships. Our integrated solutions combine best-practice processes, leading technologies and experienced professionals along with skilled domain partnerships.

EDS BPO Services also delivers industry-specific offerings. One example is our suite of Government BPO Services. For forty years EDS has provided Medicare and Medicaid claims processing to the U.S. federal and state governments helping to lower program costs while increasing efficiency and performance. EDS’ offerings to governments also include: fiscal agent services; decision support services; fraud, waste and abuse protection services; integrated pharmacy services; Health Insurance Portability and Accountability Act (HIPAA) compliance services; immunization registry and tracking services; and case management services. We also offer Internet-based enrollment and eligibility inquiry capabilities.

Other industries supported by our industry-specific BPO offerings include Financial Services, Manufacturing, Healthcare, Transportation, Communications, Energy and Consumer/Retail.

Many BPO services are supported by our reusable, multi-client utility platform. This platform is comprised of many of the legacy transaction-based components of the BPO portfolio, including: customer relationship management (“CRM”) and call center services; administrative services such as credit services and insurance services; and transaction services, which include payment and settlement, card processing and billing and clearing transactions and content management services.

ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin, commenced operations on March 1, 2005. ExcellerateHRO combines Towers Perrin’s Administration Solutions business, which provides pension and health and welfare administration services, with our existing payroll and related HR outsourcing business. Through this new company, we can offer a comprehensive set of HR outsourcing solutions on a global basis across the core areas of benefits administration, compensation administration, payroll, recruitment and staffing, relocation, work force administration and work force development.

EDS Agile Enterprise

A key component of our multi-year plan is the development of the EDS Agile Enterprise technology platform, a network-based utility architecture intended to create a more flexible, open and cost effective technology foundation for the delivery of a significant portion of our IT outsourcing and BPO services. As part of this strategy, we have established alliance relationships with a number of leading technology companies to develop the Agile Enterprise technology platform. We refer to this “federation” of technology companies as the EDS Agility Alliance. EDS Agility Alliance members currently include Cisco Systems, Dell, EMC, Microsoft, Oracle, SAP, Siebel Systems, Sun Microsystems and Xerox.

See “Factors That May Affect Future Results” in “Management’s Discussion of Financial Condition and Results of Operations” below for a discussion of certain risks relating to our multi-year plan.

A.T. Kearney

A.T. Kearney, a leading global management consultancy, became a subsidiary of EDS in 1995. Through its core management consulting business, A.T. Kearney addresses CEO agenda issues by developing and helping to implement innovative strategies that bring results. The firm also provides clients with supply management, maintenance, repair and operations (“MRO”) management and executive search services.

A.T. Kearney serves clients through market teams focused on major industries, including: automotive; communications; consumer products and retail; energy; financial institutions; government; high tech; pharmaceuticals/healthcare; and utilities. A.T. Kearney management consulting services are provided through collaboration between industry-oriented market teams and competence teams focused on delivering thought leadership and service excellence in seven broad topic areas:

•	Supplier-Driven Value Creation, including strategic sourcing, supplier relationship management and “total cost of ownership” concepts;

•	Supply Chain Management, including logistics and manufacturing operations strategies and improvements — the “making and moving” of goods;

•	Innovation and Complexity Management, including product de-proliferation, “design to cost” and new product development;

•	Growth Strategies, including corporate strategy, organic growth, pricing and portfolio strategy;

•	Merger Strategies, including pre-merger due diligence and post-merger integration;

•	IT Strategy, including corporate technology strategy and functional technology leverage; and

•	Transformation, including business process outsourcing, offshoring, re-engineering and shared services concepts.

A.T. Kearney Supply Management Services leverages A.T. Kearney’s expertise in procurement and strategic sourcing, enhancing clients’ procurement functions and providing deep category expertise and technology support tools. A.T. Kearney MRO Management Services helps clients transform and operate their MRO functions. A.T. Kearney Executive Search offers specialty practice teams in many industries and virtually every functional discipline.

A.T. Kearney works in collaboration with our other businesses. We are reviewing alternatives to allow us to maximize the value of A.T. Kearney, including the possibility of allowing A.T. Kearney principals to obtain an ownership stake in the business. No decision has been made as to whether to proceed with a transaction that reduces our ownership interest in this business or as to the nature of any such transaction, and there is no assurance that we will consummate any such transaction.

Revenues

Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our client contracts generally range from less than one year in the management consulting business to up to 10 or more years in our IT outsourcing business. We refer you to Note 12 in the notes to our consolidated financial statements for a summary of certain financial information related to our reportable segments for 2004, 2003 and 2002, as well as certain financial information related to our operations by geographical regions for such years.

Other than GM, no one client accounted for more than 10 percent of our total revenues in any of the past three years. Approximately 49% of our 2004 revenues were generated outside the United States.

Certain IT outsourcing agreements contain third-party benchmarking provisions which generally permit contractual rates to be compared to a range of market rates for comparable services on a periodic basis over the term of the agreement. We refer you to “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a discussion of these provisions.

Approximately $1.9 billion of our 2004 revenues were attributable to the U.S. federal government, including our Navy Marine Corps Intranet (“NMCI”) contract discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Contracts with the U.S. federal government have various attributes that differ from our other commercial contracts, including provisions for modifications in scope of work due to changing customer requirements, annual funding constraints of the federal government and, in some cases, the indefinite delivery/indefinite quantity characteristics of the contracts.

Services for General Motors

Approximately 9.5% of our total revenues in 2004 was attributable to GM and its affiliates. We are the primary provider of data processing and other IT services for GM and certain of its affiliates worldwide, including integrated information systems for health and benefits, engineering systems support, office automation, and plant automation functions. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our revenues from GM.

Immediately prior to our split-off from GM in 1996, we entered into a Master Service Agreement, or MSA, with GM that serves as a framework for the negotiation and operation of service agreements for certain “in–scope” IT services (as defined in the MSA) we provide to GM on a worldwide basis. These “in-scope” services accounted for a substantial majority of the $1.96 billion of GM revenues in 2004. The term of the MSA expires in June 2006, and we expect GM to commence a re-compete process in 2005. The loss of GM as an ongoing major customer would have a material adverse effect on our revenue and earnings. The extent of the impact on our earnings would be based in part on our ability to reduce the fixed costs associated with this agreement, including property, equipment and software. In addition, the extension of this agreement, in whole or in part, on terms less favorable to us than current terms would also adversely affect our revenue and earnings. We refer you to the MSA, which has been filed with the SEC, for a description of the other terms and conditions of that agreement, including certain market testing procedures to test the competitiveness of our services.

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

The EDS Agility Alliance referred to above is our most strategically significant set of alliance relationships. In addition to the EDS Agility Alliance, we have alliance relationships with companies selected to provide specific, focused expertise within certain horizontal or industry segments and solution alliance relationships that support a specific solution or offering in our portfolio.

Competition

The IT services market remains fragmented and highly competitive. We face competition from companies providing infrastructure, applications and BPO services. Our principal competitors in the infrastructure services market are IBM Global Services, Computer Sciences Corporation (“CSC”), Hewlett-Packard Services, T-Systems and Fujitsu. Our principal competitors in the applications services market are Accenture Ltd., BearingPoint, Capgemini, CSC, Deloitte Consulting and Keane Consulting. Our principal competitors in the BPO market are Accenture Ltd., Affiliated Computer Services, Convergys, Hewitt and IBM Global Services. In addition to these competitors, we increasingly see competition from telecommunication companies and niche offshore providers, primarily India-based competitors.

A.T. Kearney’s core management consulting business typically competes against McKinsey & Company, Bain & Company, Booz Allen & Hamilton and Boston Consulting Group.

EDS is the second largest provider of IT outsourcing services in the world. We believe we are positioned to compete effectively based on our technology and systems capabilities, full range of service offerings available on a global scale and the value proposition for our service offerings. However, technology and its application within the business enterprise are in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. We believe that in order to continue to compete effectively we must develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis.

Patents and Proprietary Rights

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

Some of our business areas, including in particular our BPO services, are highly patent-intensive. Many of our competitors have obtained, and may obtain in the future, patents that cover or affect services or products directly or indirectly related to those we offer. We routinely receive communications from third parties asserting patent or other rights covering our products and services. We may not be aware of all patents containing claims that may pose a risk of infringement by our products and services. In general, if one or more of our products or services infringe patents held by others, we would be required to cease developing or marketing those products or services, obtain licenses from the holders of the patents, or redesign our products or services to avoid infringing the patent claims. There is no assurance that we would be able to take any of such remedial actions or, if we are able to do so, that the costs incurred would not be significant.

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

As of December 31, 2004, we operated approximately 321 locations in 44 states in the United States and 491 locations in 43 countries outside the United States. At such date, we owned approximately 5 million square feet of space and leased from third parties approximately 22 million square feet of space. Our global headquarters campus in Plano, Texas, contains approximately 3.2 million square feet of office and data center space. Other than the 1.6 million square foot EDS Centre building, which we lease for an initial term expiring in 2022 (with certain fixed price purchase options during and at the end of the initial term), we own all buildings and real estate comprising the Plano campus.

We operate 16 large scale Service Management Centers, or SMCs, to service our IT outsourcing operations in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands and the United Kingdom. In addition, we provide applications services from our Solution Centres in the United States, Europe and India. We also operate service delivery centers, or SDCs, at customer-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple customer SMCs or our Solution Centres. Our leased properties consist primarily of office, warehouse, Solutions Centre, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, generally have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract.

As a result of a comprehensive review of our space requirements, we believe approximately 20% of our space is underutilized. In connection with our efforts to improve competitiveness and enhance workplace capacity usage, we expect to vacate a significant number of our owned and leased properties over the next three years through sales of owned real estate and subleasing space at certain leased locations or exiting those locations at lease expiration.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth below under the heading “Pending Litigation and Proceedings” in Note 15 of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K is incoporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to the executive officers of EDS as of March 1, 2005:

Michael H. Jordan, 68, has been Chairman and Chief Executive Officer of EDS since March 2003. Mr. Jordan was Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation) from July 1993 until December 1998. Prior to joining Westinghouse, he was a principal with the investment firm of Clayton, Dubilier and Rice from September 1992 through June 1993, Chairman of PepsiCo International from December 1990 through July 1992 and Chairman of PepsiCo World-Wide Foods from December 1986 to December 1990. Mr. Jordan has been chairman of the board of directors of eOriginal, Inc. (electronic document services) since June 1999. He is also a director of Aetna Inc.

Jeffrey M. Heller, 65, rejoined EDS in March 2003 as President and Chief Operating Officer and a director. Mr. Heller retired from EDS in February 2002 as Vice Chairman, a position he had held since November 2000. He had served as President and Chief Operating Officer of EDS from 1996 to November 2000, Senior Vice President from 1984 to 1996, and Chairman of Unigraphics Solutions Inc. (then a subsidiary of EDS) from January 1999 to February 2001. Mr. Heller joined EDS in 1968 and has served in numerous technical and management capacities. Mr. Heller is a director of Trammell Crow Company.

David M. Clementz, 59, has been Executive Vice President, Service Delivery since December 2003. He has oversight responsibility for the integration and management of the delivery of our IT outsourcing services on a global basis. Prior to joining EDS in December 2003, Mr. Clementz was employed at ChevronTexaco Corp. and Chevron Corp. for more than 30 years, most recently as Enterprise Chief Information Officer and President of ChevronTexaco Information Company from September 2001 to August 2003, President of Chevron eBusiness Development Company from 2000 to September 2001, President of Chevron Information Technology Company from 1997 to September 2001, and President of Chevron Petroleum Technology Company from 1994 to 1997.

Charles S. Feld, 62, has been Executive Vice President, Portfolio Management of EDS since January 2004. Mr. Feld has oversight responsibility for the development and strategic direction of our service offerings. From 1992 to January 2004, he served as Chief Executive Officer and President of The Feld Group, Inc., a technology management firm founded by him and acquired by EDS in January 2004. During that period, Mr. Feld served in technology positions at numerous Feld Group clients, including as Chief Information Officer at First Data Resources, a division of First Data Corp., from 2000 to 2002 and Chief Information Officer of Delta Air Lines from 1997 to 2000. Prior to establishing The Feld Group, Mr. Feld had served as Chief Information Officer of the Frito-Lay subsidiary of PepsiCo, Inc. since 1981. His association with that company began in 1970 as a systems engineer for International Business Machines Corporation.

Bruce N. Hawthorne, 55, has been Executive Vice President, General Counsel and Secretary of EDS since August 2004. Mr. Hawthorne has oversight responsibility for our legal affairs on a global basis and is responsible for our Office of Ethics and Business Conduct. From May 2003 to March 2004 he served as Executive Vice President and Chief Staff Officer of Sprint Corporation, a telecommunications provider, with executive leadership responsibility for Sprint’s strategy, corporate development, communications, human resources, brand management, security, and community relations operations. From 1982 until joining Sprint, Mr. Hawthorne was a partner of the law firm of King & Spalding, LLP. Mr. Hawthorne’s legal practice focused on corporate and securities laws, corporate governance, and mergers and acquisitions.

Heinz (Henner) L. Klein, 59, has been Chief Executive Officer of A.T. Kearney, our management consultancy subsidiary, since December 2003. He had been designated unit leader of A.T. Kearney’s Northern Europe Profit Center from January 2001 to December 2003 and Unit Head of A.T. Kearney Benelux from September 1997 to December 2001. Prior to joining A.T. Kearney in 1982, Mr. Klein was the Director of Distribution in the consumer products industry for a division of Dr. Oetker from January 1979 to 1981, and worked in various management positions with the Buying and Distribution department of Procter & Gamble Germany from March 1973 to December 1978.

Stephen F. Schuckenbrock, 44, has been Executive Vice President, Global Sales & Client Solutions of EDS since January 2004. Mr. Schuckenbrock has oversight responsibility for our sales organizations and centers of industry expertise. Prior to joining EDS, he had served as Chief Operating Officer of The Feld Group, Inc., a technology management firm acquired by EDS in January 2004, since July 2000. Before joining The Feld Group in July 2000, Mr. Schuckenbrock led several technology organizations within PepsiCo, Inc., including serving as Chief Information Officer of PepsiCo from April 1998 to June 2000 and Chief Information Officer of its Frito-Lay subsidiary from June 1995 to April 1998. Before joining PepsiCo, he was a partner of The Feld Group from 1993 to 1995. Mr. Schuckenbrock began his career at International Business Machines Corporation in 1983, where he was employed in a variety of sales and technology management positions for 10 years.

Tina Sivinski, 48, has been Executive Vice President, Human Resources of EDS since October 2003 and served as Senior Vice President, Human Resources from October 2002 to October 2003. She has oversight responsibility for our compensation and benefits, diversity, center of learning, and HR business partner functions. Prior to that time, she was President of EDS’ Global Energy Industry Solutions group from August 2001 to October 2002. Before joining EDS, Ms. Sivinski was Vice President of Strategic Marketing, Sales and Business Development for GrandBasin, a Halliburton Company, from November 2000 to May 2001, a Vice President of Science Applications International from January 2000 to November 2000 and was employed by Data General Corp from 1980 to December 1999, most recently as a Vice President.

Robert H. Swan, 44, has been Executive Vice President and Chief Financial Officer of EDS since February 2003. Mr. Swan has oversight responsibility for our treasury, financial analysis, tax, controller, administration, global sourcing, merger and acquisition, investor relations and audit functions. Prior to joining EDS, he was Executive Vice President and Chief Financial Officer of TRW Inc. from July 2001 to December 2002. Mr. Swan served in executive positions at Webvan Group, Inc. from 1999 to 2001, including Chief Executive Officer from April to July 2001, Chief Operating Officer from September 2000 to July 2001 and Chief Financial Officer from October 1999 to July 2001. Webvan filed a voluntary petition for Chapter 11 bankruptcy in July 2001. He held various financial positions in General Electric Company from 1985 to 1999, including Chief Financial Officer, GE Lighting, from May 1998 to October 1999, Vice President, Finance, GE Medical Systems Europe, from January 1997 to May 1998 and Chief Financial Officer, GE Transportation Systems from October 1994 to January 1997.

Executive officers serve at the discretion of our Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “EDS.” The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the common stock for the periods indicated.

Calendar Year	High	Low
2003
First Quarter	$20.85	$14.45
Second Quarter	24.20	16.27
Third Quarter	23.00	20.06
Fourth Quarter	24.56	20.35
2004
First Quarter	$25.44	$18.30
Second Quarter	20.66	15.62
Third Quarter	20.43	16.43
Fourth Quarter	23.38	19.01

The last reported sale price of the common stock on the NYSE on March 23, 2005 was $20.27 per share. As of that date, there were approximately 122,000 record holders of common stock.

EDS declared quarterly dividends on the common stock at the rate of $0.15 per share for each quarter of 2003 and the first and second quarters of 2004 and at the rate of $0.05 per share for the third and fourth quarters of 2004.

EDS did not purchase any common stock during the year ended December 31, 2004 and did not have any authorized share repurchase program in effect during that period.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2004(1)	2003(2)	2002(2)(3)	2001(2)(3)	2000(2)(3)
Operating results
Revenues(1)	$20,669	$20,570	$20,486	$20,292	$18,329
Cost of revenues	18,956	19,051	17,186	16,585	15,027
Selling, general and administrative	1,647	1,605	1,567	1,623	1,589
Restructuring and other	174	191	(3)	(17)	(24)
Other income (expense)(4)	(280)	(266)	(343)	110	(31)
Provision (benefit) for income taxes	(93)	(186)	479	784	621
Income (loss) from continuing operations	(295)	(357)	914	1,427	1,085
Income (loss) from discontinued operations	453	91	202	(40)	58
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	(1,432)	—	(24)	—
Net income (loss)(1)	158	(1,698)	1,116	1,363	1,143

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.59)	$(0.75)	$1.91	$3.04	$2.33
Net income (loss)	0.32	(3.55)	2.33	2.90	2.45
Diluted earnings per share of common stock:
Income (loss) from continuing operations	(0.59)	(0.75)	1.87	2.94	2.28
Net income (loss)	0.32	(3.55)	2.28	2.81	2.40
Cash dividends per share of common stock	0.40	0.60	0.60	0.60	0.60

Financial position
Total assets	$17,744	$18,616	$18,880	$16,353	$12,692
Long-term debt, less current portion	3,168	3,488	4,148	4,692	2,585
Shareholders’ equity	7,440	5,714	7,022	6,446	5,139

(1)	We adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for prior years are reported in accordance with our previous method of accounting for revenue recognition. Revenues for the years ended December 31, 2002, 2001 and 2000 were $19,259 million, $19,195 million and $18,911 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception. Net income for the years ended December 31, 2002, 2001 and 2000 were $460 million, $932 million and $1,424 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception.
(2)	Operating results for each of the years in the four year period ended December 31, 2003 have been restated to conform to the current presentation to reflect certain activities as discontinued operations during 2004.
(3)	Effective January 1, 2002, we fully adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Operating results, including those related to discontinued operations, include goodwill amortization in the pre-tax amounts of $173 million and $164 million for the years ended December 31, 2001 and 2000, respectively.
(4)	Other income (expense) includes net investment gains (losses) in the pre-tax amounts of $6 million, $6 million, $(119) million, $344 million and $118 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.

Overview

We are a leading provider of information technology (IT) and business process outsourcing (BPO) services to corporate and government clients around the world. In addition to our core IT and BPO operations, we own A.T. Kearney, a high-value management consultancy.

This section provides an overview of our progress on the initiatives we outlined at the beginning of 2004, the principal factors and events that impacted our 2004 results and the principal risks and opportunities we anticipate going forward. This discussion refers to our core IT and BPO operations, except where we specifically refer to A.T. Kearney.

2004 Highlights

Progress on Initiatives

At the beginning of 2004 we stated that our priorities for the year were to continue to stabilize and improve our core business, strengthen our balance sheet and expand our BPO and transformation capabilities. This discussion outlines our progress on each of these initiatives.

Stabilize and Improve Core Business. Our efforts to stabilize and improve our core IT outsourcing business have focused on stabilizing problem contracts, accelerating our cost reduction initiatives and improving our win rate with prospective clients.

In 2004 we made significant progress in stabilizing the problem contracts that have adversely impacted our earnings and cash flow since late 2002, including the two contracts that generated the greatest losses during this period: our Navy Marine Corps Intranet (“NMCI”) contract and the contract we have referred to as the “other commercial contract.” We continued to incur significant losses under both the NMCI contract and the “other commercial contract” in 2004 and progress on the NMCI contract in particular was slower than anticipated, resulting in a $375 million non-cash impairment charge in the third quarter for long-lived assets used on the contract. However, we expect significant reductions in the rate of operating losses under this contract in 2005 as described in more detail below. In addition, during the year we reached an agreement to terminate the “other commercial contract.” Further information regarding the NMCI contract and the “other commercial contract” is set forth below.

During 2004, we reduced our cost of revenues (which excludes selling, general and administrative, or SG&A, expenses) by approximately $1 billion principally through labor cost management, productivity initiatives and improved sourcing, as well as expense reductions achieved due to contract terminations. These cost reduction efforts represent the initial steps of our long-term goal to reduce our cost of revenues by approximately 20% compared to 2003 levels, as described below under “Priorities and Expectations for 2005 and Beyond.” In connection with these efforts, in October 2004 we announced additional elements of a comprehensive workforce management program to ensure we have the mix of skills required to meet client needs. The program included a voluntary early retirement offer (ERO) for eligible U.S.-based employees. Approximately 1,500 employees accepted the ERO in 2004. To cover costs of this program, we recorded a pre-tax charge of $50 million in the fourth quarter of 2004. Approximately $5 million of that charge relates to cash payments, primarily in 2005 related to the continuation of healthcare benefits, with the remainder related to increased pension liabilities and accelerated vesting of equity compensation.

Strengthen Balance Sheet. During 2004 we improved our unrestricted cash and marketable securities position to approximately $3.3 billion at year end from approximately $1.9 billion at the end of 2003 and reduced long-term debt outstanding to $3.8 billion from $5.8 billion at December 31, 2003. In addition, we replaced and extended our revolving credit and secured accounts receivable, or A/R, facilities, and had approximately $1.1 billion available under these facilities at the end of 2004. Our total liquidity, defined as unrestricted cash and marketable securities plus borrowing capacity under existing credit facilities, increased to approximately $4.4 billion at December 31, 2004 compared to $3.3 billion at December 31, 2003. The improvement in our cash position during the year was due to the generation of approximately $1.9 billion from the divestiture of non-core assets, principally the sale of our UGS PLM Solutions business in the second quarter, and approximately $300 million of free cash flow. We refer you to “Liquidity and Capital Resources” below for a definition and further discussion of free cash flow.

Our improved cash position allowed us the flexibility to repurchase on November 30, 2004 the $522 million of financial assets from the securitization trust which we had previously used to finance the purchase of capital assets for our NMCI contract. We refer you to “Off Balance Sheet Arrangements and Contractual Obligations” below for a discussion of this facility. Our free cash flow for 2004 reflected approximately $700 million generated by our operations, excluding NMCI, offset by cash usage of approximately $400 million for the NMCI contract, not including the discretionary $522 million repurchase of financial assets.

Expand BPO and Transformational Capabilities. A key element of our strategy is to focus on growing our BPO and business transformation capabilities and providing greater value-add services for our clients’ total business. The transformation capabilities we acquired through the acquisition of The Feld Group, Inc. in January 2004 have enabled us to provide greater value-add services to clients. In January 2005, we announced the creation of a joint venture with Towers Perrin to deliver a comprehensive range of human resource (HR) BPO services. The joint venture, known as ExcellerateHRO LLP and owned 85% by EDS, commenced operations on March 1, 2005. ExcellerateHRO combines EDS’ payroll and related HR outsourcing business with the pension, health and welfare administration services business formerly operated by Towers Perrin as its TPAS business. The new company enables us to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development.

NMCI

We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. At December 31, 2004, we had approximately 307,000 computer seats under management that were then billable, and approximately 235,000 of these seats had been transitioned (or cutover) to the new environment. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or “legacy”, network environment continue to be billed at a price equal to 85% of the full seat price.

On September 30, 2004, we reached an agreement with the DON to modify service performance levels and to revise certain contract terms related to performance and customer satisfaction incentives effective October 1, 2004. The new agreement also allowed for incremental billing related to service level agreement (SLA) performance in the period June 2004 to September 2004, with an increment of 5% of the full seat price billed for eligible cutover seats. As of December 31, 2004, no seats had been billed at 100%, however some seats had incremental billings at 90%. Based on the timing of the finalization of the performance measurements for the period October 2004 to December 2004, we expect to bill in early 2005 the incremental 15% of seat price with respect to such period for those seats achieving the required service performance levels during the period.

We recorded a non-cash impairment charge of $375 million in the third quarter of 2004 to write down NMCI contract-related long-lived assets to estimated fair value. The impairment charge is reported as a component of cost of revenues in the consolidated statement of operations. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. Assumptions to which probability factors were applied in determining pre-tax cash flows include items such as SLA performance, customer satisfaction and other incentives, new business, claims, legacy billings, and the three year contract extension. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during the third quarter. These events include a revision of the timeline for meeting modified performance service levels, a deceleration in customer satisfaction improvement rates, delays in signing certain contract modifications and additions, and the failure to meet seat cutover schedules during the quarter. Remaining long-lived assets and lease receivables associated with the contract totaled approximately $160 million and $717 million, respectively, at December 31, 2004. If we do not maintain or exceed current monthly seat cutover rates, or if we do not meet service performance and customer satisfaction levels defined by the agreement signed on September 30, 2004 in accordance with anticipated timelines, estimates of future contract cash flows will continue to decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to increase the average seat price; obtain compensation for services provided to the client (including services related to legacy applications), ensure minimum order obligations under the contract; qualify for performance and customer satisfaction incentives under the contract; improve productivity; extend the contract term through the DON’s optional three-year extension period; and seek additional business with this client. In addition, we expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term.

During 2004, we incurred operating losses associated with the NMCI contract of $487 million, exclusive of the $375 million impairment charge referred to above. Free cash flow usage for the year was $423 million, exclusive of the $522 million financial asset repurchase referred to above. For 2003, we incurred operating losses under this contract of $389 million excluding a deferred contract cost write off of $559 million. Free cash flow usage for 2003 was $824 million. The increase in certain operating losses in 2004 compared to 2003 is due to the deferral of certain costs throughout 2003 associated with the construction of NMCI infrastructure. Such costs were deemed to be impaired as of December 31, 2003, and were charged to expense. Similar costs were charged to expense as incurred in 2004. This increase in expense is partially offset by increased billings associated with additional seats under management.

Although we continue to have a number of opportunities to improve the performance of the NMCI contract over the longer-term as discussed above, we also face a number of significant risks, including those referred to above as well as the factors that resulted in the impairment of assets in the third quarter of 2004. Due to the significant adverse impact this contract has had on our earnings and free cash flow, we intend to disclose our earnings and cash flow from this contract separately from our other operations for the foreseeable future. See “Factors That May Affect Future Results” below.

Other Commercial Contract

We have previously referred to a significant commercial contract under which we provided various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract experienced delays in its development and construction phases, and milestones in the contract had been missed. In July 2004, we reached an agreement with the client to terminate the existing contract effective August 1, 2004, provide transition services for a limited period thereafter and settle each party’s outstanding claims. As of December 31, 2004, no significant services were being provided under this agreement, nor do we expect any future services to be significant. During 2004, we recognized pre-tax charges of $128 million to write-down certain assets to fair value. In addition, we recognized a $14 million pre-tax charge during 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. All of the aforementioned amounts associated with this contract are included in cost of revenues in the consolidated statements of operations and are reflected in the results of the Outsourcing segment. In addition to these charges, we incurred contract operating losses of $173 million in 2004 compared to operating losses of $255 million in 2003.

US Airways Bankruptcy

We provide IT services to US Airways through a long-term agreement. In September 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The US Airways contract represented approximately $160 million of our 2004 revenues. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with this contract, we recorded net charges totaling $27 million during 2004. This amount is reflected in cost of revenues in the consolidated statements of operations. At December 31, 2004, we had equipment and other assets with a net book value of approximately $20 million deployed on the US Airways services agreement. In addition, we may have outstanding receivables under this agreement at any one time of up to approximately $30 million. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired.

Disposition of UGS PLM Solutions

On May 27, 2004, we completed the disposition of our UGS PLM Solutions subsidiary for $2.05 billion. The net results of UGS PLM Solutions, including a gain on sale of $738 million ($433 million net of tax), are included in income from discontinued operations in the consolidated statements of operations.

Priorities and Expectations for 2005 and Beyond

Our progress in stabilizing and improving our core business and strengthening our balance sheet since 2003 enables us to shift our focus to a longer-term strategy. This strategy contemplates significant new investments in our infrastructure and in new service offerings intended to improve our cost competitiveness and generate future growth. Although we believe this strategy will result in longer-term revenue and earnings growth, the impact of these investments, together with the impact of previous contract terminations and renegotiations, will adversely impact our earnings in 2005. We expect, however, that much of that impact, however, will be offset by the benefits of productivity improvements undertaken in 2004 and improved operating results of problem contracts.

In 2005 we expect to make significant new investments in our infrastructure and in new service offerings intended to improve our cost competitiveness and generate future growth. This includes investment in expanding our HR BPO capabilities, principally through the creation of our 85% owned joint venture with Towers Perrin discussed above and additional investment in that business and our other BPO offerings. The acquisition of Towers Perrin’s benefits administration business was completed in the first quarter of 2005. The approximately $420 million in cash we paid at closing of the transaction (which principally represented the purchase price for the business and the right to use the Towers Perrin brand, net of Towers Perrin’s interest in the new company and its share of the cash capital contribution (approximately $50 million) to the venture) was funded from cash on hand. In addition, we expect to invest or spend approximately $400 million to improve cost competitiveness in our core business through a more scaleable and streamlined infrastructure and workforce, and approximately $100 million in technology related to our next generation of “agile enterprise” offerings.

We will continue to focus on improving our cost competitiveness in 2005 as part of our long-term goal to reduce our cost structure (excluding SG&A expense) by approximately 20% compared to 2003 levels. Our key initiatives for 2005 include the following:

•	continued improvements in our supply chain through better leveraging of the size of our company and the benefits of increased standardization;

•	continuation of labor cost management through increased investment in automation and monitoring tools;

•	use of our Best ShoreSM delivery capabilities and consolidation of existing Solution Centre locations;

•	enterprise process improvements through reduced variability and greater standardization; and

•	production process improvements through improved utilization of data center capacity.

In addition, we are reviewing alternatives to allow us to maximize the value of A.T. Kearney, including the possibility of allowing A.T. Kearney principals to obtain an ownership stake in the business. However, no decision has been made as to whether to proceed with a transaction that reduces our ownership interest in this business or as to the nature of such transaction, and there is no assurance that we will consummate any such transaction.

As a result of a comprehensive review of our space requirements, we believe approximately 20% of our space is underutilized. In connection with our efforts to improve competitiveness and enhance workplace capacity usage, we expect to vacate a significant number of our owned and leased properties over the next three years through sales of owned real estate and subleasing space at certain leased locations or exiting those locations at lease expiration.

We expect 2005 revenues of approximately $20-$21 billion, which would represent a decline in organic revenues of 0-3% from 2004. This reflects an anticipated decrease in revenues from contracts terminated in 2004 (including the U.K. Inland Revenue contract and “other commercial contract”) and a continued decrease in GM revenues, offset in part by an increase in revenue under the NMCI contract. We refer you to “Results of Operations” below for a definition of organic revenues.

Our earnings per share in 2005 will be impacted by several factors. We expect earnings to be positively impacted by the productivity initiatives described above, improvements in our core business (estimated impact of $0.45 per share) and reduced interest and other expense (estimated impact of $0.17 per share). However, earnings will be negatively impacted by run-off of existing business (estimated impact of $0.25 per share), the previously reported pension charge related to the termination of our U.K. Inland Revenue account (estimated impact of $0.10 per share), severance expense related to our labor cost management efforts (estimated impact of $0.10 per share) and expenses attributable to funding the investments in our business described above (estimated impact of $0.07 per share from investments in BPO capabilities, $0.12 per share from infrastructure investments and $0.15 per share from technology investments). We currently expect 2005 earnings of approximately $0.50-$0.60 per share (excluding the estimated $0.25 per share incremental impact of the expensing of stock options and other long-term incentive awards described below), comprised of earnings from our core operations (excluding NMCI) of $0.65-$0.75 per share and a loss of approximately $0.15 per share from NMCI.

We expect free cash flow in 2005 of approximately $500 to $700 million, comprised of an estimated $1.1 to $1.2 billion of free cash flow from our core operations (excluding NMCI), before the $500 million of cash usage for investments in the business and severance expense as described above, and estimated free cash flow usage for the NMCI contract between $0 and $100 million, assuming seats are cutover within expected timeframes at their planned rate and billed at 100% of the seat price within expected timeframes.

We expect the operating performance of our NMCI contract to improve from a loss of $0.59 per share in 2004 to a loss of approximately $0.15 per share in 2005, driven by productivity improvements and the commencement of billing for the majority of cutover seats at 100% of seat price. We expect this contract will no longer generate operating losses beginning in the latter half of the year. We expect free cash flow for this contract to improve from cash usage of $423 million in 2004 (excluding the $522 million repurchase of the NMCI financial assets referred to above) to estimated cash usage of between $0 and $100 million. An estimated $230 million of that improvement will be driven by improved lease collections resulting from the repurchase of the financial assets (i.e., lease receivables) with the remainder driven by improvements in the performance of that contract. In addition to focusing on operational improvements to the contract, a key element of management’s strategy is to recoup a significant portion of the capital already invested in this contract.

The term of our MSA with GM expires in June 2006, and we expect GM to commence a re-compete process in 2005 covering substantially all of the work we currently perform. GM continues to be our largest single client, accounting for approximately $1.96 billion, or approximately 9.5%, of total revenue in 2004. However, our GM revenues have steadily decreased in both dollar terms and as a percentage of our total revenue on an annual basis since our split-off from GM in 1996. Although we expect to retain a significant portion of our current GM business following the re-compete, we anticipate our free cash flow from this client will further decrease following termination of the MSA in June 2006. However, we expect improvement in the free cash flow generated by our NMCI contract during this period to more than offset the anticipated decrease in free cash flow from GM. See “Factors That May Affect Future Results” below for a discussion of the potential impact on our revenue and earnings related to termination of our current MSA with GM.

See “Total Contract Value of Contract Signings” below for a discussion of our expectations for new contract signings for 2005.

We intend to adopt the new accounting standard requiring the expensing of stock options effective January 1, 2005. We estimate the expensing of currently outstanding options would have reduced 2004 earnings by approximately $0.28 per share and will reduce 2005 earnings by approximately $0.19 per share. In addition, the Compensation and Benefits Committee of our Board of Directors has conducted a comprehensive review of our long-term incentive award strategy. As a result of this review, which considered among other factors the impact of these new accounting rules, we expect the Committee to significantly limit the use of annual stock option grants and instead provide annual grants of performance-vesting restricted stock units (“Performance RSUs”). We expect to continue to use stock options as a component of the long-term incentive compensation of our senior executives along with Performance RSUs, and to completely replace the use of stock options in favor of Performance RSUs for all other incentive plan participants. This change is expected to commence with the long-term incentive grant in March 2005. The vesting of the Performance RSUs is expected to be tied to our performance as measured by operating margin, net asset utilization and organic revenue growth over multiple year periods. We estimate this change in our long-term incentive compensation strategy will reduce 2005 earnings by approximately $0.06 per share. We refer you to “New Accounting Standards” below for a further discussion of the impact of this new accounting standard.

In March 2005, a consortium led by EDS was awarded a ten-year contract for the first increment of the United Kingdom Ministry of Defence project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). We expect to begin work under this contract in April 2005. Due to the size of this contract and the up-front expenditures and capital investment required, this contract will have a material impact on our estimates for 2005 revenue, earnings, free cash flow and total contract value of new business signings set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which do not reflect the impact of this contract. We intend to update these estimates to reflect such impact in connection with the release of our first quarter 2005 earnings.

The estimates for 2005 financial performance set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations rely on management’s current assumptions, including assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the control of management, that could cause actual results to differ materially from such estimates. For a discussion of certain of these factors, we refer you to the discussion under “Factors that May Affect Future Results” and “Cautionary Statement Regarding Forward-Looking Statements” below.

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

The adoption of EITF 00-21 changed the way we recognize revenue and certain expenses on our services contracts. The new method of revenue recognition results in a closer alignment of results of operations with the cash flows generated by our contracts. EITF 00-21 did not allow the restatement of prior period results, however, the “Results of Operations” discussion below presents selected financial information on a pro forma basis as if the accounting change had been applied to all of our contracts from contract inception. In addition, the discussion contained in that section is based upon 2004 and 2003 reported results and historical pro forma results for 2002. We believe the adoption of EITF 00-21 on a cumulative rather than prospective basis enhances the transparency of our financial statements.

Total Contract Value of Contract Signings

A key metric used by management to monitor new business activity is the total contract value, or TCV, of our contract signings. There are no third-party standards or requirements governing the calculation of TCV. The TCV of a client contract represents our estimate at contract signing of the total revenue expected over the term of that contract. Contract signings include contracts with new clients and renewals, extensions and add-on business with existing clients. TCV does not include potential revenues that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under non-governmental contracts that are subject to client discretion. TCV reflects a number of management estimates and judgments regarding the contract, including assumptions regarding demand-driven usage, scope of work and client requirements. In addition, our contracts may be subject to currency fluctuations and, for contracts with the U.S. federal government, annual funding constraints and indefinite delivery/indefinite quantity characteristics. Accordingly, the TCV we report should not be considered firm orders or predictive of future operating results.

The following table presents the TCV of contract signings, including contracts signed by A.T. Kearney but excluding contracts signed by UGS PLM Solutions, by quarter for the last five years (in billions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2000	$4.5	$6.1	$6.2	$15.8	$32.6
2001	7.5	7.0	6.5	9.9	30.9
2002	7.0	5.9	2.8	7.8	23.5
2003	2.8	3.2	3.2	4.0	13.2
2004	3.8	4.0	3.3	3.8	14.9

The TCV of signings in 2004 was approximately $14.9 billion. Although this was a 13% increase compared to the prior year, our 2004 TCV did not meet our forecast. We expect the TCV of signings in 2005 to increase at a roughly similar rate compared to 2004, excluding the impact of the U.K. Ministry of Defence contract referred to above. The TCV of contract signings can fluctuate significantly from year to year depending on a number of factors, including the timing of significant new and renewal contracts and the length of those contracts.

The TCV of our signings in 2003 and 2004 was significantly lower than that reported for each of the prior three years. In addition, the TCV of our signings in 2003 and 2004 was lower than our revenues during those years. This decrease in TCV of signings has negatively impacted our revenues since 2003 and will continue to impact our revenues in 2005, as a significant portion of our revenue is generated by long-term IT services contracts. Our ability to achieve revenue growth in the future will be dependent on our ability to increase the TCV of contract signings to a level significantly higher than that of 2003 and 2004. We refer you to the discussion of revenues in “Results of Operations” below.

Results of Operations

From time to time, we present information regarding our net income and margins excluding the impact of certain quantified special items, in addition to presenting such information on a GAAP basis. Net income and margins excluding such items are non-GAAP financial measures and are disclosed to investors to facilitate comparisons of business performance across periods. This information is also used by management to facilitate comparisons of business performance across periods and relative to internal targets.

During the third quarter of 2003, we adopted the provisions of EITF 00-21 on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by us prior to that date. EITF 00-21 governs how to identify whether goods or services, or both, to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g., unbilled revenue) to the amount that would be received if the client contract were terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with our IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. The reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for our nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs. These costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts. See “Application of Critical Accounting Policies” for further discussion of revenue recognition.

The following table reflects financial information for the year ended December 31, 2004 and 2003 as reported in our financial statements, and selected financial information on a pro forma basis for the year ended December 31, 2002 as if the aforementioned accounting change had been applied to all contracts at inception (in millions, except per share amounts):

	As Reported		Pro Forma
	2004	2003	2002
Operating results
Revenues	$20,669	$20,570	$19,259
Cost of revenues	18,956	19,051	16,989
Operating income (loss)	(108)	(277)	707
Other income (expense)	(280)	(266)	(353)
Provision (benefit) for income taxes	(93)	(186)	96
Income (loss) from continuing operations	(295)	(357)	258
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	(1,432)	—
Net income (loss)	158	(1,698)	460

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.59)	$(0.75)	$0.54
Net income (loss)	0.32	(3.55)	0.96
Diluted earnings per share of common stock:
Income (loss) from continuing operations	(0.59)	(0.75)	0.53
Net income (loss)	0.32	(3.55)	0.94

Weighted average shares outstanding
Basic	501	479	479
Diluted	501	479	489

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from GM as reported in the consolidated statements of operations for the years ended December 31, 2004 and 2003. The table reflects the 2002 financial information on an as reported and comparable pro forma basis as if the 2003 accounting changes (discussed above) had been applied to all contracts at inception (in millions):

	2004	2003	2002
Base Revenues:
As reported	$18,707	$18,372	$17,964
Pro forma impact of accounting changes	—	—	(1,191)

As reported/pro forma	$18,707	$18,372	$16,773

GM Revenues:
As reported	$1,962	$2,198	$2,522
Pro forma impact of accounting changes	—	—	(36)

As reported/pro forma	$1,962	$2,198	$2,486

Total Revenues:
As reported	$20,669	$20,570	$20,486
Pro forma impact of accounting changes	—	—	(1,227)

As reported/pro forma	$20,669	$20,570	$19,259

The following table displays our revenue growth percentages calculated using revenues as reported in the consolidated statement of operations for the years ended December 31, 2004 and 2003 and on a comparable pro forma basis for 2002, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations (“organic revenue growth”):

	Total		Base		GM
	2004	2003	2004	2003	2004	2003
Growth in as reported/pro forma revenues	—	7%	2%	10%	(11)%	(12)%
Impact of foreign currency changes	(4)%	(6)%	(5)%	(6)%	(2)%	(2)%

Constant currency revenue growth	(4)%	1%	(3)%	4%	(13)%	(14)%
Impact of acquisitions	—	—	—	—	—	—
Impact of divestitures	—	1%	—	—	—	—

Organic revenue growth	(4)%	2%	(3)%	4%	(13)%	(14)%

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

2004 vs. 2003. The decrease in base organic revenues in 2004 was primarily attributable to a $227 million, or 1%, decrease in our Outsourcing segment and a $256 million, or 25%, decrease in our NMCI segment. The decrease in the Outsourcing segment was attributable to an $84 million, or 1%, decrease in the Americas unit, a $116 million, or 2%, decrease in Europe, Middle East and Africa (EMEA) and a $35 million, or 2%, decrease in the U.S. Government unit. The decrease in revenues in the NMCI segment was associated with lower product sales which were partially offset by increased service revenue.

The decrease in base organic revenues in the Americas unit was primarily due to contracts with manufacturing clients and contracts with clients in Canada. This decrease was offset by an increase in revenues from contracts with communications and financial services clients. The decrease in base organic revenues in EMEA in 2004 was primarily due to the termination of our contract with the U.K. Government’s Inland Revenue department effective June 30, 2004, and was offset by an increase in revenues from financial services and other government clients. The U.S. Government business experienced reduced revenues in 2004 due to runoff from our state and local business, including the termination of the Medicaid contract with the State of Texas early in the first quarter. The decrease in revenues from our state and local business was offset by an increase in revenues from U.S. federal government contracts.

See “Total Contract Value of Contract Signings” under “Overview” above for a discussion of the impact of the TCV of our contract signings on revenue in 2004 and the anticipated impact in 2005.

The decrease in organic revenues from GM in 2004 was principally due to reduced pricing under the MSA as well as GM’s move towards a multi-vendor strategy. We expect these trends to continue over the remaining term of our MSA with GM which expires in June 2006.

2003 vs. 2002. The increase in base organic revenues in 2003 was primarily attributable to our Outsourcing segment which had organic revenue growth of approximately $940 million, or 6%, in 2003. Approximately $820 million of that increase was attributable to the U.S. Government unit, of which $664 million was attributable to the NMCI contract. The remaining increase in base revenues in 2003 was primarily attributable to contracts in Europe, partially offset by a decrease in revenues of $169 million in our A.T. Kearney subsidiary.

The decrease in revenues from GM in 2003 was primarily the result of GM’s reduction in discretionary IT spending as well as the impact of the renegotiation of the GMNA, GMAC and Global Mainframe Compute sector agreements completed in the second half of 2002.

Gross margin. The following table displays our gross margin percentages [(revenues less cost of revenues)/revenues] based on the results as reported in the consolidated statements of operations for the years ended December 31, 2004 and 2003 and on an as reported and comparable pro forma basis for the year ended December 31, 2002:

	2004	2003	2002
Gross margin percentage:
As reported	8.3%	7.4%	16.1%
Pro forma impact of accounting changes	—	—	(4.3)%

As reported/pro forma	8.3%	7.4%	11.8%

2004 vs. 2003. Our gross margin in 2004 was adversely affected by asset write-downs and operating losses on the NMCI contract (460 basis points), and operating losses and other charges on our “other commercial contract” (140 basis points). Our gross margin in 2003 was adversely affected by asset write-downs and operating losses on the NMCI contract (510 basis points) and operating losses on our “other commercial contract” (130 basis points), and was favorably impacted by a $98 million (50 basis point) reversal of MCI receivable reserves.

2003 vs. 2002. Our gross margin in 2003 and 2002 was adversely affected by operating losses and the write-down of deferred costs on the NMCI contract. The NMCI contract had a 510 basis point negative impact on our 2003 gross margin percentage and a 300 basis point negative impact on our 2002 gross margin percentage adjusted on a pro forma basis for accounting changes. Our gross profit in 2003 was favorably impacted by a $98 million (50 basis point) reversal of MCI receivable reserves and lower operating losses on the “other commercial contract” discussed above (30 basis points). Our gross profit in 2002 was adversely affected by receivable reserves and asset write-downs related to our contractual relationships with MCI and US Airways, both of which filed for bankruptcy during the third quarter of 2002. Such reserves and asset write-downs had a 100 basis point negative impact on our reported 2002 gross margin and on our gross margin adjusted on a pro forma basis for accounting changes. Our gross margin in 2003 was also negatively impacted by declines in our GM business (70 basis points), additional annual pension and healthcare costs (80 basis points), increased software costs (50 basis points) and an increase in costs related to current initiatives for future productivity (30 basis points). The remaining decrease in our gross margin in 2003 was primarily due to declines in higher-margin discretionary IT applications spending by our clients as a result of general economic conditions and an increasingly competitive environment.

We are implementing global productivity initiatives in connection with our restructuring activities described below. We expect these efforts to somewhat offset the impact on gross margins from the factors described above. In addition, our gross margin in the first half of 2005 will be adversely impacted by the recognition of a loss on the final settlement of our pension obligations associated with the transition of our U.K. Inland Revenue workforce to that client’s new service provider. We refer you to Note 13 of our consolidated financial statements for further information.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.0%, 7.8% and 7.6% in 2004, 2003 and 2002, respectively. The 2002 percentage was 8.1% after adjusting the results on a pro forma basis for the impact of accounting changes. The increase in the 2004 percentage compared to 2003 was due to the decrease in constant currency revenues in 2004. The decrease in the 2003 percentage compared with the pro forma 2002 percentage is primarily due to the restructuring initiatives implemented in 2003.

Restructuring and other. The following table summarizes restructuring and other charges incurred for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Restructuring and other employee reduction activities:
Employee separation and exit costs	$280	$252	$(3)
Asset write-downs	—	36	—
CEO severance	—	48	—
Other activities:
Pre-tax gain on disposal of businesses:
U.S. wireless clearing	(35)	—	—
Automotive Retail Group	(66)	—	—
Credit Union Industry Group	—	(139)	—
Other	(5)	(6)	—

Total	$174	$191	$(3)

During 2004, we continued initiatives to align our workforce with customer demands and utilize technology to generate efficiencies. As a result, 2004 restructuring and other expense includes estimated severance costs of $80 million related to the involuntary termination of an estimated 1,500 employees throughout the Company in managerial, professional, clerical, consulting and technical positions. In addition, 2004 restructuring and other expense also includes estimated pension expenses of $50 million related to an early retirement offer in the U.S. to an estimated 1,500 employees. While we plan to continue our efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

During 2003, we began implementation of an initiative to reduce our costs, streamline our organizational structure and exit certain operating activities. These efforts were designed to improve our cost competitiveness and involved the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. We completed the initiative in 2004. As a result of the initiative, we recorded restructuring charges of $150 million and $252 million during 2004 and 2003, respectively. In addition, we recorded asset write-downs of $36 million during 2003. While we plan to continue our efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

During 2004, we sold our U.S. wireless clearing business and our Automotive Retail Group (“ARG”) which resulted in pre-tax gains of $101 million. During 2003, we sold our Credit Union Industry Group (“CUIG”) which resulted in a pre-tax gain of $139 million. The gains resulting from the sales of the U.S. wireless clearing, ARG and CUIG are included in restructuring and other in the consolidated statements of operations. The net results of the U.S. wireless clearing business, ARG and CUIG are not included in discontinued operations due to our level of continuing involvement as an IT service provider to the businesses. Also during 2003, we recognized a one-time severance charge totaling $48 million related to the termination of employment of our former CEO. This charge was comprised of a $12 million cash payment, a non-cash charge of $16 million associated with previously deferred compensation for 344,000 restricted stock units and retirement benefits with a present value of $20 million.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Other income (expense):
Interest expense	$(321)	$(301)	$(258)
Interest income and other, net	41	35	(85)

Total	$(280)	$(266)	$(343)

Interest expense in 2004 includes $36 million in expenses resulting from our debt exchange offer completed in 2004. See Note 8 to our consolidated financial statements for a further discussion of the exchange. Interest expense increased in 2003 due to the increase in our outstanding debt balance. See “Financial Position” and “Liquidity and Capital Resources” for a further discussion of our outstanding debt. Interest income and other in 2004 includes net investment losses of $28 million, including a write-down of $34 million relating to our leveraged lease investments, and interest and other income of $69 million. Interest income and other in 2003 includes net investment gains of $6 million and other income of $29 million. Interest income and other in 2002 includes net investment losses of $119 million and other income of $34 million. Net investment losses in 2002 include write-downs of $76 million relating to our leveraged lease investments as a result of the US Airways and United Airlines bankruptcies.

Income taxes. Our effective tax rates on income (loss) from continuing operations were 24.0%, 34.3% and 34.4%, respectively, for the years ended December 31, 2004, 2003 and 2002. The 2004 and 2003 rates were significantly impacted by (i) the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions, (ii) valuation allowances for prior years’ losses incurred in certain foreign tax jurisdictions and (iii) non-deductible goodwill attributed to the U.S. wireless clearing business that was sold in September 2004 and the CUIG business that was sold in July 2003. Excluding these items, our effective tax rates would have been 40% and 45% for 2004 and 2003, respectively. See “Application of Critical Accounting Policies” for a discussion of factors affecting income tax expense.

Discontinued operations. Income from discontinued operations, net of income taxes, was $453 million, $91 million and $202 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Discontinued operations is comprised primarily of our UGS PLM Solutions subsidiary sold during the second quarter of 2004. Discontinued operations also includes our European Technology Solutions business sold during the fourth quarter of 2003, our subscription fulfillment business sold during the second quarter of 2003 and our Consumer Network Services unit sold during the fourth quarter of 2002. Income from discontinued operations includes a net after-tax gain (loss) on sale of $433 million, $(9) million and $87 million in 2004, 2003 and 2002, respectively.

Net income (loss). Income (loss) from continuing operations was $(295) million ($(0.59) per share) in 2004 compared with $(357) million ($(0.75) per share) in 2003 and $914 million ($1.91 per basic share and $1.87 per diluted share) in 2002. Net income (loss) was $158 million in 2004 compared with $(1,698) million in 2003 and $1,116 million in 2002. Basic earnings (loss) per share was $0.32 in 2004 compared with $(3.55) and $2.33 in 2002. Diluted earnings (loss) per share was $0.32 in 2004 compared with $(3.55) in 2003 and $2.28 in 2002.

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

Segment information. We refer you to Note 12 in the notes to our consolidated financial statements for a summary of certain financial information related to our reportable segments for 2004, 2003 and 2002, as well as certain financial information related to our operations by geographical regions for such years.

Financial Position

At December 31, 2004, we held cash and marketable securities of $3.6 billion, had working capital of $3.2 billion, and had a current ratio (current assets/current liabilities) of 1.61-to-1. This compares to cash and marketable securities of $2.3 billion, working capital of $634 million, and a current ratio of 1.08-to-1 at December 31, 2003. The increase in cash and marketable securities in 2004 resulted primarily from the sale of our UGS PLM Solutions subsidiary which generated gross proceeds of approximately $2 billion. The improvement in our current ratio was primarily due to the sale of UGS PLM Solutions and the exchange of cash and common stock for certain outstanding debt securities. See Notes 17 and 8 of our consolidated financial statements for further discussion of the sale of UGS PLM Solutions and the debt exchange. Approximately 9% of our cash and cash equivalents and marketable securities at December 31, 2004 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 57 days at December 31, 2004 compared to 50 days at December 31, 2003. Days sales outstanding were 57 days at December 31, 2004 compared with 55 days at December 31, 2003 after including other financial assets related to certain collections for the NMCI contract and work in process related to our A.T. Kearney subsidiary. The increase in days sales outstanding was primarily due to the loss of the Inland Revenue contract in 2004 and the decline in the U.S. dollar relative to other currencies during 2004. Days payable outstanding were 20 days at December 31, 2004 and 2003.

Total debt was $3.8 billion at December 31, 2004 versus $5.8 billion at December 31, 2003. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 33% at December 31, 2004 compared to 49% at December 31, 2003. The decrease in total debt and our debt-to-capital ratio in 2004 was primarily due to the exchange of cash and common stock for certain outstanding debt securities and debt repayment. See Note 8 of our consolidated financial statements for further discussion of the debt exchange.

Off-Balance Sheet Arrangements and Contractual Obligations

During 2001, we established a securitization facility under which we financed the purchase of capital assets for our NMCI contract. Under the terms of the facility, we sold certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. At December 31, 2003, the Trust had external borrowings of $728 million and our beneficial interest was $264 million. During 2004, we completed agreements with the Trust’s lenders to repurchase financial assets for $522 million in cash. Upon completion of the transaction, we recognized current lease receivables of $286 million and non-current lease receivables of $236 million associated with this purchase.

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

At December 31, 2004, the estimated future asset purchases to be financed under existing arrangements were $5 million. The aggregate dollar values of assets purchased under our CSFT arrangements were $65 million, $72 million and $212 million during 2004, 2003 and 2002, respectively. As of December 31, 2004, there were outstanding an aggregate of $443 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $443 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securiti- zation
Total estimated draws under financings arranged, net of expirations	$2,823	$1,836	$987
Estimated amounts not yet drawn	5	5	—

Total amounts drawn	2,818	1,831	987
Amounts repaid	(2,375)	(1,388)	(987)

Total outstanding at December 31, 2004	$443	$443	$—

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

The following table summarizes the estimated expiration of financial guarantees outstanding as of December 31, 2004 (in millions):

	Total	Estimated Expiration Per Period
		2005	2006	2007	Thereafter
Performance guarantees:
CSFT transactions	$443	$189	$133	$97	$24
Standby letters of credit, surety bonds and other	665	385	69	28	183
Other guarantees	41	27	12	2	—

Total	$1,149	$601	$214	$127	$207

Contractual obligations. The following table summarizes payments due in specified periods related to our contractual obligations as of December 31, 2004 (in millions):

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt, including current portion and interest(1)	$6,036	$873	$700	$1,093	$3,370
Operating lease obligations	1,697	407	587	291	412
Purchase obligations(2)	3,753	813	1,684	813	443

Total(3)	$11,486	$2,093	$2,971	$2,197	$4,225

(1)	Amounts represent the expected cash payments (principal and interest) of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest).
(2)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our obligation to repurchase minority interests in joint ventures.
(3)	Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans. See Note 13 of the accompanying consolidated financial statements.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Cash flows:
Net cash provided by operating activities	$1,318	$1,386	$2,246
Net cash used in investing activities	(798)	(700)	(997)
Net cash used in financing activities	(663)	(71)	(166)
Free cash flow	304	221	985

Operating activities. The decrease in net cash provided by operating activities in 2004 compared to 2003 was due to a $373 million decrease in earnings, adjusted to exclude non-cash operating items, offset by a $305 million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a decrease in vendor prepayments, a decrease in construction costs related to our active construct contracts and a reduction in tax payments, offset by restructuring payments, a decrease in accounts receivable collections and a one-time pension payment of $119 million associated with the termination of the Inland Revenue contract. Operating cash flows in 2004 were comprised of $1,557 million in cash provided by our core IT outsourcing and consulting businesses (excluding NMCI), offset by $239 million in cash used by our NMCI contract. The decrease in net cash provided by operating activities in 2003 compared to 2002 was due to a $366 million decrease in earnings, as adjusted to exclude non-cash operating items, and a $494 million change in operating assets and liabilities. The change in operating assets and liabilities is primarily the result of lower net customer prepayments in 2003 as compared to 2002. Operating cash flows in 2003 were comprised of $2,094 million in cash provided by our core IT outsourcing business (excluding NMCI) and our A.T. Kearney and UGS PLM Solutions subsidiaries, offset by $708 million in cash used by our NMCI contract.

Investing activities. Net cash used in investing activities in 2004 includes the proceeds from the divestitures of our U.S. wireless clearing business, UGS PLM Solutions and ARG. Divestiture proceeds were somewhat offset by net purchases of marketable securities. Net cash used in investing activities in 2004 also includes a $522 million cash payment related to the purchase of financial assets associated with the NMCI securitization facility. Excluding this purchase, net proceeds from investments and other assets decreased in 2004 compared to 2003 due primarily to lower securitization proceeds and equipment purchases associated with the NMCI contract. The decrease in net cash used in investment activities in 2003 compared to 2002 was partially due to a reduction in purchases of property and equipment due to an increase in the use of leased equipment, the utilization of the NMCI securitization facility and reduced contract signings relative to prior years. In addition, net proceeds related to investments in marketable securities increased in 2003 due to the sale of securities which had been held as a requirement of our State of Texas Medicaid contract which terminated in 2003. The decrease in net cash used in investing activities in 2003 was somewhat offset by an increase in payments for the purchase of software due primarily to the prepayment of our remaining minimum commitment under a software subscription agreement of $227 million during 2003.

Financing activities. The increase in net cash used in financing activities was primarily due to an increase in net payments on long-term debt and capital lease obligations, partially offset by proceeds from our common stock issuance associated with a debt exchange and by a reduction in dividend payments. The decrease in net cash used in financing activities in 2003 compared to 2002 was primarily due to the $380 million purchase of treasury shares in 2002, offset by a decrease in net proceeds from long-term debt and other borrowings in 2003.

Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds from divested assets, payments related to acquisitions, net of cash acquired, and other equity investments, and payments for purchases of marketable securities, and (ii) capital lease payments. During 2004, we sold our UGS PLM Solutions subsidiary and repurchased financial assets outstanding under the NMCI contract securitization facility. Due to the significance of these transactions, the calculation of free cash flow for 2004 was adjusted to exclude $14 million in transaction fees paid during 2004 related to the UGS PLM Solutions disposition, and the $522 million cash payment related to the repurchase of financial assets associated with the NMCI securitization facility. The calculation of free cash flow for 2004 was also adjusted to include $85 million in cash generated through utilization of operating tax credits, predominantly related to 2004, to offset income tax associated with the UGS PLM Solutions disposition (such tax credits would otherwise have been available to offset future taxable income generated by operations). Free cash flow is a non-GAAP measure and should be viewed together with our consolidated statements of cash flows.

Free cash flow for the year ended December 31, 2004 reflects net cash provided by operating activities of $1,318 million, less capital expenditures of $1,635 million. Free cash flow for the year ended December 31, 2003 reflects net cash provided by operating activities of $1,386 million less capital expenditures of $1,165 million. Capital expenditures for the year ended December 31, 2004 are comprised of gross capital requirements of $1,986 million offset by proceeds from CSFTs, securitization and leasing arrangements of $351 million. Free cash flow usage of $945 million for the NMCI contract for the year ended December 31, 2004 reflects net cash used in operating activities of $239 million less capital expenditures of $706 million which includes the $522 million payment related to the repurchase of financial assets associated with the NMCI securitization facility. Gross capital requirements related to the NMCI contract were $743 million during the year ended December 31, 2004 offset by proceeds from the NMCI securitization and leasing arrangements of $37 million. We refer you to the discussion of our repurchase of financial assets associated with the NMCI securitization facility under “Off Balance Sheet Arrangements and Contractual Obligations” above.

Credit Facilities. During 2004, we entered into a $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement with a bank group including Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent. The new facility replaces our five year $550 million revolving credit facility, which expired in September, 2004. The new facility may be used for general corporate borrowing purposes and the issuance of letters of credit. The aggregate availability under the new facility, together with our $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in 2003, is $1.0 billion. As of December 31, 2004, there were no amounts outstanding under either of these facilities and we had issued letters of credit totaling $286 million under the $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement, thereby reducing the availability under these facilities to $714 million at such date. The new facility includes financial and other covenants of the general nature contained in the facility it replaced and the $450 million Three-and-One-Half Year Multi Currency Revolving Credit Facility was amended and restated to include financial and other terms similar to the new facility.

In addition, we have in place a revolving secured financing arrangement collateralized by certain trade receivables. Maximum borrowings under this secured A/R facility vary based on the amount of eligible trade receivables; however, outstanding borrowings under the facility cannot exceed $400 million. No amounts were outstanding under this facility at December 31, 2004. The facility will expire in December 2005. We have made no decision as to whether we will seek to replace this facility. See Note 8 to the consolidated financial statements in this report for a description of this facility.

Our unsecured credit and secured A/R facilities contain certain financial and other restrictive covenants and representations and warranties that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants of our unsecured credit facilities were modified in September 2004 in connection with the replacement of our $550 million credit facility as discussed above, and include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio cannot exceed 2.50-to-1 from July 2004 through June 2005, 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charge ratio of no less than 1.10-to-1 through June 2005, 1.15-to-1 from July 2005 through December 2005, and 1.25-to-1 thereafter. We were in compliance with all covenants at December 31, 2004.

The following table presents the financial covenant requirements under our unsecured credit and secured A/R facilities and the calculated amount or ratios at December 31, 2004 (dollars in millions):

	Covenant	Actual
Minimum net worth	$6,269	$7,440
Leverage ratio	2.50	2.02
Fixed charge coverage ratio	1.10	1.66

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody’s Investor Services, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings at December 31, 2004:

	Moody’s	S&P	Fitch
Senior long-term debt	Ba1	BBB–	BBB–
Outlook	Negative	Negative	Negative

On July 15, 2004, Moody’s lowered our long-term credit rating to Ba1, with a negative outlook, from Baa3. Also on that date, S&P placed our senior unsecured debt rating of BBB– on CreditWatch with negative implications. On December 2, 2004, S&P removed us from CreditWatch. On November 17, 2004 Fitch removed our BBB– senior long-term debt rating from Rating Watch Negative. Fitch had placed that rating on Rating Watch Negative earlier that month following our announcement that we had postponed the release of our third quarter 2004 earnings. As a result of our Moody’s debt rating, the interest rate payable on $1.1 billion of our senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in our credit rating will not affect this rate. However, in the event our credit rating is subsequently increased to Baa3 or above by Moody’s and our S&P credit rating remains at or above BBB–, this rate will return to 6.0%.

These credit rating agencies could take further adverse actions with respect to our ratings. Further negative changes in our credit ratings could increase our cost of capital. At December 31, 2004 we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity Goals. At December 31, 2004, we had total liquidity of approximately $4.4 billion, comprised of unrestricted cash and marketable securities of approximately $3.3 billion and availability under our unsecured credit and secured A/R facilities of approximately $1.1 billion. Management intends over the longer-term to maintain liquidity in an amount equal to at least 18 months of forecasted capital expenditures (as defined under “Free Cash Flow” above), interest payments, debt maturities and dividend payments. Our liquidity at December 31, 2004 was significantly greater than such minimum targeted levels.

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

Revenue recognition and associated cost deferral. We provide IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, or construction of software and systems (“Construct Service”); transaction processing; and business process management.

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

We also defer and subsequently amortize certain set-up costs related to activities that enable the provision of contracted services to the client. Such activities include the relocation of transitioned employees, the migration of client systems or processes, and the exit of client facilities. Deferred contract costs, including set-up costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. The recoverability of deferred contract costs associated with a particular contract is analyzed whenever events or circumstances indicate that their carrying value may not be recoverable using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, including contract concessions paid to the client, the deferred contract costs and contract concessions are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs and contract concessions to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets. Other than one construct service element with the U.K. Government for which deferred costs totaled $277 million, no single contract had deferred contract costs that exceeded $50 million at December 31, 2004.

Accounts receivable. Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Our allowances for doubtful accounts as a percentage of total gross trade receivables, excluding unbilled receivables at December 31, 2002, were 4.3%, 3.8% and 7.7% at December 31, 2004, 2003 and 2002, respectively. The increase in the allowance in 2004 resulted from the recognition of reserves in connection with the US Airways bankruptcy. Excluding those reserves, the allowance percentage was 3.6% at December 31, 2004. The increase in the allowance in 2002 resulted from the recognition of reserves in connection with the WorldCom and US Airways bankruptcies. Excluding these reserves, the allowance percentage was 2.7% at December 31, 2002.

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

Tradename intangibles and goodwill are not amortized, but instead tested for impairment at least annually. The carrying amounts of tradename intangibles are compared to their fair values as determined using a relief-from-royalty approach which estimates the current value of royalties that would have to be paid if the Company did not own the tradename intangibles. Any excess amounts of carrying value over the fair value of tradename intangibles are written off. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. We conducted an annual goodwill impairment test as of December 1, 2004. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are comprised of the geographic components of our operating segments that share similar economic characteristics. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We utilize our weighted-average cost of capital to discount the estimated expected future cash flows of each unit. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2004 indicating the underlying goodwill of each unit was not impaired.

We plan to conduct our annual impairment test as of December 1st of each year when our budgets and operating plans for the forthcoming year are expected to be finalized. The timing and frequency of additional goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new cost basis of the unit’s goodwill.

Deferred income taxes. We must make certain estimates and judgments in determining income tax expense for financial statements purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. A majority of the tax assets are associated with tax jurisdictions in which we have a large scale of operations and long history of generating taxable income, thereby reducing the estimation risk associated with recoverability analysis. However, in smaller tax jurisdictions in which we have less historical experience or smaller scale of operations, the assessment of recoverability of tax assets is largely based on projections of taxable income over the expiration period of the tax asset and is subject to greater estimation risk. Accordingly, it is reasonably possible the recoverability of tax assets in these smaller jurisdictions could be impaired as a result of poor operating performance over extended periods of time or a future decision to reduce or eliminate operating activity in such jurisdictions. Such an impairment would result in an increase in our effective tax rate and related tax expense in the period of impairment.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If we ultimately determine the payment for these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns earned on pension plan assets. We base this assumption on historical five-year actual returns as well as anticipated future returns based on our investment mix. Given our relatively young workforce, we are able to take a long-term view of our pension investment strategy. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments are susceptible to significant short-term fluctuations but have historically outperformed most other investment alternatives on a long-term basis. At December 31, 2004, 79% of pension assets were invested in public and private equity and real estate investments with the remaining assets being invested in fixed income securities. Such mix is consistent with that assumed in determining the expected long-term rate of return on plan assets. Rebalancing our actual asset allocations to our planned allocations based on actual performance has not been a significant issue.

An 8.6% weighted-average expected long-term rate of return on plan assets assumption was used for the 2004 pension plan actuarial valuations compared to a 8.7% rate used in 2003. A 100 basis point increase or decrease in this assumption results in an estimated pension expense decrease or increase, respectively, of $62 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

An assumed discount rate is required to be used in each pension plan actuarial valuation. This rate reflects the underlying rate determined on the measurement date at which the pension benefits could effectively be settled. High-quality bond yields on our measurement date, October 31, 2004, with maturities consistent with expected pension payment periods are used to determine the appropriate discount rate assumption. Such weighted-average maturities are currently estimated to be 17 years. A 5.7% weighted-average discount rate assumption was used for the 2004 pension plan actuarial valuations. The methodology used to determine the appropriate discount rate assumption has been consistently applied. A 100 basis point increase in the discount rate assumption will result in an estimated decrease of approximately $113 million in the subsequent year’s pension expense, and a 100 basis point decrease in the discount rate assumption will result in an estimated increase of approximately $154 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

Negative financial market returns in 2002 caused our actual pension plan asset returns in that year to be less than the expected returns reflected in our assumptions. Our long-standing policy of making consistent cash pension plan contributions provided some protection against negative short-term market returns. In addition, positive financial market returns in 2004 and 2003 resulted in our actual pension plan asset returns exceeding expected returns reflected in our assumptions. However, despite contributions and positive returns in 2004 and 2003, declining discount rates over the last several years have caused a significant decline in our pension plans’ funded status, which as of October 31, 2004, reflected total plan assets of $5.9 billion and total accumulated benefit obligations under all plans of $6.9 billion. As a result, under the requirements of SFAS No. 87, we have an additional minimum pension plan liability of $841 million at December 31, 2004 with a corresponding reduction, net of tax, in the accumulated other comprehensive loss component of shareholders’ equity.

Our weighted-average long-term rate of return assumption for plan assets as of January 1, 2005 is 8.6%. Our 2005 net periodic pension cost is expected to decrease from 2004 exclusive of the expected $75-$90 million settlement loss related to the Inland Revenue contract. Our required minimum amount of 2005 contributions will not exceed actual contributions made in 2004. However, we may elect to increase the level of contributions in 2005 over 2004 levels based on a number of factors, including performance of pension investments, changes in interest rates and changes in workforce compensation.

Other Liabilities. In the normal course of business, we may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our client, the likelihood of which we believe is remote. At December 31, 2004, we had $665 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. In addition, we had $443 million outstanding under CSFT and securitization transactions that are supported by performance guarantees. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee. In addition, we had $41 million of other financial guarantees outstanding at December 31, 2004 relating to indebtedness of others.

There are various claims and pending actions against EDS arising in the ordinary course of our business. See Note 15 to the consolidated financial statements for a discussion of current litigation. Certain of these actions seek damages in significant amounts. Among other things, we consider the period in which the underlying cause of the claim occurred, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the loss to determine whether a loss accrual or disclosure in our consolidated financial statements is required. The degree of probability and the loss related to a particular claim are typically estimated with the assistance of legal counsel.

New Accounting Standards

During December 2004, the FASB issued revised SFAS 123, Share-Based Payment. This statement requires accounting for the issuance of share-based payments as compensation expense, where the original SFAS 123 allowed accounting for such payments under APB 25. If a company elected to account for share-based payments under APB 25, the notes to the financial statements required pro forma disclosure of compensation expense as if SFAS 123 were used. The new statement is required to be adopted for interim fiscal periods beginning after June 15, 2005. While we are allowed to adopt this standard effective July 1, 2005, we intend to adopt the standard as of January 1, 2005.

Effective for 2005 and subsequent years, we expect to redesign our long-term incentive compensation program to include the use of Performance RSUs and significantly reduce the number of stock options granted. See “Overview – Priorities and Expectations for 2005 and Beyond” above. Compensation expense will be recorded for these Performance RSUs based on the market value of our stock on the date of grant, and will be charged to operations over the vesting period. If vesting of Performance RSUs is conditioned upon the achievement of performance goals, compensation expense during the performance period will be estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

We have unvested employee stock options outstanding as of December 31, 2004, most of which will vest in the next three years, during which time compensation expense will continue to be recorded as the options vest. Some of these options have exercise prices that are in excess of the current market value of our stock, and it is possible that these options will expire without being exercised.

The pro forma earnings in the table below provide the approximate effect on earnings during the periods covered by this Form 10-K had we adopted the statement as of January 1, 2002 (in millions, except per share amounts):

	2004	2003	2002
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	$27	$40	$39
Incremental stock-based compensation expense had the Company adopted the new statement on January 1, 2002	138	169	273

Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	$165	$209	$312

Compensation expense per share of common stock if statement had been adopted January 1, 2002:
Basic	$0.33	$0.44	$0.65
Diluted	0.33	0.44	0.64

We expect to record compensation expense in 2005 of approximately $105 million net of tax, or $0.19 per share, for stock options granted prior to December 31, 2004. In addition, due to anticipated changes to our long-term incentive compensation strategy, we expect to grant restricted share units in 2005 and record compensation expense for these units of approximately $27 million net of tax, or $0.06 per share. We expect to record another $15 million net of tax, or $0.03 per share, in 2005 due to vesting of restricted share units granted prior to December 31, 2004. We recognized $27 million of compensation expense, net of tax, in 2004 related to these units. The combined expense will result in total share-based compensation of approximately $147 million net of tax, or $0.28 per share. However, certain awards granted prior to December 31, 2004, have features that accelerate vesting if our stock price reaches stated levels. If our stock price closes at approximately $25 per share for ten consecutive trading days, we expect to record incremental compensation expense of approximately $17 million, net of tax.

Our pro forma compensation expense in the table above is based on an effective tax benefit of 35% which will be achieved by recording a deferred tax asset when compensation expense is recorded. The excess of the market value of our stock over the exercise price at the date of exercise represents the tax deduction to be received. If this deduction is equal to the amount of compensation expense recorded for that option, the entire tax asset is realized. If the deduction is greater than the compensation expense recognized, we will record an increase in additional paid-in capital. However, if the deduction is less than the expense recognized, a portion of the deferred tax asset will not be realized, and the deficiency will be reported as deferred tax expense in the period that options expire or are exercised or forfeited. There are numerous factors that influence the amount of the deferred tax asset that will be realized, including exercise behavior of the employees, future market price of the stock, as well as the stabilization of the volatility used in calculating the fair value of options on the grant date. At this time, we cannot predict the expected realization of the deferred tax asset, therefore the tax benefit could be up to 35%.

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

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.7 billion at December 31, 2004, including approximately $1.1 billion associated with the NMCI contract and $290 million associated with one development contract with the U.K. Government. Some of these contracts, including the NMCI and U.K. Government contracts, have experienced delays in their development and construction phases, and certain milestones have been missed. During the third quarter of 2004, we recorded a non-cash impairment charge of $375 million to write down NMCI contract-related fixed asset and prepaid software license balances to estimated fair value. We refer you to the discussion of the NMCI contract under “Overview - 2004 Highlights” above for further information regarding this impairment charge and our risks under that contract. Remaining long-lived assets and lease receivables associated with the contract totaled $160 million and $717 million, respectively, at December 31, 2004.

Impact of Rating Agency downgrades. On July 15, 2004, Moody’s lowered our long-term credit rating to Ba1, with a negative outlook, from Baa3. Also on that date, S&P placed our senior unsecured debt rating of BBB– on CreditWatch with negative implications. On December 2, 2004, S&P removed us from CreditWatch. On November 17, 2004 Fitch removed our BBB– senior long-term debt rating from Rating Watch Negative. Fitch had placed that rating on Rating Watch Negative earlier that month following our announcement that we had postponed the release of our third quarter 2004 earnings. Any adverse action by these agencies with respect to our ratings could have an adverse effect on the market price of our securities. Moody’s downgrade of our long-term credit rating to below “investment grade” or any further negative change in our credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

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

Our outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of “mega-deals.” A number of these outsourcing agreements have terms that expire in coming years, including our MSA with GM which expires in 2006. Our revenues from GM were approximately $2.0 billion, $2.2 billion and $2.5 billion for 2004, 2003 and 2002, respectively. Operating margins from our GM business are expected to decline slightly from current levels based on lower pricing under the MSA as well as GM’s move towards a multi-vendor strategy. Furthermore, the loss of GM as an ongoing major customer would have a material adverse effect on our revenue and earnings. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with this agreement, including property, equipment and software. In addition, the extension of this agreement, in whole or in part, on terms less favorable to us than current terms would also adversely affect our revenue and earnings.

An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. We refer you to “Legal Proceedings” under Item 3 of this Form 10-K above for a description of this investigation. The investigation is ongoing, and we will continue to cooperate with the

SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We and certain of our current and former directors and officers are defendants in numerous shareholder class action suits. We refer you to “Legal Proceedings” under Item 3 of this Form 10-K above for a description of these actions. We are not able to determine the actual impact of these suits on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

A material weakness in our internal controls could have a material adverse effect on us. A material weakness in our internal control over financial reporting could have a material adverse effect on us. In connection with the review by our independent auditors of our third quarter 2004 results and the on-going procedures related to their audit of internal controls over financial reporting as of December 31, 2004, our independent auditors identified material weaknesses in our internal controls related to the NMCI contract and revenue recognition. We refer you to “Item 9A. Controls and Procedures” below.

Other material weaknesses in our internal control over financial reporting could occur or be identified in the future. In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

Some of our contracts contain benchmarking provisions that could decrease our revenues and profitability. Some of our long-term IT outsourcing agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be elected during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services. Due to the enhanced focus of our clients on reducing IT costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, our clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. Such activities could negatively impact our results of operations or cash flow in 2005 or thereafter to a greater extent than has been our prior experience.

The markets in which we operate are highly competitive, and we may not be able to compete effectively. The markets in which we operate include a large number of participants and are highly competitive. Our primary competitors are IT service providers, large accounting, consulting and other professional service firms, application service providers, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. Our business is experiencing rapid changes in its competitive landscape. We increasingly see our competitors moving operations offshore to reduce their costs as well as direct competition from niche offshore providers, primarily India-based competitors. With lower costs, these competitors may be able to offer lower prices than we are able to offer, which would adversely affect our ability to compete. In addition, negative publicity from our pending litigation, credit ratings downgrade or SEC staff investigation could have a negative effect on our competitive position. Any of these factors may impose additional pricing pressure on us, which could have an adverse effect on our revenues and profit margin.

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are the leading IT outsourcing provider to the airline industry, which sector has been experiencing significant financial difficulty. In 2003, we amended agreements with certain of those clients, which has resulted in a decrease in revenues and earnings from these clients. Our largest IT agreement in the airline industry is with American Airlines. We had $48 million in receivables and $77 million in other operating assets associated with that contract at December 31, 2004. We also provide IT services to US Airways through a long-term agreement. In September 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways agreement, we recorded net charges totaling $27 million during the third quarter of 2004. At December 31, 2004, we had other assets with a net book value of approximately $20 million deployed on that agreement. We may have outstanding receivables under this agreement at any one time of up to approximately $30 million. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired. In addition, our exposure to investments in aircraft leases, which include leases with American, Delta and Continental Airlines, was $99 million at December 31, 2004.

We may not achieve the benefits we expect from our multi-year plan. Management is implementing a multi-year plan designed to make significant changes in the way we do business. This plan includes the development of a new technology platform for the delivery of our services which we refer to as the “EDS Agile Enterprise” as well as other initiatives intended to substantially reduce our cost structure. We expect to invest significant capital in the implementation of the multi-year plan in 2005. Although management believes this plan will enable us to achieve sustainable, profitable growth over the longer term, there can be no assurance as to the acceptance of our technology initiatives in the marketplace or our ability to recognize a return on our investment. In addition, our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control. If these assumptions are not realized, or if other unforeseen events occur, our business and results of operations could be adversely affected and there could be a material adverse effect on the price of our securities.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, cash flows, the TCV of new business signings, estimated cost savings and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, earnings and cash flow, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the value of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined under “Factors That May Affect Future Results” above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government’s ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit, to arrange new client supported financing transactions or similar facilities and continue to access existing facilities; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our strategic reorganization and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; our ability to attract and retain highly skilled personnel; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business; the degree to which third parties continue to outsource IT and business processes; and fluctuations in foreign currencies, exchange rates and interest rates.

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

Interest rate risk. Interest rate risk is managed through our debt portfolio of fixed- and variable-rate instruments including interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2005 than in 2004, there would be no material adverse impact on our results of operations or financial position. During 2004, had short-term market interest rates averaged 10% more than in 2003, there would have been no material adverse impact on our results of operations or financial position.

Equity price sensitivity. Our financial position is affected by changes in equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our equity security investments. If the market price of our investments in equity securities in 2005 were to fall by 10% below the level at the end of 2004, there would be no material adverse impact on our results of operations or financial position. During 2004, declines in the market price of our equity securities did not have a material adverse impact on our results of operations or financial position.

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

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2005 than in 2004, there would be no material adverse impact on our results of operations or financial position. During 2004, had foreign currency rates averaged 10% more than in 2003, there would have been no material adverse impact on our results of operations or financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT

MANAGEMENT RESPONSIBILITY FOR FINANCIAL INFORMATION

Responsibility for the objectivity, integrity, and presentation of the accompanying financial statements and other financial information presented in this report rests with EDS management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

KPMG LLP, independent auditors, is retained to audit EDS’ consolidated financial statements and management’s assessment of the effectiveness of the company’s internal control over financial reporting. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors is composed solely of independent, non-employee directors, and is responsible for recommending to the Board the independent auditing firm to be retained for the coming year. The Audit Committee meets regularly and privately with the independent auditors, with the company’s internal auditors, and with management to review accounting, auditing, internal control and financial reporting matters.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of EDS is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. EDS’ internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EDS;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of EDS are being made only in accordance with authorization of management and directors of EDS; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of EDS’ assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EDS management assessed the effectiveness of EDS’ internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of EDS’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment and those criteria, management believes that EDS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, independent registered public accounting firm, who audited and reported on EDS’ consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Michael H. Jordan CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER March 24, 2005	Robert H. Swan EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Electronic Data Systems Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule, and our report dated March 24, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.

KPMG LLP

Dallas, Texas

March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated before July 1, 2001. In 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SFAS No. 143, Accounting for Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Data Systems Corporation and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2005 expressed an unqualified opinion thereon.

KPMG LLP

Dallas, Texas

March 24, 2005

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues	$20,669	$20,570	$20,486

Costs and expenses
Cost of revenues	18,956	19,051	17,186
Selling, general and administrative	1,647	1,605	1,567
Restructuring and other	174	191	(3)

Total costs and expenses	20,777	20,847	18,750

Operating income (loss)	(108)	(277)	1,736

Interest expense	(321)	(301)	(258)
Interest income and other, net	41	35	(85)

Other income (expense)	(280)	(266)	(343)

Income (loss) from continuing operations before income taxes	(388)	(543)	1,393
Provision (benefit) for income taxes	(93)	(186)	479

Income (loss) from continuing operations	(295)	(357)	914

Income from discontinued operations, net of income taxes (including net gain (loss) on sale of $433, $(9) and $87 in 2004, 2003 and 2002, net of income taxes)	453	91	202

Income (loss) before cumulative effect of changes in accounting principles	158	(266)	1,116
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	(1,432)	—

Net income (loss)	$158	$(1,698)	$1,116

Basic earnings per share of common stock
Income (loss) from continuing operations	$(0.59)	$(0.75)	$1.91
Income from discontinued operations	0.91	0.19	0.42
Cumulative effect on prior years of changes in accounting principles	—	(2.99)	—

Net income (loss)	$0.32	$(3.55)	$2.33

Diluted earnings per share of common stock
Income (loss) from continuing operations	$(0.59)	$(0.75)	$1.87
Income from discontinued operations	0.91	0.19	0.41
Cumulative effect on prior years of changes in accounting principles	—	(2.99)	—

Net income (loss)	$0.32	$(3.55)	$2.28

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

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$2,102	$2,197
Marketable securities	1,490	116
Accounts receivable, net	3,360	3,101
Prepaids and other	925	1,055
Deferred income taxes	602	196
Assets held for sale	—	1,539

Total current assets	8,479	8,204

Property and equipment, net	2,216	2,818
Deferred contract costs, net	708	870
Investments and other assets	914	1,051
Goodwill	3,657	3,472
Other intangible assets, net	904	1,231
Deferred income taxes	866	970

Total assets	$17,744	$18,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$534	$572
Accrued liabilities	2,944	3,332
Deferred revenue	1,062	1,079
Income taxes	58	50
Current portion of long-term debt and secured A/R facility	658	2,275
Liabilities held for sale	—	262

Total current liabilities	5,256	7,570

Pension benefit liability	1,157	1,116
Long-term debt, less current portion	3,168	3,488
Minority interests and other long-term liabilities	723	728
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 2,000,000,000 shares; 522,748,596 and 495,604,217 shares issued at December 31, 2004 and 2003, respectively	5	5
Additional paid-in capital	2,433	917
Retained earnings	5,492	5,812
Accumulated other comprehensive loss	(59)	(131)
Treasury stock, at cost, 7,443,650 and 14,999,431 shares at December 31, 2004 and 2003, respectively	(431)	(889)

Total shareholders’ equity	7,440	5,714

Total liabilities and shareholders’ equity	$17,744	$18,616

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Share- holders’ Equity
	Shares Issued	Amount				Shares Held	Amount
Balance at December 31, 2001	496	$5	$962	$7,122	$(560)	18	$(1,083)	$6,446

Comprehensive income:
Net income	—	—	—	1,116	—	—	—	1,116
Currency translation adjustment	—	—	—	—	288	—	—	288
Unrealized gains on securities, net of tax effect of $1, and reclassification adjustment	—	—	—	—	6	—	—	6
Change in minimum pension liability, net of tax effect of $(217)	—	—	—	—	(423)	—	—	(423)

Total comprehensive income								987
Dividends	—	—	—	(287)	—	—	—	(287)
Stock issued for acquisition	—	—	—	—	—	(1)	85	85
Issuance of stock purchase contracts (Note 1)	—	—	11	—	—	—	—	11
Stock award transactions	—	—	(72)	—	—	(3)	232	160
Purchase of treasury shares	—	—	—	—	—	5	(380)	(380)

Balance at December 31, 2002	496	$5	$901	$7,951	$(689)	19	$(1,146)	$7,022

Comprehensive loss:
Net loss	—	—	—	(1,698)	—	—	—	(1,698)
Currency translation adjustment	—	—	—	—	466	—	—	466
Unrealized losses on securities, net of tax effect of $(1), and reclassification adjustment	—	—	—	—	(3)	—	—	(3)
Change in minimum pension liability, net of tax effect of $61	—	—	—	—	95	—	—	95

Total comprehensive loss								(1,140)
Dividends	—	—	—	(287)	—	—	—	(287)
Stock award transactions	—	—	16	(154)	—	(4)	257	119

Balance at December 31, 2003	496	$5	$917	$5,812	$(131)	15	$(889)	$5,714

Comprehensive income:
Net income	—	—	—	158	—	—	—	158
Currency translation adjustment, net of tax effect of $75	—	—	—	—	256	—	—	256
Unrealized losses on securities, net of tax effect of $(3)	—	—	—	—	(5)	—	—	(5)
Change in minimum pension liability, net of tax effect of $(101)	—	—	—	—	(179)	—	—	(179)

Total comprehensive income								230
Dividends	—	—	—	(200)	—	—	—	(200)
Issuance of common stock (Note 8)	27	—	1,601	—	—	—	—	1,601
Stock award transactions	—	—	(85)	(278)	—	(8)	458	95

Balance at December 31, 2004	523	$5	$2,433	$5,492	$(59)	7	$(431)	$7,440

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$158	$(1,698)	$1,116

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,974	2,529	1,443
Deferred compensation	42	62	59
Cumulative effect on prior years of changes in accounting principles	—	1,432	—
Intangible and fixed asset write-downs	537	36	38
Other (including pre-tax gains on sales of businesses of $844, $131 and $175 in 2004, 2003 and 2002, respectively)	(858)	(135)	(64)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	97	440	(679)
Prepaids and other	192	(180)	(216)
Deferred contract costs	(126)	(540)	—
Accounts payable and accrued liabilities	(466)	31	56
Deferred revenue	(51)	(116)	210
Income taxes	(181)	(475)	283

Total adjustments	1,160	3,084	1,130

Net cash provided by operating activities	1,318	1,386	2,246

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	956	548	60
Proceeds from investments and other assets	213	791	217
Proceeds related to divested assets and non-marketable equity investments	2,129	233	301
Payments for purchases of property and equipment	(666)	(703)	(973)
Payments for investments and other assets	(741)	(664)	(175)
Acquisitions, net of cash acquired, and non-marketable equity investments	(78)	11	(107)
Purchases of software and other intangibles	(302)	(494)	(367)
Purchases of marketable securities	(2,337)	(447)	(20)
Other	28	25	67

Net cash used in investing activities	(798)	(700)	(997)

Cash Flows from Financing Activities
Proceeds from long-term debt and secured A/R facility	6	1,869	461
Payments on long-term debt and secured A/R facility	(561)	(1,312)	(151)
Net increase (decrease) in borrowings with original maturities less than 90 days	—	(235)	147
Capital lease payments	(167)	(120)	(30)
Proceeds from issuance of common stock	198	—	—
Purchase of treasury shares	—	—	(380)
Employee stock transactions	76	47	89
Dividends paid	(200)	(287)	(287)
Other	(15)	(33)	(15)

Net cash used in financing activities	(663)	(71)	(166)

Effect of exchange rate changes on cash and cash equivalents	48	(60)	38

Net increase (decrease) in cash and cash equivalents	(95)	555	1,121
Cash and cash equivalents at beginning of year	2,197	1,642	521

Cash and cash equivalents at end of year	$2,102	$2,197	$1,642

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of traditional information technology (“IT”) outsourcing, business process outsourcing, solutions consulting and management consulting services. Services include the design, construction or management of computer networks, information systems, information processing facilities and business processes. As used herein, the terms “EDS” and the “Company” refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

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

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and stock purchase contracts and the issuance of shares in respect of restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Basic earnings per share of common stock:
Weighted-average common shares outstanding	501	479	479
Effect of dilutive securities (Note 11):
Restricted stock units	—	—	4
Stock options	—	—	5
Stock purchase contracts	—	—	1

Diluted earnings per share of common stock:
Weighted-average common and common equivalent shares outstanding	501	479	489

In the computation of diluted earnings per share for 2004 and 2003, all common stock options, restricted stock units, the assumed conversion of convertible debt and the effect of forward purchase contracts were excluded because their inclusion would have been antidilutive. Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Common stock options	75	58	51
Restricted stock units	7	2	—
Convertible debt and forward purchase contracts	28	36	36

Accounting Changes

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. EITF 00-21 modified the application of existing contract accounting literature followed by the Company prior to January 1, 2003. EITF 00-21 governs how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately. In most circumstances, EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g., unbilled revenue) to the amount that would be received if the client contract was terminated for any reason. The adoption of EITF 00-21 resulted in a non-cash adjustment reported as a cumulative effect of a change in accounting principle of $1.42 billion ($2.24 billion before tax). The adjustment resulted primarily from the reversal of unbilled revenue associated with the Company’s IT service contracts which had been accounted for as a single unit using the percentage-of-completion method of revenue recognition. Such reversal resulted from the fact that typical termination provisions of an IT service contract do not provide for the recovery of unbilled revenue in the event the contract is terminated for the Company’s nonperformance. The adjustment also reflects the deferral and subsequent amortization of system construction costs. Such costs were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

During the years ended December 31, 2004 and 2003, the Company recognized revenues of approximately $360 million and $345 million, respectively, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00–21. These amounts were estimated as the amount for which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003. Such revenues have been offset by deferred cost amortization and charges recognized by the Company since January 1, 2003 associated with costs that had been recognized prior to January 1, 2003 and deferred in the cumulative effect adjustment.

The following table reflects pro forma amounts for the years ended December 31, 2002 adjusted for the aforementioned accounting change made on January 1, 2003 (in millions, except per share amounts):

2002
Income from continuing operations	$259
Net income	460
Basic earnings per share of common stock:
Income from continuing operations	$0.54
Net income	0.96
Diluted earnings per share of common stock:
Income from continuing operations	$0.53
Net income	0.94

A summary of the balance sheet at January 1, 2003 reflecting the cumulative accounting change as of such date is as follows (in millions):

Accounts receivable, net	$3,290
Deferred contract costs, net	1,094
Total assets	17,551
Accounts payable and accrued liabilities	3,695
Deferred revenue	1,152
Minority interests and other long-term liabilities	456
Shareholders’ equity	5,530
Total liabilities and shareholders’ equity	17,551

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

In January 2003 and December 2003, the Financial Accounting Standards Board (“FASB”) issued and then revised Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 addresses consolidation by business enterprises of variable interest entities. Under prior practice, consolidation primarily occurred when one enterprise controlled the other through voting interests. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is involved in $443 million of financings under various structures (see Note 15), of which $241 million involve variable interest entities within the scope of FIN 46. The Company is not the primary beneficiary in the arrangements involving variable interest entities and therefore will not consolidate such entities. The remaining financings of $202 million involve substantive operating entities, respectively, which are outside the scope of FIN 46.

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

During the fourth quarter of 2004, the Company adopted the provisions of EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, as of January 1, 2002. The Company has outstanding debt that is convertible to common shares if the Company’s stock reaches a target price, or trigger. Under SFAS No. 128, Earnings per Share, this contingently convertible debt was excluded from the computation of diluted earnings per share until the price trigger was met. EITF 04-8 requires the inclusion of contingently convertible debt in the computation of diluted earnings per share if the effect is dilutive, regardless of whether the share price trigger has been met. The Company has two such debt issues, the potential conversion of which had no effect on reported earnings per share.

Accounts Receivable

Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Accounts receivable are shown net of allowances of $152 million and $124 million at December 31, 2004 and 2003, respectively.

Marketable Securities

Marketable securities at December 31, 2004 and 2003 consist of government and agency obligations, corporate debt and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, in shareholders’ equity until realized.

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

Years
Buildings	40-50
Facilities	5-20
Computer equipment	3-5
Other equipment and furniture	5-20

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

Goodwill and Other Intangibles

The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets with finite lives, other than purchased software, are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from one to 14 years. Identifiable intangible assets with indefinite useful lives are not amortized but instead tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with indefinite useful lives are impaired when the carrying value of the asset exceeds their fair value. Tradename indefinite-lived intangible assets are written down to fair value with a charge to expense in the period the impairment is identified.

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

The Company conducts an annual impairment test for goodwill as of December 1st. The Company determines the timing and frequency of additional goodwill impairment tests based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. Events or circumstances that might require the need for more frequent tests include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations. The Company also considers the amount by which the fair value of a particular reporting unit exceeded its carrying value in the most recent goodwill impairment test to determine whether more frequent tests are necessary.

Purchased or licensed software not subject to a subscription agreement is capitalized and amortized on a straight-line basis, generally over two to five years. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Purchased software and certain development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Estimated useful lives of software products to be sold, leased or otherwise marketed range from three to seven years. Software development costs incurred to meet the Company’s internal needs are capitalized and amortized on a straight-line basis over three to five years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are expensed ratably over the subscription term.

Sales of Financial Assets

The Company accounts for the sale of financial assets when control over the financial asset is relinquished. The Company sold $51 million, $668 million and $142 million of financial assets, primarily lease receivables, during 2004, 2003 and 2002, respectively. In most cases, the Company sold lease receivables to a legally isolated securitization trust. If a trust is not used, the receivables are sold to an independent substantive financial institution. A residual beneficial interest, representing the Company’s right to receive certain monthly residual cash flows from the securitization trust, retained by the Company was recorded as a current asset at its fair value of $264 million at December 31, 2003. The residual beneficial interest was zero at December 31, 2004 due to the Company’s repurchase of the financial assets from the securitization trust in 2004 (see Note 15). None of these transactions resulted in any significant gain or loss, or servicing asset or servicing liability.

Revenue Recognition and Deferred Contract Costs

The Company provides IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, and/or construction of software and systems (“Construct Service”); transaction processing; business process management and consulting services.

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

During 2002, under the Company’s previous revenue recognition policy, revenue was recognized when the client may have been billed under time-and-material and certain unit-price and fixed-price contracts under which costs were generally incurred in proportion with contracted billing schedules. For other unit-price and fixed-price contracts, revenue was recognized on the percentage-of-completion method, as measured by the proportion of incurred contract costs as of the reporting date to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to service delivery, usage, productivity and other factors were considered in the estimation process. If sufficient risk existed, a zero-profit methodology was applied to a specific client contract’s percentage-of-completion model whereby the amount of revenue recognized was limited to the amount of costs incurred until such time as the risks had been partially or wholly mitigated through performance. The effect of changes to total estimated contract revenue and costs, including changes resulting from the cessation of the use of the zero-profit methodology, were recognized in the period such changes were determined. Provisions for estimated losses on individual contracts were made in the period in which the loss first became apparent.

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

Deferred revenue of $1,062 million and $1,079 million at December 31, 2004 and 2003, respectively, represented billings in excess of amounts earned on certain contracts.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income (loss), but are reflected in the comprehensive income (loss) component of shareholders’ equity. Cumulative currency translation adjustment gains (losses) included in shareholders’ equity were $482 million (net of deferred tax of $75 million), $226 million and $(240) million at December 31, 2004, 2003 and 2002, respectively. Net currency transaction losses, net of income taxes, are included in determining net income (loss) and were $13 million, $32 million and $23 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

Financial Instruments and Risk Management

The following table presents the carrying amounts and fair values of the Company’s significant financial instruments at December 31, 2004 and 2003 (in millions):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale marketable securities (Note 2)	$1,453	$1,453	$74	$74
Trading marketable securities (Note 2)	37	37	42	42
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 5)	15	15	18	18
Long-term debt and secured A/R facility (Note 8)	(3,826)	(4,025)	(5,763)	(5,707)
Foreign currency forward contracts, net liability	(19)	(19)	(22)	(22)
Interest rate swap agreements, net liability	(37)	(37)	(75)	(75)

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

Foreign Currency Risk

The Company has significant international sales and purchase transactions in foreign currencies. The Company hedges forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire generally within 30 days. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in other income (expense). The Company’s currency hedging activities are focused on exchange rate movements, primarily in Canada, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. At December 31, 2004 and 2003, the Company had forward exchange contracts to purchase various foreign currencies in the amount of $1.9 billion and $859 million, respectively, and to sell various foreign currencies in the amount of $1.5 billion and $1.4 billion, respectively.

Securities Price Risk

The Company has used derivative instruments to eliminate or reduce market price risk associated with strategic equity investments. Securities selected for hedging are determined after considering market conditions, up-front hedging costs and other relevant factors. Once established, hedges are generally not removed until maturity. The Company was not party to any such instruments at December 31, 2004.

Interest Rate Risk

The Company enters into interest rate swap agreements that convert fixed-rate instruments to variable-rate instruments to manage interest rate risk. The derivative financial instruments are designated and documented as fair value hedges at the inception of the contract. Changes in fair value of derivative financial instruments are recognized in earnings as an offset to changes in fair value of the underlying exposure which are also recognized in other income (expense). The impact on earnings from recognizing the fair value of these instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting the underlying exposure they are designed to hedge.

At December 31, 2004 and 2003, the Company had interest rate swap fair value hedges outstanding in the notional amounts of $1.8 billion and $2.3 billion, respectively, in connection with its long-term notes payable (see Note 8). Under the swaps, the Company receives fixed rates ranging from 6.00% to 7.125% and pays floating rates tied to the London Interbank Offering Rate (“LIBOR”). The weighted-average floating rates were 4.40% and 3.43% at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had $700 million and $1.2 billion, respectively, of swaps and related debt which contained the same critical terms. Accordingly, no gain or loss relating to the change in fair value of the swap and related hedged item was recognized in earnings. At December 31, 2004, $1.1 billion of the interest rate swaps contained different terms than the related underlying debt. Accordingly, the Company recognized in earnings the change in fair value of the interest rate swap and underlying debt which amounted to a gain of $1.5 million during 2004. Such gain is included in interest expense and other, net in the accompanying consolidated statement of operations.

Other Financial Risk Management Activities

During 2001, the Company initiated a program to manage the future stock issuance requirements of its employee stock incentive plans (see Note 11) by utilizing equity investment contracts for EDS stock. At December 31, 2001, the Company owned equity contracts to purchase 539,000 shares of EDS common stock at a weighted-average price of $70.14. The Company also had put obligations covering 821,000 shares of EDS common stock at a weighted-average price of $70.73. During 2002, the Company entered into additional equity investment contracts to purchase 2,142,000 shares of EDS common stock at a weighted-average price of $59.74 and additional put obligations covering 1,938,000 shares of EDS common stock at a weighted-average price of $60.59. The Company settled all of these contracts in 2002 through a series of purchases of 5.4 million cumulative treasury shares of EDS common stock for $340 million at a weighted-average exercise price of $62.73 per share. The principal source of funding for these purchases was proceeds from commercial paper borrowings. Amounts paid upon the purchase of the underlying shares, net of put premiums received in 2001 and 2002 of $17 million, were recorded as a component of shareholders’ equity. No equity investment contracts issued under this program were outstanding at December 31, 2004 and 2003.

Comprehensive Income (Loss) and Shareholders’ Equity

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2004, 2003 and 2002, reclassifications from accumulated other comprehensive loss to net income (loss) of net gains (losses) recognized on marketable security transactions were $1 million, $4 million and $(3) million, net of the related tax expense (benefit) of $0.4 million, $1 million and $(1) million, respectively.

The following table presents changes within each classification of accumulated other comprehensive loss for the years ended December 31, 2004 and 2003 (in millions):

	Cumulative Translation Adjustments	Unrealized Gains (Losses) on Securities	Minimum Pension Liability Adjustment	Accumulated Other Compre- hensive Loss
Balance at December 31, 2002	$(240)	$5	$(454)	$(689)
Change	466	(3)	95	558

Balance at December 31, 2003	226	2	(359)	(131)
Change	256	(5)	(179)	72

Balance at December 31, 2004	$482	$(3)	$(538)	$(59)

In connection with its employee stock incentive plans, the Company issued 7.6 million and 3.7 million shares of treasury stock at a cost of $458 million and $257 million during 2004 and 2003, respectively. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $278 million and $154 million in the consolidated balance sheet and statement of shareholders’ equity and comprehensive income (loss) during 2004 and 2003, respectively.

Income Taxes

The Company provides for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The deferral method is used to account for investment tax credits. Valuation allowances are recorded to reduce deferred tax assets to an amount whose realization is more likely than not. Income taxes payable are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by taxing authorities. The Company accrues interest on such amounts and includes the associated expense in provision (benefit) for income taxes in the accompanying consolidated statements of operations. Income taxes payable are classified in the accompanying consolidated balance sheets based on their estimated payment date.

Statements of Cash Flows

The Company considers the following asset classes with original maturities of three months or less to be cash equivalents: certificates of deposit, commercial paper, repurchase agreements and money market funds.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for Construct Service elements, projected cash flows associated with recoverability of deferred contract costs, contract concessions and long-lived assets, liabilities associated with pensions and performance guarantees, loss accruals for litigation, and receivables collectibility. It is reasonably possible that events and circumstances could occur in the near term that would cause such estimates to change in a manner that would be material to the consolidated financial statements.

Concentration of Credit Risk

Net operating receivables from General Motors (“GM”) and its affiliates totaled $125 million and $334 million as of December 31, 2004 and 2003, respectively. In addition, the Company has several large contracts with major U.S. and foreign corporations, each of which may result in the Company carrying a receivable balance between $50 million and $100 million at any point in time. At December 31, 2004 and 2003, the Company had net operating receivables of $152 million and $167 million, respectively, and investments in leveraged leases of $99 million and $139 million, respectively, associated with travel-related industry clients, primarily airlines. Other than operating receivables from GM and aforementioned contracts, concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of clients forming the Company’s client base and their dispersion across different industries and geographic areas.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the

Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

Stock-Based Compensation

The Company recognizes compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period on a straight-line basis. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the years ended December 31, 2004, 2003 and 2002 (in millions, except per share amounts):

	2004	2003	2002
Net income (loss):
As reported	$158	$(1,698)	$1,116
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	27	40	39
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(165)	(209)	(312)

Pro forma	$20	$(1,867)	$843

Basic earnings per share of common stock:
As reported	$0.32	$(3.55)	$2.33
Pro forma	0.04	(3.90)	1.76
Diluted earnings per share of common stock:
As reported	$0.32	$(3.55)	$2.28
Pro forma	0.04	(3.90)	1.73

The weighted-average fair value of options granted was $8.60, $4.70 and $19.59 for 2004, 2003 and 2002, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: dividend yields of 2.9%, 3.6% and 1.1%; expected volatility of 61.7%, 45.9% and 42.7%; risk-free interest rate of 2.7%, 2.7% and 4.5%; and expected lives of 4.8 years, 4.2 years and 3.8 years.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

NOTE 2:	MARKETABLE SECURITIES

Trading securities at December 31, 2004 and 2003 had carrying amounts of $37 million and $42 million, respectively. Changes in net unrealized holding gains (losses) on trading securities included in earnings were $3 million, $8 million and $(8) million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a summary of current available-for-sale marketable securities at December 31, 2004 and 2003 (in millions):

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$226	$—	$—	$226
Obligations of states and political subdivisions	12	—	—	12
Corporate debt securities	359	—	(1)	358
Mortgage-backed securities	381	—	(2)	379
Asset-backed securities	438	—	(3)	435

Total debt securities	1,416	—	(6)	1,410
Equity securities	42	1	—	43

Total current available-for-sale securities	$1,458	$1	$(6)	$1,453

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$25	$1	$—	$26
Other debt securities	5	—	—	5

Total debt securities	30	1	—	31
Equity securities	42	1	—	43

Total current available-for-sale securities	$72	$2	$—	$74

The amortized cost and estimated fair value of current available-for-sale debt securities at December 31, 2004, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$155	$155
Due after one year through five years	413	412
Due after five years through ten years	7	7
Due after ten years	22	22
Mortgage-backed securities	381	379
Asset-backed securities	438	435

Total debt securities	$1,416	$1,410

The following table summarizes sales of available-for-sale securities for the years ended December 31, 2004, 2003 and 2002 (in millions). Specific identification was used to determine cost in computing realized gain or loss.

	2004	2003	2002
Proceeds from sales	$956	$548	$60
Gross realized gains	3	3	—
Gross realized losses	(4)	(3)	(30)

NOTE 3:	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2004 and 2003 (in millions):

	2004	2003
Land	$118	$116
Buildings and facilities	1,862	1,991
Computer equipment	4,939	5,613
Other equipment and furniture	529	600

Subtotal	7,448	8,320
Less accumulated depreciation	(5,232)	(5,502)

Total	$2,216	$2,818

The Company recorded a non-cash impairment charge of $375 million in 2004 to write-down long-lived assets used on the Company’s Navy Marine Corps Intranet (“NMCI”) contract to estimated fair value. The impairment charge is reported as a component of cost of revenues in the consolidated statement of operations and is reflected in the results of the NMCI segment. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during 2004. Such events include the failure to meet seat cutover schedules, a revision of the timeline for meeting performance service levels contained in a contract amendment signed September 30, 2004, a deceleration in customer satisfaction improvement rates, and delays in signing certain anticipated contract modifications and additions. Remaining long-lived assets and lease receivables associated with the contract totaled approximately $160 million and $717 million, respectively, at December 31, 2004.

The Company had a significant commercial contract under which it provided various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract experienced delays in its development and construction phases, and milestones in the contract had been missed. Throughout the contract period, the Company negotiated with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, the Company and the client reached an agreement to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party’s outstanding claims. During 2004, the Company recognized charges of $128 million to write-down certain assets to fair value. In addition, the Company recognized a $14 million charge during 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. All of the aforementioned amounts associated with this contract are included in cost of revenues in the consolidated statements of operations and are reflected in the results of the Outsourcing segment.

NOTE 4:	DEFERRED CONTRACT COSTS

In connection with changes in accounting policy adopted as of January 1, 2003, the Company began deferring certain costs relating to construction and set-up activities on client contracts (see Note 1). The following is a summary of deferred costs at January 1, 2003 and December 31, 2004 and 2003 (in millions):

	Deferred Costs	Accumulated Amortization	Total
Balance at January 1, 2003	$1,507	$(413)	$1,094
Additions	540	(295)	245
Other	(519)	50	(469)

Balance at December 31, 2003	1,528	(658)	870
Additions	126	(298)	(172)
Other	158	(148)	10

Balance at December 31, 2004	$1,812	$(1,104)	$708

During 2003, the Company recorded a write-down of $559 million of deferred costs in cost of revenues associated with its contract with the Department of Navy to install a fully dedicated intranet and related infrastructure. Future estimated cash flows to be generated by the contract were no longer sufficient to recover such costs. The “other” line item in the table above includes changes associated with foreign currency translation adjustments and asset write-downs, including the NMCI contract deferred cost write-downs in 2003.

Estimated amortization expense related to deferred costs at December 31, 2004 for each of the years in the five-year period ending December 31, 2009 and thereafter is (in millions): 2005 – $170; 2006 – $137; 2007 – $127; 2008 – $97; 2009 – $87 and thereafter – $90.

NOTE 5:	INVESTMENTS AND OTHER ASSETS

The following is a summary of investments and other assets at December 31, 2004 and 2003 (in millions):

	2004	2003
Lease contracts receivable (net of principal and interest on non-recourse debt)	$65	$76
Estimated residual values of leased assets (not guaranteed)	25	37
Unearned income, including deferred investment tax credits	(35)	(43)

Total investment in leveraged leases (excluding deferred taxes of $18 million and $30 million at December 31, 2004 and 2003, respectively)	55	70
Leveraged lease partnership investment	99	139
Investments in equipment for lease	411	253
Investments in securities, joint ventures and partnerships	50	27
Deferred pension costs	59	320
Other	240	242

Total	$914	$1,051

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company’s investment in leveraged leases is comprised of a fiber optic equipment leveraged lease with a subsidiary of MCI entered into in 1988. During 2003, the Company reached an agreement with MCI on amended terms that do not differ materially from the previous lease agreement. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. All non-recourse borrowings have been satisfied in relation to these leases.

The Company holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. During 2004, the Company recorded a write-down of $34 million of its investment in the partnership due to a reduction in the expected cash flows from the partnership. This reduction includes a renegotiation of leases with a U.S. airline. During 2002, the Company recorded write-downs totaling $76 million to its investment in the partnership due to uncertainties regarding the recoverability of the partnership’s investments with US Airways and United Airlines, both of which filed for bankruptcy in 2002. These write-downs are reflected in other income (expense) in the Company’s consolidated statements of operations. At December 31, 2004, the partnership’s remaining leveraged lease investments involve leases with Delta Airlines, Continental Airlines, American Airlines and one international airline. The Company’s ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would likely be further impaired.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $35 million and $9 million at December 31, 2004 and 2003, respectively. The Company recognized impairment losses totaling $1 million in 2004 and $22 million in 2002 due to other than temporary declines in the fair values of certain non-marketable equity securities. These losses are reflected in other income (expense) in the Company’s consolidated statements of operations.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. The net investment in leased equipment associated with the NMCI contract was $717 million and $128 million at December 31, 2004 and 2003, respectively. At December 31, 2004, future minimum lease payments to be received under the NMCI contract are $677 million. In addition, the unguaranteed residual values accruing to EDS are $74 million. Unearned interest income related to these leases is $34 million. At December 31, 2004, the net lease receivable balance is classified as components of prepaids and other and investments and other assets. At December 31, 2004, future minimum lease payments to be received are as follows: 2005 – $362 million; 2006 – $222 million; 2007 – $93 million.

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

The following is a summary of changes in the carrying amount of goodwill by segment for the years ended December 31, 2004 and 2003 (in millions):

	Outsourcing	A.T. Kearney	Total
Balance at December 31, 2002	$3,088	$21	$3,109
Additions	17	—	17
Deletions	(33)	—	(33)
Other	379	—	379

Balance at December 31, 2003	3,451	21	3,472
Additions	54	—	54
Deletions	(11)	—	(11)
Other	146	(4)	142

Balance at December 31, 2004	$3,640	$17	$3,657

The Company changed its segment reporting during 2003 and 2002 to conform to new organizational structures (see Note 12). Goodwill was reassigned to the new reporting segments based on the relative fair value of each segment to the aggregate fair value of those segments affected by the reorganization.

Goodwill additions resulted from acquisitions completed in 2004 (see Note 16) and include adjustments to the preliminary purchase price allocations. Goodwill deletions resulted from divestitures completed in 2004 and 2003 (see Notes 17 and 19). Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments. The Company conducted its annual goodwill impairment tests as of December 1, 2004 and 2003. No impairment losses were identified as a result of these tests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2004 and 2003 (in millions):

	2004
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,355	$1,777	$578
Customer accounts	294	174	120
Other	300	227	73

Total	$2,949	$2,178	771

Indefinite Useful Lives
Tradename			133

Total intangible assets			$904

	2003
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,569	$1,682	$887
Customer accounts	287	141	146
Other	248	183	65

Total	$3,104	$2,006	1,098

Indefinite Useful Lives
Tradename			133

Total intangible assets			$1,231

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

Amortization expense related to intangible assets, including amounts pertaining to discontinued operations, was $591 million and $579 million for the years ended December 31, 2004 and 2003, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2004 for each of the years in the five-year period ending December 31, 2009 and thereafter is (in millions): 2005 – $370; 2006 – $219; 2007 – $77; 2008 – $30; 2009 – $18; and thereafter – $57.

NOTE 7:	ACCRUED LIABILITIES

The following is a summary of accrued liabilities at December 31, 2004 and 2003 (in millions):

	2004	2003
Accrued liabilities relating to:
Contracts	$789	$1,013
Payroll	695	800
Restructuring activities	209	179
Property, sales and franchise taxes	367	347
Other	884	993

Total	$2,944	$3,332

NOTE 8:	LONG-TERM DEBT AND SECURED ACCOUNTS RECEIVABLE FACILITY

The following is a summary of long-term debt and secured accounts receivable, or A/R, facility at December 31, 2004 and 2003 (in millions):

	2004		2003
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Secured A/R facility	$—		$—

Long-term debt:
Senior notes due 2013	$1,085	6.50%	$1,084	6.00%
Convertible notes due 2023	690	3.88%	690	3.88%
Senior notes due 2009	700	7.12%	700	7.12%
Notes payable due 2005 to 2029	1,047	6.93%	1,348	6.99%
Other, including capital leases	304	—	331	—
Senior notes due 2004	—	—	1,610	5.78%

Total	3,826		5,763
Less current portion of long-term debt	(658)		(2,275)

Long-term debt	$3,168		$3,488

During September 2004, the Company entered into a $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement with a bank group including Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent. The new facility replaces the Company’s five year $550 million revolving credit facility, which expired in September 2004. The new facility may be used for general corporate borrowing purposes and the issuance of letters of credit. The aggregate availability under the new facility, together with the Company’s $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003, is $1.0 billion. As of December 31, 2004, there were no amounts outstanding under either of these facilities and the Company had issued letters of credit totaling $286 million under the $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement. The new facility includes financial and other covenants of the general nature contained in the facility it replaced and the $450 million Three-Year Multi Currency Revolving Credit Agreement was amended and restated to include financial and other terms similar to the new facility. The Company pays annual commitment fees of 0.35% of the $450 million facility and 0.30% of the $550 million facility.

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

As a result of the exchange, the Company increased shareholders’ equity by $1,403 million in 2004 for the fair value of the purchase contracts and the fair value of the common stock issued. The remaining consideration was accounted for as an extinguishment of debt. Accordingly, the Company decreased liabilities by $1,418 million for the carrying value of the notes exchanged and the unpaid portion of contract adjustment payments that were recorded when the units were originally issued. In addition, the Company paid cash of $50 million and recognized a loss on debt extinguishment of $36 million in interest expense as a result of the exchange in 2004.

In June 2003, the Company completed a private offering of $1.1 billion aggregate principal amount of 6.0% unsecured Senior Notes due 2013. Interest on the notes is payable semiannually. In the event the credit ratings assigned to the notes fall to below the Baa3 rating of Moody’s or the rating BBB– of S&P, the interest rate payable on the notes will be increased to 6.5%. On July 15, 2004, Moody’s lowered the Company’s long-term credit rating to Ba1 from Baa3. As a result of Moody’s rating action, the interest rate payable on $1.1 billion of the Company’s senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in the Company’s credit rating will not affect this rate. However, in the event the Company’s credit rating is subsequently increased to Baa3 or above by Moody’s and its S&P credit rating remains at or above BBB–, this rate will return to 6.0%. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swaps with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month LIBOR (2.78% at December 31, 2004) plus 2.275% to 2.494%. These interest rate swaps are accounted for as fair value hedges (see Note 1).

In June 2003, the Company completed a private offering of $690 million aggregate principal amount of 3.875% unsecured Convertible Senior Notes due 2023. Interest on the notes is payable semiannually. Contingent interest is payable during any six-month period beginning July 2010 in which the average trading price of a note for the applicable five trading day reference period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month period. The five trading day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period. The notes are convertible by holders into shares of the Company’s common stock at an initial conversion rate of 29.2912 shares of common stock per $1,000 principal amount, representing an initial conversion price of $34.14 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of EDS common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of EDS common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody’s or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018 or upon a fundamental change in the Company’s ownership, control or the marketability of the Company’s common stock prior to July 15, 2010.

In December 2002, EDS Information Services, LLC, a wholly owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member (the “LLC”), which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. The secured A/R facility was reduced to $400 million during 2003. There was no balance outstanding under this facility at December 31, 2004 and 2003. Maximum borrowings under the facility vary based on the eligible trade receivables held by the LLC, however outstanding borrowings under the facility cannot exceed $400 million. The facility will expire in December 2005. In the event certain stated criteria are not complied with and a waiver is not granted, the facility may be terminated and amounts outstanding would be repaid through collection of the collateralized trade receivables. Events of termination under the facility include, but are not limited to, events or collection trends materially negatively impacting the collateral. The Company does not expect to utilize this facility for the foreseeable future. In March 2004, such facility was amended to remove events of termination related to the Company’s long-term debt rating and incorporate the financial covenants included in the Company’s secured credit facilities. The Company pays an annual commitment fee of 0.85% on this facility.

In October 2001, the Company completed the public offering of zero-coupon convertible senior notes due October 10, 2021. During October 2003, the Company redeemed $733 million outstanding principal amount of its zero-coupon convertible notes at the request of the holders of such notes and in accordance with the terms thereof. During October 2004, the Company redeemed $35 million outstanding principal amount of the notes. The remaining $4 million principal amount of such notes may be redeemed at the option of the holders thereof in October 2006 and periodically thereafter.

The Company’s unsecured credit and secured A/R facilities and the indentures governing its long-term notes contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict the Company’s ability to borrow thereunder, in the event of noncompliance. The financial covenants of the Company’s unsecured credit facilities were modified in September 2004 with the renewal of its $550 million credit facility discussed above, and include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio requirement limits the Company’s leverage ratio to not exceed 2.75-to-1 through June 2004, 2.50-to-1 from July 2004 through June 2005, 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires the Company to maintain a fixed charge ratio of no less than 1.10-to-1 through June 2005, 1.15-to-1 from July 2005 through December 2005, and 1.25-to-1 thereafter. The Company was in compliance with all covenants at December 31, 2004.

In addition to compliance with these financial covenants, it is a condition to our ability to borrow under both our unsecured credit and secured A/R facilities that our representations and warranties under those facilities, including among others our representation regarding no material adverse change in our business, be true and correct as of the date of the borrowing. The Company’s unsecured credit facilities, the indentures governing its long-term notes, its secured A/R facility and certain other debt instruments also contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million.

Expected maturities of long-term debt for years subsequent to December 31, 2004 are as follows (in millions):

2005	$658
2006	290
2007	48
2008	20
2009	732
Thereafter	2,078

Total	$3,826

NOTE 9:	MINORITY INTERESTS AND OTHER LONG–TERM LIABILITIES

Other long-term liabilities were $539 million and $562 million at December 31, 2004 and 2003, respectively. Other long-term liabilities include liabilities related to the Company’s purchased or licensed software, tax liabilities and interest rate swap agreements. Minority interests were $184 million and $166 million at December 31, 2004 and 2003, respectively.

NOTE 10:	INCOME TAXES

Total income tax expense for the years ended December 31, 2004, 2003 and 2002 was allocated as follows (in millions):

	2004	2003	2002
Income (loss) from continuing operations	$(93)	$(186)	$479
Income (loss) from discontinued operations	319	47	96
Cumulative effect on prior years of changes in accounting principles	—	(829)	—
Shareholders’ equity	(20)	68	(227)

Total	$206	$(900)	$348

The provision for income tax expense on income (loss) from continuing operations is summarized as follows for the years ended December 31, 2004, 2003 and 2002 (in millions):

	United States
	Federal	State	Non-U.S.	Total
2004
Current	$(374)	$1	$156	$(217)
Deferred	32	(6)	98	124

Total	$(342)	$(5)	$254	$(93)

2003
Current	$46	$13	$(160)	$(101)
Deferred	(336)	(72)	323	(85)

Total	$(290)	$(59)	$163	$(186)

2002
Current	$(94)	$6	$342	$254
Deferred	390	5	(170)	225

Total	$296	$11	$172	$479

Income (loss) from continuing operations before income taxes included the following components for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
U.S. income	$(803)	$(841)	$964
Non-U.S. income	415	298	429

Total	$(388)	$(543)	$1,393

A reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to the actual income tax expense follows for the years ended December 31, 2004, 2003 and 2002 (dollars in millions):

	2004	2003	2002
Statutory federal income tax	$(136)	$(190)	$488
State income tax, net	(3)	(31)	7
Foreign losses	77	71	5
Nondeductible goodwill	—	8	—
Research and experimentation credits	(45)	(46)	(51)
Other	14	2	30

Total	$(93)	$(186)	$479

Effective income tax rate	24.0%	34.3%	34.4%

The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows as of December 31, 2004 and 2003 (in millions):

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$—	$186	$12	$239
Other accrual accounting differences	423	19	476	214
Employee benefit plans	309	33	160	19
Depreciation/amortization differences	365	270	451	244
Net operating loss and tax credit carryforwards	876	—	602	—
Employee-related compensation	215	—	250	—
Other	271	250	374	253

Subtotal	2,459	758	2,325	969
Less valuation allowances	(233)	—	(146)	—

Total deferred taxes	$2,226	$758	$2,179	$969

Net deferred tax assets in the table above classified within assets or liabilities held for sale were $44 million for the year ended December 31, 2003.

The net changes in the valuation allowances for the years ended December 31, 2004 and 2003 were increases of $87 million and $26 million, respectively. Of the net change in 2004, $40 million was a change in valuation allowances for prior years’ losses incurred in certain foreign tax jurisdictions, which increased current year income tax expense from continuing operations. Approximately one-half of the Company’s net operating loss and tax carryforwards expire over various periods from 2005 through 2024, and others are unlimited.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not it will realize the benefits of the deductible differences, net of existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

U.S. income taxes have not been provided on $625 million of undistributed earnings of certain foreign subsidiaries, as such earnings have been permanently reinvested in the business. As of December 31, 2004, the unrecognized deferred tax liability associated with these earnings amounted to approximately $84 million. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company has not determined whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on analysis to date, it is possible that the Company may repatriate up to $500 million of such earnings, thereby creating a respective tax liability of up to $20 million.

NOTE 11:	STOCK PURCHASE AND INCENTIVE PLANS

Stock Purchase Plan

Under the Stock Purchase Plan, eligible employees may purchase EDS common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year in market value. Shares of EDS common stock purchased under the plan may not be sold or transferred within one year of the date of purchase. At December 31, 2004, the number of shares available for future sale under the EDS Stock Purchase Plan was 42.6 million.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are “broad-based” plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of December 31, 2004, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of December 31, 2004, no shares were available for issuance under these plans.

Incentive Plan

The Incentive Plan is authorized to issue up to 136.5 million shares of common stock. The Incentive Plan permits the granting of stock-based awards in the form of stock grants, restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees and non-employee directors. The exercise price for stock options granted under this plan must be equal to or greater than the fair market value on the date of the grant. The maximum number of shares for which additional awards may be granted under this plan was 61.1 million at December 31, 2004.

During the years ended December 31, 2004, 2003 and 2002, 0.2 million, 0.6 million and 0.2 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of three to 10 years. The weighted-average fair values of the restricted stock units granted were $19.03, $17.29 and $39.73 for the years ended December 31, 2004, 2003 and 2002, respectively. The quoted market price of common stock as of the date of grant is charged to operations over the vesting period. The total number of unvested units outstanding at December 31, 2004 was 2.5 million.

During the years ended December 31, 2004, 2003 and 2002, non-employee directors were granted a total of 10,199; 4,532 and 1,820 restricted shares, respectively, of EDS common stock that vest over a three-year period. The quoted market price of common stock on the date of grant is charged to expense over the vesting period.

Transition Incentive Plan

The Transition Incentive Plan permits the grant of nonqualified stock options to eligible employees. This plan was intended to be used exclusively for the grant of stock options to former employees of Structural Dynamics Research Corporation (“SDRC”), which was acquired in August 2001, and UGS PLM Solutions Inc., which became a wholly owned subsidiary in September 2001, and has been used exclusively for that purpose. UGS PLM Solutions (which was the successor by merger to SDRC) was sold by the Company in May 2004. Such options have an exercise price equal to the fair market value per share of common stock on the grant date, vest ratably over four years and have a term of 10 years from the grant date. The number of options originally authorized for issuance under this plan is 3.7 million. At December 31, 2004, no options were available for issuance under the plan.

Transition Inducement Plan

The Transition Inducement Plan permits awards in the form of nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards or stock grants to eligible employees. This plan was adopted in October 2002 in anticipation of then proposed New York Stock Exchange rules which provide that awards issued to induce new employment or in exchange for awards under an “acquired” plan are not subject to shareholder approval. All options granted under this plan must have an exercise price not less than the fair market value per share of common stock on the grant date. The maximum number of shares that can be issued under this plan is 7.0 million, of which not more than 2.0 million are available for awards other than in the form of stock options. During the year ended December 31, 2004, 1.0 million restricted stock units with a weighted-average fair value of $23.07 were granted under this plan. As of December 31, 2004, 1.2 million shares were available for issuance under this plan.

A summary of options activity under PerformanceShare, Global Share, Incentive Plan, Transition Incentive Plan and Transition Inducement Plan during the years ended December 31, 2004, 2003 and 2002, is presented below (shares in millions):

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options:
Outstanding at beginning of year	50.3	$38	73.9	$53	57.1	$51
Granted	33.7	$20	22.5	$17	26.5	$59
Exercised	(2.9)	$16	—	—	(0.7)	$44
Forfeited	(10.2)	$34	(46.1)	$52	(9.0)	$56

Outstanding at end of year	70.9	$31	50.3	$38	73.9	$53

Exercisable	31.6	$41	22.1	$55	21.4	$51

A summary of options outstanding by exercise price range at December 31, 2004 is presented below (shares in millions):

	Shares Outstanding			Shares Exercisable
	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Period	Shares	Weighted- Average Exercise Price
$14 to $20	43.3	$18	6 years	12.0	$17
$21 to $29	3.3	$24	6 years	0.4	$23
$30 to $46	7.6	$41	5 years	3.7	$40
$47 to $58	2.7	$55	5 years	2.1	$56
$59 to $69	14.0	$61	1 year	13.4	$61

Total	70.9			31.6

During 2003, the Company’s Board of Directors authorized and its shareholders approved a program designed to offer certain employees that held certain stock options with exercise prices greater than $33.00 per share an opportunity to exchange all of their eligible options for the right to receive a lesser number of new options at a later date, assuming continued employment. The option exchange offer, which extended from August 24, 2003 through September 23, 2003, permitted such employees to receive new options with a theoretical value equivalent to the value of the forfeited options, generally one new option for every 1.5 to 3.0 options forfeited. Upon completion of the offer in September 2003, options to purchase 39.1 million shares were tendered, and new options for 17.6 million shares were issued in March 2004 in respect of the exchanged options, more than six months and one day from the date of forfeiture. The new options have an exercise price equal to the fair market value of the common stock on the date of the grant and were issued under the Incentive Plan.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company’s general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the years ended December 31, 2004, 2003 and 2002, employer contributions to the plan were 0.04 million, 0.6 million and 0.3 million shares, respectively, with a weighted-average fair value of $23.10, $16.71 and $18.13, respectively. The plan is authorized to issue up to 8.2 million shares of common stock, of which 4.8 million was available for issuance at December 31, 2004.

NOTE 12:	SEGMENT INFORMATION

During 2003, the Company completed the transition of its Operations Solutions and Solutions Consulting lines of business to a unified IT outsourcing business. The new operating model provides the Company’s clients a single point of accountability, unifies the Company’s global service delivery capabilities and aligns development of innovative solutions with market demands. A.T. Kearney, the Company’s high-value management consulting subsidiary continues to operate as a separate subsidiary under the new operating model. The accompanying segment information is stated in accordance with the new organizational structure and excludes the net results of UGS PLM Solutions which are included in income from discontinued operations in the consolidated statements of operations (see Note 17). Operating segments that have similar economic and other characteristics have been aggregated to form the Company’s reportable segments. Prior period segment data has been reclassified to conform to the current period segment presentation. Amounts shown for 2002 have not been restated to give effect to accounting changes for asset retirement obligations or revenue recognition on long-term contracts adopted in 2003 (see Note 1).

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The “all other” category includes differences between fixed and actual exchange rates, corporate expenses and assets held for sale.

The following is a summary of certain financial information by reportable segment, including components of the Outsourcing segment, for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004
	Revenues	Operating Income (Loss)	Total Assets
Outsourcing:
Americas	$10,804	$1,396	$3,880
EMEA	5,527	846	2,768
Asia Pacific	1,106	74	331
Other	2	(514)	1,864

Total	17,439	1,802	8,843
NMCI	761	(862)	1,097
A.T. Kearney	806	(10)	438
All other	1,663	(1,038)	7,366

Total	$20,669	$(108)	$17,744

	2003
	Revenues	Operating Income (Loss)	Total Assets
Outsourcing:
Americas	$11,325	$1,609	$4,567
EMEA	5,644	803	2,954
Asia Pacific	1,098	105	336
Other	—	(448)	2,243

Total	18,067	2,069	10,100
NMCI	1,017	(948)	1,071
A.T. Kearney	846	(7)	466
All other	640	(1,391)	6,979

Total	$20,570	$(277)	$18,616

	2002
	Revenues	Operating Income (Loss)	Total Assets
Outsourcing:
Americas	$11,789	$1,676	$5,488
EMEA	5,875	837	3,550
Asia Pacific	1,144	109	404
Other	—	(271)	2,695

Total	18,808	2,351	12,137
NMCI	1,022	6	1,871
A.T. Kearney	1,005	52	710
All other	(349)	(673)	4,162

Total	$20,486	$1,736	$18,880

The following is a summary of depreciation and amortization and deferred cost charges included in the calculation of operating income (loss) above for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Outsourcing	$1,353	$1,342	$1,127
NMCI	184	818	84
A.T. Kearney	13	20	21
All other	389	276	148

Total	$1,939	$2,456	$1,380

The following presents information about the Company’s operations in different geographic regions as of and for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004		2003		2002
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$10,513	$1,194	$11,052	$1,652	$11,486	$1,769
United Kingdom	3,341	281	3,319	360	3,419	411
All other	6,815	741	6,199	806	5,581	792

Total	$20,669	$2,216	$20,570	$2,818	$20,486	$2,972

Revenues and property and equipment of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

The following presents the Company’s revenues by its service lines for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Infrastructure services	$10,729	$10,962	$10,792
Applications services	5,019	5,378	6,171
Business process outsourcing services	2,452	2,744	2,867
A.T. Kearney	806	846	1,005
All other	1,663	640	(349)

Total	$20,669	$20,570	$20,486

Revenues of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

For the years ended December 31, 2004, 2003 and 2002, revenues from contracts with GM and its affiliates totaled $2.0 billion, $2.2 billion and $2.5 billion, respectively. Revenues from contracts with GM were reported in each of the Company’s reportable segments with the exception of the NMCI segment.

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

The following tables provide a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets (using October 31, 2004 and 2003 measurement dates), and a statement of the funded status as of December 31, 2004 and 2003 (in millions):

	2004	2003
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$6,544	$5,154
Service cost	321	290
Interest cost	413	353
Plan amendments	—	(5)
Actuarial loss	354	372
Foreign currency exchange rate changes	317	384
Benefit payments	(186)	(157)
Special termination benefit	48	20
Other	26	133

Benefit obligation at end of year	$7,837	$6,544

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$4,897	$3,739
Actual return on plan assets	575	702
Foreign currency exchange rate changes	213	259
Employer contributions	366	271
Benefit payments	(186)	(157)
Settlements	(5)	(1)
Other	35	84

Fair value of plan assets at end of year	$5,895	$4,897

Funded Status
Funded status at December 31	$(1,942)	$(1,647)
Unrecognized transition obligation	13	13
Unrecognized prior-service cost	(212)	(240)
Unrecognized net actuarial loss	1,771	1,542
Adjustments from October 31 to December 31	98	83

Net amount recognized on the consolidated balance sheets (as described below)	$(272)	$(249)

The following table summarizes the assets and liabilities reflected on the Company’s balance sheets for pension benefits as of December 31, 2004 and 2003 (in millions):

	2004	2003
Prepaid benefit cost	$32	$288
Accrued benefit liability	(1,145)	(1,121)
Intangible asset	27	32
Accumulated other comprehensive income	814	552

Net amount recognized	$(272)	$(249)

The Company has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These plans collectively represent an additional benefit obligation of approximately $30 million and plan assets of approximately $20 million.

The accumulated benefit obligation for all defined benefit pension plans was $6,946 million and $5,697 million at October 31, 2004 and 2003, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $7,282 million, $6,480 million and $5,328 million, respectively, at December 31, 2004, and $6,055 million, $5,298 million, and $4,410 million, respectively, at December 31, 2003.

The following table provides the components of net periodic pension cost recognized in earnings for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Service cost	$321	$290	$287
Interest cost	413	353	277
Expected return on plan assets	(440)	(339)	(355)
Amortization of transition obligation	2	1	1
Amortization of prior-service cost	(32)	(32)	(32)
Amortization of net actuarial loss	66	81	17

Net periodic benefit cost	330	354	195
Curtailment loss (gain)	3	—	(18)
Special termination benefit	48	20	—
Settlement loss	2	—	4

Net periodic benefit cost after curtailments and settlements	$383	$374	$181

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The Company recorded a special termination benefit of $48 million during 2004 related to an early retirement offer in the U.S. This charge is included in restructuring and other in the consolidated statement of operations (see Note 19). The Company recorded a special termination benefit of $20 million during 2003 related to contractual obligations to its former Chief Executive Officer (see Note 19). The Company recorded a curtailment gain of $18 million and a settlement loss of $4 million during 2002 related to the conversion of one of the international plans to a defined contribution plan. As a result of the termination of the Company’s service contract with the U.K. Government’s Inland Revenue department, the contract’s workforce transitioned to the new IT provider in July 2004. Most of the pension liability associated with this workforce will also transition to the new provider, resulting in the recognition of a settlement loss of $75 million to $90 million. The actual amount of the loss will be determined and recognized in the Company’s statement of operations upon final settlement of the obligation, which is expected to occur in 2005.

At December 31, 2004 and 2003, the Plans’ assets consisted primarily of equity securities and, to a lesser extent, government obligations and other fixed income securities. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. Effective January 1, 2000, the Company allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan. The Company contributed $3 million, $3 million and $6 million to the EDS 401(k) Plan related to these elections during the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are not included in net periodic pension cost shown in the table above.

The following table summarizes the weighted-average assumptions used in the determination of the Company’s benefit obligation for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate at October 31	5.7%	6.0%	6.4%
Rate of increase in compensation levels at October 31	3.4%	3.3%	3.5%

The following table summarizes the weighted-average assumptions used in the determination of the Company’s net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate at October 31	6.0%	6.4%	6.4%
Rate of increase in compensation levels at October 31	3.3%	3.5%	3.5%
Long-term rate of return on assets at January 1	8.6%	8.7%	9.6%

The following table provides the weighted-average asset allocation of all plan assets at December 31, 2004 and 2003, by asset category:

	2004	2003
Equity securities	78%	78%
Debt securities	14%	14%
Cash and cash equivalents	1%	1%
Real estate	1%	1%
Other	6%	6%

Total	100%	100%

In determining pension expense recognized in its statements of operations, the Company utilizes an expected long-term rate of return that, over time, should approximate the actual long-term returns earned on pension plan assets. The Company derives the assumed long-term rate of return on assets based upon the historical return of actual plan assets and the historical long-term return on similar asset classes as well as anticipated future returns based upon the types of invested assets. The type and mix of invested assets are determined by the pension investment strategy, which considers the average age of the Company’s workforce and associated average periods until retirement. Since the average age of the Company’s workforce is relatively low and average periods until retirement exceed fifteen years, plan assets are weighted heavily towards equity investments. Equity investments, while susceptible to significant short-term fluctuations, have historically outperformed most other investment alternatives on a long-term basis. The Company utilizes an active management strategy through third-party investment managers to maximize asset returns. As of December 31, 2004, the weighted-average target asset allocation for all plans was 76% equity; 15% fixed income; 1% cash and cash equivalents; 1% real estate; and 7% other. The Company expects to contribute $150-$250 million to its pension plans during fiscal year 2005, including discretionary and statutory contributions.

Estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years are: 2005 – $150 million; 2006 – $161 million; 2007 – $176 million; 2008 – $193 million; 2009 – $219 million; and 2010 through 2014 – $1,524 million.

In addition to the plans described above, the EDS 401(k) Plan provides a long-term savings program for participants. The EDS 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The EDS 401(k) Plan also provides for employer-matching contributions, in the form of EDS common stock, which participants may elect to transfer to another investment option within the EDS 401(k) Plan after two years from the date of contribution. During the years ended December 31, 2004, 2003 and 2002, employer-matching contributions totaled $40 million, $41 million and $39 million, respectively.

NOTE 14:	COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases of tangible property and equipment, including amounts relating to discontinued operations, included in costs and charged to expenses were $872 million, $960 million and $919 million for the years ended December 31, 2004, 2003 and 2002, respectively. Commitments for rental payments under non-cancelable operating leases of tangible property and equipment net of sublease rental income are: 2005 – $407 million; 2006 – $345 million; 2007 – $242 million; 2008 – $164 million; 2009 – $127 million; and all years thereafter – $412 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2005 – $813 million; 2006 – $819 million; 2007 – $865 million; 2008 – $411 million; 2009 – $402 million; and all years thereafter – $443 million. Amounts paid under these agreements were $821 million, $1,364 million and $762 million during the years ended December 31, 2004, 2003 and 2002, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

NOTE 15:	CONTINGENCIES

During 2001, the Company established a securitization facility under which it financed the purchase of capital assets for its NMCI contract. Under the terms of the facility, the Company sold certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. At December 31, 2003, the Trust had external borrowings of $728 million and the Company’s beneficial interest was $264 million. During 2004, the Company completed agreements with the Trust’s lenders to repurchase financial assets for $522 million in cash. Upon completion of the transaction, the Company recognized current lease receivables of $286 million and non-current lease receivables of $236 million associated with this purchase.

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

As of December 31, 2004, an aggregate of $443 million was outstanding under CSFTs yet to be paid by the Company’s clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote. At December 31, 2004, the Company had $665 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $41 million of other financial guarantees outstanding at December 31, 2004 relating to indebtedness of others.

At December 31, 2004, the Company had net deferred contract and set-up costs of $708 million, of which $377 million related to 15 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $208 million at December 31, 2004. No contract or set-up costs associated with the NMCI contract have been deferred during 2004. Some of the Company’s client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed.

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

The Company provides IT services to US Airways through a long-term agreement. On September 12, 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. The US Airways contract represented approximately $160 million of the Company’s revenues for the year ended December 31, 2004. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways contract, the Company recorded net charges totaling $27 million during 2004. This amount is reflected in cost of revenues in the consolidated statements of operations. At December 31, 2004, the Company had equipment and other assets with a net book value of approximately $20 million deployed on the US Airways services agreement. In addition, the Company may have outstanding receivables under this agreement at any one time of up to approximately $30 million. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired.

The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals regarding these matters. The Company has provided for the amounts it believes will ultimately result from those proceedings. The U.S. Internal Revenue Services (“IRS”) has completed its audit of the Company’s consolidated federal income tax returns through 1998. The IRS has proposed certain disallowances of research tax credits, and the Company has protested the disallowance to the Appeals Office of the IRS. If the Company is unable to resolve this matter with the Appeals Office of the IRS, a decision would be made at that time as to whether the Company will litigate the IRS position and the choice of venue, which could impact the amount and timing of the cash payments. The Company believes its position is appropriate under existing U.S. Treasury Regulations.

Pending Litigation and Proceedings

The Company and certain of its former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to its September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements or omissions of material facts regarding the Company’s financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) and made misrepresentations to the class regarding the value of EDS shares. The Company’s motions to centralize all of the foregoing cases in the U.S. District Court for the Eastern District of Texas have been granted.

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

On July 7, 2003, the lead plaintiff in the consolidated securities action described above and the lead plaintiffs in the consolidated ERISA action described above each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b–5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The named defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan. The Company’s motions to dismiss the consolidated securities action and the consolidated ERISA action were denied by the U.S. District Court for the Eastern District of Texas. On November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding Defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the Defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on November 23, 2004 requesting that the Court hear and reverse the trial court’s class certification order as to the class certified in the ERISA action. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company’s petition to appeal the class certification order from the District Court. That court also granted the Company’s motion to expedite the appeal, and oral arguments are scheduled to be heard on the appeal during the week of April 4, 2005. On February 11, 2005, the U.S. District Court for the Eastern District of Texas certified a class in the consolidated securities action of all persons and entities, excluding defendants, who purchased or otherwise acquired EDS securities between February 7, 2001 through September 18, 2002 and who were damaged thereby. A trial commencement date of September 26, 2005 has been established for the consolidated securities action and the consolidated ERISA action. The Company intends to defend these actions vigorously.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against the Company’s directors and certain former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements or omissions of material facts regarding the Company’s financial condition similar to those raised in the purported class actions described above. These cases have been consolidated into a single action in the District Court of Collin County, Texas. This action will be defended vigorously.

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

On October 15, 2004 and on October 18, 2004, two derivative complaints were filed by shareholders against certain current and former directors of the Company, and the Company’s external auditors, in the U.S. District Court for the Eastern District of Texas. The actions allege against the Company breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements or omissions of material facts regarding the Company’s financial condition similar to those raised in the purported class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages. The actions have also been stayed pending resolution of the above referenced securities action. These actions will be defended vigorously.

The Company is not able to determine the actual impact on its consolidated financial statements. However, it is reasonably possible that the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation relating to the Company’s purchase and settlement of forward contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, customer contracts that contain prepayment provisions, the events leading up to its third quarter 2002 earnings guidance announcement and events associated with the Company’s NMCI contract. The SEC has deposed members of the Company’s management and the account team regarding the NMCI contract. The SEC staff’s investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC’s views of the issues being investigated or any action that the SEC might take.

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

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company’s liability for claims and pending actions at December 31, 2004 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

NOTE 16:	ACQUISITIONS

On March 1, 2005, the Company acquired the pension, health and welfare administration services business of Towers Perrin. The acquired business was combined with the Company’s payroll and related human resources (“HR”) outsourcing business to create a new company, known as ExcellerateHRO LLP. Towers Perrin holds a 15% minority interest in the new company. The Company paid approximately $420 million in cash at closing of the transaction, which principally represented the purchase price for the business and the right to use the Towers Perrin brand, net of Towers Perrin’s interest in the new company and its share of the cash capital contribution to the new company. ExcellerateHRO LLP will deliver a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development.

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

NOTE 17:	DISCONTINUED OPERATIONS

During 2004, the Company sold its equity interest in its UGS PLM Solutions subsidiary for $2.05 billion in connection with its efforts to focus on its core IT outsourcing business. Following is a summary of assets and liabilities of UGS PLM Solutions at December 31, 2003 which are reflected in the consolidated balance sheet as “held for sale” (in millions):

2003
Accounts receivable, net	$228
Prepaids and other	26
Property and equipment, net	40
Investments and other assets	7
Goodwill	970
Other intangibles, net	225
Deferred income taxes	43

Assets held for sale	$1,539

Accounts payable	$13
Accrued liabilities	109
Deferred revenue	98
Income taxes	33
Pension benefit liability	5
Minority interests and other long-term liabilities	4

Liabilities held for sale	$262

The net results of UGS PLM Solutions are included in income from discontinued operations in the consolidated statements of operations. Income from discontinued operations in 2004 includes a gain on sale of UGS PLM Solutions of $738 million ($433 million net of tax). The net assets sold included goodwill of $969 million. Discontinued operations also includes the net results of the Company’s Soft Solution business sold during 2004 for cash proceeds of $1 million, its Technology Solutions and subscription fulfillment businesses sold during 2003 for combined cash proceeds of $6 million, and its Consumer Network Services (“CNS”) unit sold during 2002 for cash proceeds of $323 million ($301 million net of cash retained by the divested business). Income from discontinued operations includes net gains (losses) of $433 million, $(9) million and $87 million, net of income taxes, in 2004, 2003 and 2002, respectively. Soft Solution, Technology Solutions, subscription fulfillment and CNS were previously included in the Company’s Outsourcing segment. Total assets and liabilities of Soft Solution were not material at December 31, 2003. No interest expense has been allocated to discontinued operations for any of the periods presented.

Following is a summary of income from discontinued operations before income taxes, excluding gains and losses, for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Revenues	$364	$1,027	$1,297
Costs and expenses	330	886	1,125

Operating income	34	141	172
Other income (expense)	—	1	(6)

Income from discontinued operations before income taxes	$34	$142	$166

NOTE 18:	SUPPLEMENTARY FINANCIAL INFORMATION

The following summarizes supplemental financial information for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Depreciation of property and equipment (including capital leases)	$1,058	$1,044	$990
Intangible asset and other amortization	618	619	453
Deferred cost amortization and charges	298	866	—
Cash paid for:
Income taxes, net of refunds	343	346	267
Interest	328	319	243

The Company acquired $112 million, $155 million and $126 million of equipment utilizing capital leases in 2004, 2003 and 2002, respectively.

NOTE 19:	RESTRUCTURING ACTIVITIES AND OTHER

The following table summarizes restructuring and other charges incurred for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Restructuring and other employee reduction activities:
Employee separation and exit costs	$280	$252	$(3)
Asset write-downs	—	36	—
CEO severance	—	48	—
Other activities:
Pre-tax gain on disposal of businesses:
U.S. wireless clearing	(35)	—	—
Automotive Retail Group	(66)	—	—
Credit Union Industry Group	—	(139)	—
Other	(5)	(6)	—

Total	$174	$191	$(3)

Restructuring and other employee reduction activities:

During 2004, the Company continued initiatives to align its workforce with customer demands and utilize technology to generate efficiencies. As a result, 2004 restructuring and other expense includes estimated severance costs of $80 million related to the involuntary termination of an estimated 1,500 employees throughout the Company in managerial, professional, clerical, consulting and technical positions. In addition, 2004 restructuring and other expense also includes estimated pension expenses of $50 million related to an early retirement offer in the U.S. to an estimated 1,500 employees. While the Company plans to continue its efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

The following table summarizes activity in the restructuring accruals for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Employee Separations	Exit Costs	Total
Balance at December 31, 2001	$31	$13	$44
Amounts utilized	(10)	(5)	(15)

Balance at December 31, 2002	21	8	29
2003 activity	248	4	252
Amounts utilized	(99)	(3)	(102)

Balance at December 31, 2003	170	9	179
2003 plan:
Charges	150	—	150
Amounts utilized	(248)	(2)	(250)
Employee retirement offer	50	—	50
Other employee reduction programs	80	—	80

Balance at December 31, 2004	$202	$7	$209

During 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts were designed to improve the Company’s cost competitiveness and involved the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company completed the initiative in 2004 and a total of 5,800 employees were involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $150 million and $252 million during 2004 and 2003, respectively. These amounts primarily resulted from the involuntary termination of approximately 2,100 and 3,700 employees during 2004 and 2003, respectively.

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

Restructuring actions contemplated under restructuring plans prior to 2003 are essentially complete as of December 31, 2004 with remaining reserves of $16 million comprised primarily of future severance-related payments to terminated employees and future lease payments for exited facilities.

Included in the 2003 amount are costs incurred for executive severance, $4 million from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $36 million.

Other activities:

During 2004, the Company sold its U.S. wireless clearing business for $58 million cash and recognized a pre-tax gain on the sale of $35 million. During 2004, the Company sold its Automotive Retail Group (“ARG”) for $85 million cash and recognized a pre-tax gain on the sale of $66 million. The gains resulting from the sales of the U.S. wireless clearing and ARG are included in restructuring and other in the consolidated statement of operations. The net results of the U.S. wireless clearing business and ARG are not included in discontinued operations due to the Company’s level of continuing involvement as an IT service provider to the businesses.

During 2003, the Company completed the sale of its Credit Union Industry Group (“CUIG”) for $218 million in cash, excluding approximately $10 million of retained receivables, and recognized a $139 million gain on the sale. Such gain is included in restructuring and other in the consolidated statement of operations. The net results of the CUIG business are not included in discontinued operations in the consolidated statements of operations due to the Company’s level of continuing involvement as an IT service provider to the business.

NOTE 20:	QUARTERLY FINANCIAL DATA (UNAUDITED)

(in millions, except per share amounts)

	Year Ended December 31, 2004(1) (2) (3) (4)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$5,196	$5,235	$4,943	$5,295	$20,669
Gross profit from operations	418	381	200	714	1,713
Restructuring and other	(8)	37	(4)	149	174
Income (loss) from continuing operations	(38)	(132)	(169)	44	(295)
Income from discontinued operations	26	402	16	9	453
Net income (loss)	(12)	270	(153)	53	158
Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.07)	$(0.27)	$(0.33)	$0.08	$(0.59)
Net income (loss)	(0.02)	0.54	(0.30)	0.10	0.32
Diluted earnings per share of common stock:
Income (loss) from continuing operations	$(0.07)	$(0.27)	$(0.33)	$0.08	$(0.59)
Net income (loss)	(0.02)	0.54	(0.30)	0.10	0.32
Cash dividends per share of common stock	$0.15	$0.15	$0.05	$0.05	$0.40

	Year Ended December 31, 2003(1) (5) (6) (7)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$5,013	$5,058	$4,991	$5,508	$20,570
Gross profit (loss) from operations	487	615	429	(12)	1,519
Restructuring and other	48	43	15	85	191
Income (loss) from continuing operations	(17)	66	(35)	(371)	(357)
Income from discontinued operations	23	15	19	34	91
Cumulative effect on prior years of changes in accounting principles	(1,432)	–	–	–	(1,432)
Net income (loss)	(1,426)	81	(16)	(337)	(1,698)
Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.04)	$0.14	$(0.07)	$(0.77)	$(0.75)
Net income (loss)	(2.99)	0.17	(0.03)	(0.70)	(3.55)
Diluted earnings per share of common stock:
Income (loss) from continuing operations	$(0.04)	$0.14	$(0.07)	$(0.77)	$(0.75)
Net income (loss)	(2.99)	0.17	(0.03)	(0.70)	(3.55)
Cash dividends per share of common stock	$0.15	$0.15	$0.15	$0.15	$0.60

(1)	Previously reported quarterly results have been restated to reflect the impact of discontinued operations (see Note 17).
(2)	Includes a pre-tax charge of $375 million recognized in the third quarter to write-down long-lived assets related to the NMCI contract.
(3)	Includes pre-tax charges of $37 million recognized in the first quarter and $135 million recognized in the second quarter related to the termination of a significant commercial contract.
(4)	Includes pre-tax credits of $17 million recognized in the third quarter and $13 million recognized in the fourth quarter reversing a portion of charges taken in the second quarter of 2004 related to the termination of a significant commercial contract.
(5)	Includes a pre-tax credit of $98 million recognized in the second quarter reversing a portion of charges taken in 2002 related to the MCI bankruptcy.
(6)	Includes a pre-tax charge of $559 million recognized in the fourth quarter to write-down deferred costs related to the NMCI contract.
(7)	The quarterly results for 2003 have been restated to reflect a more appropriate allocation of bonus expense among the periods. The results for the third and fourth quarters of 2003 have been restated to reflect the recognition of $9 million in revenue in the fourth quarter which had previously been reported in the third quarter. The aforementioned items had the following impact on income (loss) from continuing operations and net income in the respective quarterly results of 2003: 1Q - $5 million; 2Q - $(7) million; 3Q - $(15) million; and 4Q - $17 million).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

EDS evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

In connection with the review by our independent auditors, KPMG LLP, of our third quarter 2004 interim financial statements, and the on-going procedures related to their audit of internal controls over financial reporting, in November 2004 KPMG notified our management and the Audit Committee of the Board of Directors that KPMG had identified significant deficiencies that it considered material weaknesses in the company’s internal controls. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.

KPMG noted two control deficiencies that it considered to be material weaknesses. The first of these was noted in connection with KPMG’s procedures on management’s analysis related to the recoverability of long-lived assets related to our NMCI contract. During the third quarter of 2004, we recorded a non-cash impairment charge of $375 million to write down NMCI contract-related fixed asset and prepaid software license balances to estimated fair value. KPMG reported its belief that there is a material weakness in our controls surrounding the supervisory review of the impairment analysis, particularly with respect to a systematic, objective and critical validation of assumptions used to prepare the impairment analysis. We have undertaken to correct this weakness by establishing enhanced supervisory controls to periodically review and validate the assumptions and have concluded such controls were operating effectively as of December 31, 2004.

The second material weakness noted by KPMG was a control deficiency with respect to the supervisory review of recognition of previously deferred contract revenues. There were several instances in which previously deferred contract revenue was recognized in a particular quarter when the relevant contract settlement document was signed after the end of that quarter (within a short time period after the end of the quarter and when we believed that we had met SAB No. 104 standards for recognition within the prior quarter). We have corrected this deficiency by establishing additional monitoring controls over deferred revenue and amending our policy to provide that the actual execution of contract settlement documents shall be a prerequisite for recognition of deferred revenues previously deferred due to contract disputes. Such controls and policy were in place as of December 31, 2004 and we have concluded that they were operating effectively at that date.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. EDS’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of EDS’ internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, EDS management believes that the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. We refer you to “Management’s Report on Internal Control Over Financial Reporting” preceding our consolidated financial statements in Item 8 of this Form 10-K, which is incorporated by reference herein. KPMG issued an attestation report on management’s assessment of internal control over financial reporting. This report appears immediately before our consolidated financial statements in Item 8 of this Form 10-K.

Except for the remediation actions related to the material weaknesses noted above, we have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of EDS who are standing for re-election or will remain in office following the 2005 Annual Meeting of Shareholders is incorporated herein by reference to the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 (the “2005 Proxy Statement”). Richard W. Fisher, 55, a director of EDS since 2004, will resign from the Board prior to the Annual Meeting. Mr. Fisher was Deputy U.S. Trade Representative from December 1997 to January 2001, Senior Advisor of FCM Investments from January 1, 2001 to March 2005, and Managing Partner from June 2002 to April 2003, and Vice Chairman from April 2003 to March 2005, of Kissinger McLarty Associates, and has been appointed President of the Federal Reserve Bank of Dallas effective April 2005. Judith Rodin, 60, a director of EDS since 1996, will not continue as a director following the Annual Meeting. Dr. Rodin was President of the University of Pennsylvania from 1994 to October 2004 and has been President of the Rockefeller Foundation since March 2005.

The names and ages of our executive officers as of March 1, 2005, and the position(s) each of them has held during the past five years, are included in Part I of this Form 10-K under the caption “Executive Officers of EDS.”

Information regarding the Audit Committee of the Board of Directors is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Committees of the Board – Audit Committee” in the 2005 Proxy Statement.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section entitled “Executive Compensation and Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement.

Information regarding the EDS Code of Business Conduct is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – EDS Code of Business Conduct” in the 2005 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the sections entitled “Corporate Governance and Board Matters – Compensation of Non - Employee Directors” and “Executive Compensation and Other Information” in the 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our common stock is incorporated herein by reference to the section entitled “Stock Ownership of Management and Certain Beneficial Owners” in the 2005 Proxy Statement.

The following table sets forth information as of December 31, 2004 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under such plans. We refer you to Note 11 – Stock Purchase and Incentive Plans of the Notes to Consolidated Financial Statements (Item 8) above for a description of these equity compensation plans.

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	52,966,587	(3)	$24.8057502	104,083,197	(4)
Equity Compensation Plans Not Approved by Security Holders(2)	18,082,427	(3)	$46.98548602	1,177,561

Total	71,049,014		$30.45063436	105,260,758

(1)	Equity compensation plans approved by security holders are the 2003 Incentive Plan of Electronic Data Systems Corporation (the “Incentive Plan”) and the EDS Stock Purchase Plan. In addition to outstanding options, at December 31, 2004 there were 3,255,479 unvested restricted stock units outstanding under the Incentive Plan.
(2)	Equity compensation plans not approved by security holders are the PerformanceShare 1997 Nonqualified Stock Option Plan (“PerformanceShare”), Global Share Plan (“Global Share”), Transition Incentive Plan, Transition Inducement Plan, Executive Deferral Plan (“EDP”), EDS United Kingdom Executive Deferral Plan (“UK EDP”), and EDS Deferred Compensation Plan for Non-Employee Directors (“Director Deferral Plan”). The number of outstanding options reported in Column A does not include an aggregate of 4,837,943 deferred shares outstanding under the EDP and UK EDP and 123,928 phantom stock units credited under the Director Deferral Plan.
(3)	Excludes purchase rights under the Stock Purchase Plan, which has a shareholder approved reserve of 57,500,000 shares. Under the plan, eligible employees may purchase common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 of the Fair Market Value per year.
(4)	Includes 42,979,677 shares available for future issuance under the Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation and Other Information” in the 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section entitled “Fees Billed by Independent Auditor” in the 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Management Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) as of and for the years ended     December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

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

(a)(3)	Exhibits

Included in this Form 10-K:

Exhibit No.	Description
10.1	Form of Change in Control Employment Agreement between EDS and each of Charles S. Feld, Stephen F. Schuckenbrock and certain other officers who are not “named executive officers” in our 2005 proxy statement. *
10.2	Executive Severance Benefit Agreement between EDS and Robert H. Swan dated December 21, 2004. *
10.3	Amended and Restated 2003 Incentive Plan of Electronic Data Systems Corporation. *
10.4	Amended and Restated EDS Deferred Compensation Plan for Non-Employee Directors.
10.5	Summary of EDS Non-employee Director Compensation Program furnished to non-employee directors.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of EDS as of December 31, 2004.
23	Consent of Independent Auditors.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished solely to accompany this Annual Report and not filed for purposes of Section 18 of the Exchange Act or to be incorporated by reference into any prior or subsequent filing of EDS, regardless of any general incorporation language in such filing).
99.1	Amendment No. 6 to Receivables Purchase Agreement dated as of November 24, 2004 among EDS, EDS Information Services L.L.C. (“EIS”), Legacy Receivables LLC, CAFCO, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as agent.

Not included in this Form 10-K:

•	The Restated Certificate of Incorporation of EDS, as amended through June 7, 1996, is Exhibit 3(a) to our Current Report on Form 8-K dated June 7, 1996, and is hereby incorporated by reference.

•	The Amended and Restated Bylaws of EDS is Exhibit 3 to Amendment No. 1 to our Registration Statement on Form 8-A, File No. 001-11779, and is hereby incorporated by reference.

•	Indenture dated August 12, 1996 between EDS and Texas Commerce Bank National Association, as Trustee, is Exhibit 4 to our Registration Statement on Form S-3 (File No. 333-10145) and is hereby incorporated by reference.

•	Supplemental Indenture dated October 12, 1999 between EDS and Chase Bank of Texas, National Association as trustee, is Exhibit 4.4 to our Form 8-K dated October 12, 1999, and is hereby incorporated by reference.

•	Third Supplemental Indenture dated October 10, 2001 between EDS and The Chase Manhattan Bank, as trustee, is Exhibit 4.1 to our Form 8-K dated October 4, 2001, and is hereby incorporated by reference.

•	Fourth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 3.875% Convertible Senior Notes due 2023 of EDS is Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and is hereby incorporated by reference.

•	Fifth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 6.00% Senior Notes due 2013, Series A and B, of EDS is Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003 and is hereby incorporated by reference.

•	Three-and-One-Half Year Multi Currency Revolving Credit Agreement dated September 29, 2004, among EDS, EIS, and the other EDS Subsidiaries that become parties thereto, and the Lenders listed on the signature pages thereto, including Bank of America, N.A., as Syndication Agent, and Citibank, N.A., as Administrative Agent, is Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2004 and is hereby incorporated by reference.

•	Amendment and Restatement Agreement dated September 29, 2004, among EDS, EIS, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent under the Three-Year Multi–Currency Revolving Credit Agreement dated September 29, 2003, among EDS, EIS and certain other EDS subsidiaries, and the financial institutions party thereto, including Bank of America, N.A., and Citicorp North America, Inc. as joint syndication agents and Citicorp North America, Inc., as administrative agent, is Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2004 and is hereby incorporated by reference.

•	Receivables Purchase Agreement dated as of December 27, 2002, among EDS, EIS, Legacy Receivables LLC, CIESCO L.P., Corporate Asset Funding Company, Inc., Citibank, N.A. and Citicorp North America, Inc., as Agent, is Exhibit 10(a) to our Form 10-K for the year ended December 31, 2002 and is hereby incorporated by reference.

•	Amendment No. 3 to Receivables Purchase Agreement dated December 26, 2003 among EDS, EIS, Legacy Receivables LLC, CAFCO, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as agent, is Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.

•	Amendment No. 4 to Receivables Purchase Agreement dated March 5, 2004 among EDS, EIS, CAFCO, LLC, CIESCO, LLC, Citibank, N.A. and Citicorp North America, Inc., as agent, is Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.

•	Purchase and Contribution Agreement dated as of December 27, 2002, between EIS and Legacy Receivables LLC is Exhibit 10(b) to our Form 10-K for the year ended December 31, 2002 and is hereby incorporated by reference.

•	Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

•	Master Service Agreement dated June 7, 1996 between General Motors Corporation and EDS (portions of which are subject to confidential treatment granted by the Securities and Exchange Commission) is Exhibit 4(a) to our Current Report on Form 8-K dated June 7, 1996, and is hereby incorporated by reference.

•	Form of Indemnification Agreement entered into between EDS and each of its directors and certain executive officers is Exhibit 10(f) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.

•	Letter agreement dated March 20, 2003, between EDS and Michael H. Jordan regarding terms and conditions of employment is Exhibit 99(a) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•	Letter agreement dated March 20, 2003, between EDS and Jeffrey M. Heller regarding terms and conditions of employment is Exhibit 99(b) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•	Letter agreement dated December 27, 2002, between EDS and Robert H. Swan regarding terms and conditions of employment is Exhibit 99(c) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•	Change of Control Agreement dated March 20, 2003 between EDS and Michael H. Jordan is Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Addendum to Change of Control Agreement between EDS and Michael H. Jordan dated February 20, 2004 is Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Change of Control Agreement dated March 20, 2003 between EDS and Jeffrey M. Heller is Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Addendum to Change of Control Agreement between EDS and Jeffrey M. Heller dated February 2, 2004 is Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Form of Change in Control Employment Agreement with Robert H. Swan and certain other executive officers who are not “named executive officers” in our 2005 proxy statement is Exhibit 99 to our Registration Statement on Form S-3 (File No. 333-06655) and is hereby incorporated by reference. *

•	Addendum to Change of Control Agreement between EDS and Robert H. Swan dated January 15, 2004 is Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Merger Agreement dated as of December 30, 2003 among EDS, EDS Global Services, Inc., The Feld Group, Inc. and Feld Partners Investments, L.P. is Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.

•	Letter agreement dated December 30, 2003 between EDS and Charles S. Feld regarding terms and conditions of employment is Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Letter agreement dated December 30, 2003 between EDS and Stephen F. Schuckenbrock regarding terms and conditions of employment is Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Letter agreement between A.T. Kearney, Inc. and Heinz L. (Henner) Klein dated October 19, 2004 regarding the terms of Mr. Klein’s employment as Chief Executive Officer of A.T. Kearney, Inc. is filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 19, 2004 and is hereby incorporated by reference. *

•	EDS 1998 Supplemental Executive Retirement Plan is Exhibit 10(c) to our Annual Report on Form 10-K for the year ended December 31, 1998, and is hereby incorporated by reference. *

•	EDS Transition Incentive Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333–65786) and is hereby incorporated by reference.

•	EDS Executive Deferral Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-103044) and is hereby incorporated by reference. *

•	EDS United Kingdom Executive Deferral Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-72086) and is hereby incorporated by reference.

•	EDS Global Share Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-82520) and is hereby incorporated by reference.

•	PerformanceShare, 1997 Nonqualified Stock Option Plan of EDS is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-22077) and is hereby incorporated by reference.

•	EDS Deferred Compensation Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333–101285) and is hereby incorporated by reference.

•	EDS Puerto Rico Savings Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333–101286) and is hereby incorporated by reference.

•	EDS Stock Purchase Plan is Exhibit 10(c) to our Registration Statement on Form S-4 (File No. 333-2543) and is hereby incorporated by reference.

•	1999 EDS Non-Qualified Stock Purchase Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-65828) and is hereby incorporated by reference.

•	EDS Transition Inducement Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333–101287) and is hereby incorporated by reference.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10–K.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedule.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electronic Data Systems Corporation

Dated: March 24, 2005	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Dated: March 24, 2005	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2005	By:	/S/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 24, 2005	By:	/S/ SCOT McDONALD
Scot McDonald
Controller (Principal Accounting Officer)

W. Roy Dunbar*	Director	*By:	/S/ BRUCE N. HAWTHORNE
Roger A. Enrico *	Director		Bruce N. Hawthorne
Richard Fisher*	Director		Attorney-in-fact
Ray J. Groves *	Director		March 24, 2005
Ellen M. Hancock *	Director
Jeffrey M. Heller *	Director
Ray L. Hunt *	Director
Edward A. Kangas *	Director
C. Robert Kidder *	Director
Judith Rodin *	Director
Solomon D. Trujillo *	Director

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions (deductions) charged to other accounts		Deductions		Balance at end of year
FOR THE YEAR ENDED DECEMBER 31, 2004
Allowances deducted from assets:
Accounts and notes receivable	$124	$112	$(11	)(b)	$73		$152

FOR THE YEAR ENDED DECEMBER 31, 2003
Allowances deducted from assets:
Accounts and notes receivable	$269	$104	$—		$249	(a)	$124

FOR THE YEAR ENDED DECEMBER 31, 2002
Allowances deducted from assets:
Accounts and notes receivable	$95	$231	$(1	)(b)	$56	(a)	$269

Notes:

(a)	Primarily accounts written off and reversal in 2003 of $98 million of allowances associated with a service contract with MCI

(b)	Deductions resulting from divestitures