Form 10-Q
period 2005-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2005-05-06
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were 518,876,231 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                                                                                  Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	16
Item 4.	Controls and Procedures	26
Part II -	Other Information
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26
Signatures	27

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004

Revenues...............................................................................................................................................................	$ 4,940	$ 5,196

Costs and expenses
Cost of revenues..........................................................................................................................................	4,481	4,779
Selling, general and administrative............................................................................................................	455	390
Restructuring and other..............................................................................................................................	(4)	(8)
Total costs and expenses...................................................................................................................	4,932	5,161

Operating income.................................................................................................................................	8	35

Interest expense...................................................................................................................................................	(63)	(81)
Interest income and other, net...........................................................................................................................	57	7
Other income (expense).......................................................................................................................	(6)	(74)

Income (loss) from continuing operations before income taxes...................................................	2	(39)

Provision (benefit) for income taxes..................................................................................................................	-	(1)
Income (loss) from continuing operations.......................................................................................	2	(38)
Income from discontinued operations, net of income taxes..........................................................	2	26
Net income (loss).................................................................................................................................	$ 4	$ (12)

Basic earnings per share of common stock
Income (loss) from continuing operations.......................................................................................	$ -	$ (0.07)
Income from discontinued operations..............................................................................................	0.01	0.05
Net income (loss).................................................................................................................................	$ 0.01	$ (0.02)
Diluted earnings per share of common stock
Income (loss) from continuing operations.......................................................................................	$ -	$ (0.07)
Income from discontinued operations..............................................................................................	0.01	0.05
Net income (loss).................................................................................................................................	$ 0.01	$ (0.02)

Cash dividends per share...................................................................................................................................	$ 0.05	$ 0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents.............................................................................................................................	$ 1,655	$ 2,102
Marketable securities......................................................................................................................................	1,407	1,490
Accounts receivable, net................................................................................................................................	3,307	3,360
Prepaids and other...........................................................................................................................................	995	925
Deferred income taxes.....................................................................................................................................	607	602
Total current assets.....................................................................................................................................	7,971	8,479

Property and equipment, net..............................................................................................................................	2,171	2,216
Deferred contract costs, net...............................................................................................................................	681	708
Investments and other assets............................................................................................................................	828	914
Goodwill.................................................................................................................................................................	3,961	3,657
Other intangible assets, net................................................................................................................................	881	904
Deferred income taxes.........................................................................................................................................	972	866
Total assets...............................................................................................................................................	$ 17,465	$ 17,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable............................................................................................................................................	$ 547	$ 534
Accrued liabilities............................................................................................................................................	2,675	2,944
Deferred revenue..............................................................................................................................................	1,059	1,062
Income taxes.....................................................................................................................................................	60	58
Current portion of long-term debt and secured A/R facility.....................................................................	656	658
Total current liabilities.................................................................................................................................	4,997	5,256

Pension benefit liability.......................................................................................................................................	1,184	1,157
Long-term debt, less current portion................................................................................................................	3,110	3,168
Minority interests and other long-term liabilities............................................................................................	798	723
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued.........................................	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 522,748,596 shares issued at March 31, 2005 and December 31, 2004.................................................................................................................	5	5
Additional paid-in capital...............................................................................................................................	2,458	2,433
Retained earnings............................................................................................................................................	5,391	5,492
Accumulated other comprehensive loss......................................................................................................	(176)	(59)
Treasury stock, at cost, 5,503,193 and 7,443,650 shares at March 31, 2005 at December 31, 2004, respectively...................................................................................................................................................	(302)	(431)
Total shareholders' equity.........................................................................................................................	7,376	7,440
Total liabilities and shareholders' equity.............................................................................................	$ 17,465	$ 17,744

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income (loss).........................................................................................................................................	$ 4	$ (12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges................................................................	356	532
Deferred and stock-based compensation.............................................................................................	59	12
Intangible and fixed asset write-downs................................................................................................	2	35
Other..........................................................................................................................................................	(8)	(42)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable............................................................................................................................	(14)	138
Prepaids and other...............................................................................................................................	(110)	(10)
Deferred contract costs.......................................................................................................................	(25)	(26)
Accounts payable and accrued liabilities........................................................................................	(136)	(438)
Deferred revenue..................................................................................................................................	21	48
Income taxes.........................................................................................................................................	(106)	(12)
Total adjustments............................................................................................................................	39	237
Net cash provided by operating activities...............................................................................................	43	225

Cash Flows from Investing Activities
Proceeds from sales of marketable securities..........................................................................................	403	12
Proceeds from investments and other assets..........................................................................................	101	32
Proceeds related to divested assets and non-marketable equity investments...................................	1	85
Payments for purchases of property and equipment.............................................................................	(146)	(182)
Payments for investments and other assets............................................................................................	(13)	(99)
Acquisitions, net of cash acquired, and non-marketable equity investments...................................	(417)	(50)
Purchases of software and other intangibles..........................................................................................	(39)	(103)
Purchases of marketable securities...........................................................................................................	(323)	(43)
Other..............................................................................................................................................................	7	6
Net cash used in investing activities........................................................................................................	(426)	(342)

Cash Flows from Financing Activities
Proceeds from long-term debt and secured A/R facility........................................................................	-	6
Payments on long-term debt and secured A/R facility..........................................................................	-	(6)
Capital lease payments................................................................................................................................	(35)	(45)
Employee stock transactions.....................................................................................................................	14	16
Dividends paid.............................................................................................................................................	(26)	(73)
Other..............................................................................................................................................................	-	(7)
Net cash used in financing activities........................................................................................................	(47)	(109)
Effect of exchange rate changes on cash and cash equivalents..................................................................	(17)	11
Net decrease in cash and cash equivalents.....................................................................................................	(447)	(215)
Cash and cash equivalents at beginning of period........................................................................................	2,102	2,197
Cash and cash equivalents at end of period....................................................................................................	$ 1,655	$ 1,982

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's 2004 Annual Report on Form 10‑K.

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

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for construction elements associated with client contracts, projected cash flows associated with recoverability of non-current assets, liabilities associated with pensions and performance guarantees, loss accruals for litigation, receivables collectibility and the likelihood of vesting of performance-based stock compensation.

Certain reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation.

NOTE 2: ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2005, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $53 million ($36 million net of tax, or $0.07 per share), for the three months ended March 31, 2005. Compensation expense presented in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2005 includes $37 million in cost of revenues, and $16 million in selling, general and administrative.

Prior to January 1, 2005, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan.

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the three months ended March 31, 2004 (in millions, except per share amounts):

2004
Net loss:
As reported...........................................................................................................................................................	$ (12)
Stock-based employee compensation cost included in reported net loss, net of related tax effects of $4 million............................................................................................................................................................	8
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects of $21 million......................................................................................	(40)
Pro forma...............................................................................................................................................................	$ (44)

Basic earnings per share of common stock:
As reported...........................................................................................................................................................	$ (0.02)
Pro forma...............................................................................................................................................................	(0.09)
Diluted earnings per share of common stock:
As reported...........................................................................................................................................................	$ (0.02)
Pro forma...............................................................................................................................................................	(0.09)

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. The Company recognized revenues of approximately $70 million and $80 million, respectively, during the three months ended March 31, 2005 and 2004 which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00‑21. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003. Such revenues have been partially offset by deferred cost amortization and charges recognized by the Company since January 1, 2003 associated with costs that had been recognized prior to January 1, 2003 and deferred in the cumulative effect adjustment.

NOTE 3: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Basic earnings per share.....................................................................................................................	517	482
Diluted earnings per share..................................................................................................................	523	482

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2004 because the Company reported a loss from continuing operations in that period. Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Common stock options.......................................................................................................................	47	79
Restricted stock units..........................................................................................................................	-	7
Convertible debt and forward purchase contracts.........................................................................	20	48

NOTE 4:   STOCK-BASED COMPENSATION

Stock Purchase Plan

Under the Stock Purchase Plan, eligible employees may purchase EDS common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year in market value. Shares of EDS common stock purchased under the plan may not be sold or transferred within one year of the date of purchase.  The number of shares originally authorized for issuance under this plan is 57.5 million.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are "broad-based" plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of March 31, 2005, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of March 31, 2005, no shares were available for issuance under these plans.

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

During the three months ended March 31, 2005 and 2004, 6.7 million and 0.9 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of three to 10 years. The March 31, 2005 grant consisted of performance-vesting restricted stock units. The number of awards that vest is dependent upon the Company's performance over a three-year period with vesting thereafter. The weighted-average fair values of the restricted stock units granted were $18.56 and $23.22 for the three months ended March 31, 2005 and 2004, respectively. The quoted market price of common stock as of the date of grant is charged to operations over the vesting period.

Transition Incentive Plan

The Transition Incentive Plan permits the grant of nonqualified stock options to eligible employees. This plan was intended to be used exclusively for the grant of stock options to former employees of Structural Dynamics Research Corporation ("SDRC"), which was acquired in August 2001, and UGS PLM Solutions Inc., which became a wholly owned subsidiary in September 2001, and has been used exclusively for that purpose. UGS PLM Solutions (which was the successor by merger to SDRC) was sold by the Company in May 2004. Such options have an exercise price equal to the fair market value per share of common stock on the grant date, vested in May 2004 in connection with the sale of UGS PLM Solutions, and are exercisable for two years from the date of such sale.  The number of options originally authorized for issuance under this plan is 3.7 million.

Transition Inducement Plan

The Transition Inducement Plan permits awards in the form of nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards or stock grants to eligible employees. This plan was adopted in October 2002 in anticipation of then proposed New York Stock Exchange rules which provide that awards issued to induce new employment or in exchange for awards under an "acquired" plan are not subject to shareholder approval. All options granted under this plan must have an exercise price not less than the fair market value per share of common stock on the grant date. The maximum number of shares that can be issued under this plan is 7.0 million, of which not more than 2.0 million are available for awards other than in the form of stock options. During the three months ended March 31, 2004, 0.9 million restricted stock units with a weighted-average fair value of $23.58 were granted under this plan.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123R. The Company uses historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that have similar historical exercise behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted was $10.69 and $8.60 for the three months ended March 31, 2005 and 2004, respectively. The fair value of each option is estimated at the date of grant, with the following weighted-average assumptions for the three months ended March 31, 2005 and 2004, respectively: dividend yields of 1.0% and 3.0%; expected volatility of 60.8% and 63.0%; risk-free interest rate of 4.2% and 2.7%; and expected lives of 5.0 years and 4.8 years. The total intrinsic value of options exercised during the three months ended March 31, 2005, was $2.7 million, resulting in tax deductions to realize benefits of $0.9 million. The Company's current practice is to issue treasury shares to satisfy share option exercises. A summary of options activity under PerformanceShare, Global Share, Incentive Plan, Transition Incentive Plan and Transition Inducement Plan during the three months ended March 31, 2005, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(millions)	Price	Term	(millions)
Fixed Options:
Outstanding at December 31, 2004..............................................	70.9	$31
Granted............................................................................................	1.2	$21
Exercised..........................................................................................	(0.7)	$17
Forfeited..........................................................................................	(9.7)	$57
Outstanding at March 31, 2005....................................................	61.7	$27	5.7 years	$ 104.2
Exercisable.......................................................................................	32.5	$30	4.5 years	$ 58.5

During 2003, the Company's Board of Directors authorized and its shareholders approved a program designed to offer certain employees that held certain stock options with exercise prices greater than $33 per share an opportunity to exchange all of their eligible options for the right to receive a lesser number of new options at a later date, assuming continued employment. The option exchange offer, which extended from August 24, 2003 through September 23, 2003, permitted such employees to receive new options with a theoretical value equivalent to the value of the forfeited options, generally one new option for every 1.5 to 3.0 options forfeited. Upon completion of the offer in September 2003, options to purchase 39.1 million shares were tendered, and new options for 17.6 million shares were issued in March 2004 in respect of the exchanged options, more than six months and one day from the date of forfeiture. The new options have an exercise price equal to the fair market value of the common stock on the date of the grant and were issued under the Incentive Plan.

As of March 31, 2005, there was approximately $314 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

The fair value of each restricted stock unit is generally the market price of the Company's stock on the date of grant. However, if the shares have a mandatory holding period after the date of vesting, a discount is provided based on the length of the holding period. A discount was applied in determining the fair value of all restricted stock unit awards to adjust for the present value of foregone dividends during the period the award is outstanding and unvested. An additional discount of 15% was applied in determining the fair value of all units subject to transfer restrictions for a one-year period following vesting. This transferability discount was derived based on the value of a one-year average-strike lookback put option. A summary of the status of the Company's nonvested restricted stock units as of March 31, 2005, and changes during the three months ended March 31, 2005, is presented below:

		Weighted-
		Average
	Shares	Grant Date
	(millions)	Fair Value
Nonvested restricted stock units:
Nonvested at December 31, 2004.....................................................................................................	3.3	$33
Granted.................................................................................................................................................	6.7	$19
Vested...................................................................................................................................................	(0.7)	$30
Forfeited...............................................................................................................................................	(0.1)	$36
Nonvested at March 31, 2005...........................................................................................................	9.2	$23

As of March 31, 2005, there was approximately $147 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.9 years. Total compensation expense for restricted stock units was $13 million ($9 million net of tax) and $12 million ($8 million net of tax), respectively,  for the three month periods ended March 31, 2005 and 2004. The total fair value of shares vested during the three months ended March 31, 2005, was $22 million, resulting in tax deductions to realize benefits of $5 million.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company's general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the three months ended March 31, 2005 and 2004, there were no employer contributions to the plan.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $5.5 billion and $5.2 billion at March 31, 2005 and December 31, 2004, respectively. Depreciation expense for the three months ended March 31, 2005 and 2004 was $208 million and $270 million, respectively.

NOTE 6: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The carrying amount of such equity interest was $96 million at March 31, 2005. The Company accounts for its interest in the partnership under the equity method. At March 31, 2005, the partnership's remaining leveraged lease investments involve leases with Delta Airlines, Continental Airlines, American Airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be impaired.

NOTE 7: COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income (loss) was $(113) million and $(33) million for the three months ended March 31, 2005 and 2004 respectively. The difference between comprehensive income (loss) and net income (loss) for the three months ended March 31, 2005 and 2004 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 1.9 million shares of treasury stock at a cost of $129 million during the three months ended March 31, 2005. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $79 million in the accompanying unaudited condensed consolidated balance sheet at March 31, 2005.

NOTE 8: SEGMENT INFORMATION

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Revenues and operating income (loss) of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates.

The following is a summary of certain financial information by reportable segment, including the components of the Outsourcing segment, for the three months ended March 31, 2005 and 2004 (in millions):

	2005		2004
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Outsourcing:
Americas..........................................................................................	$ 2,597	$ 352	$ 2,690	$ 267
EMEA..............................................................................................	1,497	139	1,699	235
Asia Pacific.....................................................................................	303	13	310	27
Other................................................................................................	-	(123)	-	(131)
Total Outsourcing......................................................................	4,397	381	4,699	398
NMCI...........................................................................................	166	(57)	229	(145)
A.T. Kearney..............................................................................	204	(11)	232	2
All other.......................................................................................	173	(305)	36	(220)
Total.........................................................................................	$ 4,940	$ 8	$ 5,196	$ 35

NOTE 9: RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute $150-$250 million to its pension plans during 2005, including discretionary and statutory contributions. The Company contributed $25 million to its defined benefit pension plans during the three months ended March 31, 2005.

The following table presents the components of net periodic pension cost recognized in earnings for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Service cost...........................................................................................................................................	$ 89	$ 78
Interest cost..........................................................................................................................................	116	103
Expected return on plan assets..........................................................................................................	(133)	(110)
Amortization of transition obligation................................................................................................	1	1
Amortization of prior-service cost.....................................................................................................	(8)	(8)
Amortization of net actuarial loss......................................................................................................	14	16
Net periodic benefit cost.....................................................................................................................	79	80
Special termination benefit.................................................................................................................	-	1
Net periodic benefit cost after curtailments and settlements....................................................	$ 79	$ 81

As a result of the termination of the Company's service contract with the U.K. Government's Inland Revenue department, the contract's workforce transitioned to the new IT provider in July 2004. Most of the pension liability associated with this workforce will also transition to the new provider, resulting in the recognition of a settlement loss of $75-90 million. The actual amount of the loss will be determined and recognized in the Company's statement of operations upon final settlement of the obligation, which is expected to occur in the second quarter of 2005.

NOTE 10: COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $1 million and $18 million, respectively, during the three months ended March 31, 2005 and 2004. As of March 31, 2005, an aggregate of $389 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At March 31, 2005, the Company had net deferred contract and set-up costs of $681 million, of which $353 million related to 14 contracts with active construct activities. One such active construct contract with the U.K. Government had deferred contract costs of $259 million at March 31, 2005. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $209 million at March 31, 2005. No contract or set-up costs associated with the NMCI contract have been deferred during 2004 or 2005. Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed.

Pending Litigation and Proceedings

The Company and certain of its former officers are defendants in numerous purported shareholder class action suits filed from September through December 2002 in response to its September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements or omissions of material facts regarding the Company's financial condition. In addition, five purported class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act ("ERISA") and made misrepresentations to the class regarding the value of EDS shares. The Company's motions to centralize all of the foregoing cases in the U.S. District Court for the Eastern District of Texas have been granted.

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

On November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding Defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the Defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on November 23, 2004 requesting that the Court hear and reverse the trial court's class certification order as to the class certified in the ERISA action. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court. That court also granted the Company's motion to expedite the appeal, and oral arguments were heard on the appeal on April 5, 2005.   On May 5, 2005, the Company reached an agreement with the class representatives in the ERISA action to settle that action, subject to final approval of the settlement an independent fiduciary and the U.S. District Court for the Eastern District of Texas and the receipt of certain assurances from the Department of Labor, and filed a joint motion to stay the proceedings with the court pending such approvals. Under the terms of the settlement, a cash payment would be paid entirely by one of the Company's insurers. In addition, the Company would continue to make the matching contribution under the EDS 401(k) Plan through 2006 and make certain changes to the Plan.

On February 11, 2005, the U.S. District Court for the Eastern District of Texas certified a class in the consolidated securities action of all persons and entities, excluding defendants, who purchased or otherwise acquired EDS securities between February 7, 2001 through September 18, 2002 and who were damaged thereby. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on February 28, 2005 requesting that the Court hear and reverse the trial court's class certification order as to the class certified in the securities action. On April 28, 2005, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court. A trial commencement date of September 26, 2005 has been established for the consolidated securities action and the consolidated ERISA action. The Company intends to defend these actions vigorously.  A trial commencement date of September 26, 2005 has been established for the consolidated securities action.  The Company intends to defend this action vigorously.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against the Company's directors and certain former officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements or omissions of material facts regarding the Company's financial condition similar to those raised in the purported class actions described above. These cases have been consolidated into a single action in the District Court of Collin County, Texas. This action will be defended vigorously.

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

On October 15, 2004 and on October 18, 2004, two derivative complaints were filed by shareholders against certain current and former directors of the Company, and the Company's external auditors, in the U.S. District Court for the Eastern District of Texas. The actions alleged against the Company include breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements or omissions of material facts regarding the Company's financial condition similar to those raised in the purported class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages. The actions have also been stayed pending resolution of the above referenced securities action. These actions will be defended vigorously.

The Company is not able to determine the actual impact of these actions on its consolidated financial statements. However, it is reasonably possible that the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation relating to the Company's purchase and settlement of forward contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, customer contracts that contain prepayment provisions, the events leading up to its third quarter 2002 earnings guidance announcement and events associated with the Company's NMCI contract. The SEC has deposed members of the Company's management and the account team regarding these issues, including the NMCI contract. The SEC staff's investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC's views of the issues being investigated or any action that the SEC might take.

In July 2004, the Company voluntarily reported to the SEC staff a matter regarding a transaction with a third party, which was subsequently identified as Delphi Corporation. The transaction was not material to the Company. In September 2004, Delphi reported that in August 2004 it had received a formal order of investigation from the SEC indicating the staff had commenced an inquiry regarding, among other things, payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for system implementation services in 2002 and in early 2003. In addition, Delphi reported that the staff was also reviewing the accounting treatment of other suppliers of IT services to Delphi. The SEC has formally requested documents relating to the Company's transactions with Delphi. The Company has been cooperating with the SEC staff regarding this matter and will continue to do so.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for claims and pending actions at March 31, 2005 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 11: DISCONTINUED OPERATIONS

Discontinued operations is comprised primarily of the Company's UGS PLM Solutions subsidiary sold during the second quarter of 2004. Discontinued operations also includes the net results of the Company's Soft Solution business sold during the fourth quarter of 2004. Following is a summary of income from discontinued operations before income taxes, excluding gains and losses, for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Revenues...............................................................................................................................................	$ -	$ 237
Costs and expenses.............................................................................................................................	-	199
Operating income.................................................................................................................................	-	38
Other income (expense).......................................................................................................................	-	-
Income from discontinued operations before income taxes....................................................	$ -	$ 38

During the three months ended March 31, 2005, the Company recognized a pre-tax gain of $3 million related to the settlement of contingencies associated with the sales of certain businesses classified as discontinued operations in prior years.

NOTE 12: RESTRUCTURING AND OTHER

The following table summarizes restructuring and other charges incurred for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Employee separation and exit costs..................................................................................................	$ (4)	$ 58
Pre-tax gain on disposal of Automotive Retail Group....................................................................	-	(65)
Other......................................................................................................................................................	-	(1)
Total.................................................................................................................................................	$ (4)	$ (8)

The Company recorded restructuring charges of $58 million during the three months ended March 31, 2004 resulting from the involuntary termination of approximately 400 employees. This amount included a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million. While the Company plans to continue its efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

The following table summarizes activity in restructuring accruals for the three months ended March 31, 2005 (in millions):

	Early Retirement Offer	Employee Separations	Exit Costs	Total
Balance at December 31, 2004................................................	$ 50	$ 152	$ 7	$ 159
Reversal of prior restructuring accruals..................................................................		(4)	-	(4)
Amounts utilized........................................................................................................		(28)	-	(28)
Balance at March 31, 2005........................................................................................		$ 120	$ 7	$ 127

During the first quarter of 2004, the Company sold its Automotive Retail Group ("ARG") for $85 million cash and recognized a pre-tax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the three months ended March 31, 2004. The net results of ARG are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business.

 NOTE 13: ACQUISITIONS

On March 1, 2005, the Company and Towers Perrin entered into a joint venture whereby Towers Perrin contributed cash and its pension, health and welfare administration services business and the Company contributed cash and its payroll and related human resources ("HR") outsourcing business to a new company, known as ExcellerateHRO LLP. Upon closing of the transaction, Towers Perrin received $417 million in cash and a 15% minority interest valued at $67 million, representing total consideration paid by the Company to Towers Perrin, and the Company received an 85% interest in the new company. The acquisition enabled the Company to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of acquisition. The transaction was accounted for as an acquisition by the Company with the purchase price preliminarily being allocated as follows: property and equipment - $37 million; other intangibles - $41 million; goodwill - $401 million; other assets - $5 million; and minority interest - $67 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and its advisors' projections of operating results of the new company, the ability to accelerate the Company's growth in the HR outsourcing market and the competitive differentiation offered by the relationship with Towers Perrin.  While the Company has not completed its purchase price allocation and plans associated with the workforce realignment of the combined entity, such activities are not expected to have a material impact on the Company's financial position or results of operations. Towers Perrin may require the Company to purchase its minority interest in the joint venture at any time after March 1, 2010, or prior to that date upon the occurrence of certain events (including the breach by the Company of certain transaction related agreements, the failure of the joint venture to achieve certain financial results or certain events related to the Company), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. In addition, the Company may require Towers Perrin to sell its minority interest in the joint venture to the Company at any time after March 1, 2012, or prior to that date upon the occurrence of certain events (including the breach by Towers Perrin of certain transaction related agreements or certain events related to Towers Perrin), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue.  Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

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

NOTE 14: SUBSEQUENT EVENTS

In April 2005 the Company reached an agreement to purchase the outstanding minority interest in its Australian subsidiary for a cash purchase price of approximately $135 million.  The transaction is expected to close in May 2005.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

First Quarter Overview

Results. First quarter revenue of $4.9 billion decreased 5% from the prior year first quarter and 8% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. We reported income from continuing operations of $2 million, which included compensation expense of $53 million resulting from a change in accounting for share-based payments (see "Accounting Change" below). We reported a loss from continuing operations of $(38) million, or $(0.07) per share, in the prior year first quarter.

ExcellerateHRO. On March 1, 2005, we launched ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin, to deliver a comprehensive range of human resource (HR) BPO services. ExcellerateHRO combines EDS' payroll and related HR outsourcing business with the pension, health and welfare administration services business formerly operated by Towers Perrin as its TPAS business. The new company enables us to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The $417 million in cash we paid at closing of the transaction was funded from cash on hand. This payment principally represented the purchase price for the acquisition by ExcellerateHRO of Towers Perrin's benefits administration business and the right to use the Towers Perrin brand name, net of Towers Perrin's interest in ExcellerateHRO and its share of the cash capital contribution (approximately $50 million) to the venture.

Accounting Change. We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2005. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $53 million ($36 million net of tax, or $0.07 per share) for the three months ended March 31, 2005. We estimate the expensing of currently outstanding options would have reduced full-year 2004 earnings by approximately $0.28 per share and will reduce full-year 2005 earnings by approximately $0.23 per share. In addition, effective with our March 2005 long-term incentive award grant, we significantly limited the use of annual stock option grants and instead provided annual grants of performance-vesting restricted stock units ("Performance RSUs"). Although we continue to use stock options as a component of the long-term incentive compensation of our senior executives along with Performance RSUs, we have completely replaced the use of stock options in favor of Performance RSUs for all other incentive plan participants. The vesting of the Performance RSUs is tied to our performance as measured by operating margin, net asset utilization and organic revenue growth over multiple year periods. We estimate this change in our long-term incentive compensation strategy will reduce full-year 2005 earnings by approximately $0.06 per share.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. At March 31, 2005, we had approximately 312,000 computer seats under management that were then billable, and approximately 242,000 of these seats had been transitioned (or cutover) to the new environment. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at a price equal to 85% of the full seat price.

In the first quarter of 2005, upon the client's acceptance of our performance against contractual service levels, the incremental seat price between 85% and 100% of the full seat price was billed and revenue was recognized for qualified seats for the performance periods of October and November 2004. In April 2005, we and the client agreed that 118,000 seats qualified for billing at 100% of the full seat price for the performance period of December 2004. We expect to bill the client for such amounts and recognize the associated revenue in the second quarter of 2005. We anticipate additional seats will qualify for 100% seat price billing for the first quarter 2005 performance period. The incremental billing and revenue recognition associated with these seats is expected to occur in the second quarter of 2005 in conjunction with the completion of service level performance reviews for the first quarter 2005 period with the client.

Long-lived assets and lease receivables associated with the contract totaled approximately $159 million and $636 million, respectively, at March 31, 2005. If we do not maintain or exceed current monthly seat cutover rates, or if we do not meet service performance and customer satisfaction levels defined by the agreement signed on September 30, 2004 in accordance with anticipated timelines, estimates of future contract cash flows will decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to increase the average seat price; qualify for performance and customer satisfaction incentives under the contract; improve productivity; extend the contract term through the DON's optional three-year extension period; and seek additional business with this client. We also are seeking to obtain compensation for significant amounts related to services required by and provided to the client in addition to contractual requirements, including services related to legacy applications, and for amounts related to the minimum order obligations under the contract. In addition, we expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term.

For the three months ended March 31, 2005, we reported revenue associated with the NMCI contract of $166 million, operating losses associated with the contract of $57 million and free cash flow from the contract of $11 million. For the three months ended March 31, 2004, we reported revenue of $229 million, operating losses of $145 million and free cash flow usage of $200 million. The decrease in revenue in 2005 compared to 2004 is attributable to a decline in product sales, offset in part by increased service revenue from a greater number of seats under management. The decrease in operating losses in 2005 compared to 2004 is due to increased productivity, reduced depreciation and amortization expense as a result of the impairment of NMCI related long lived assets in the third quarter of 2004, and additional seats under management. The increase in free cash flow in 2005 is due to our repurchase in the fourth quarter of 2004 of assets associated with the NMCI securitization facility, as well as operational improvements. See "Off Balance Sheet Arrangements and Contractual Obligations" below.

Although we continue to have a number of opportunities to improve the performance of the NMCI contract over the longer-term, we also face a number of significant risks, including the factors that resulted in the impairment of assets in the third quarter of 2004. Due to the significant adverse impact this contract has had on our earnings and free cash flow, we intend to disclose our earnings and cash flow from this contract separately from our other operations for the foreseeable future. See "Factors That May Affect Future Results" below.

Total Contract Value of Contract Signings. The total contract value ("TCV") of new business signed during the first quarter was approximately $7.1 billion, up 87% from $3.8 billion in the first quarter of 2004, excluding UGS PLM Solutions signings. First quarter 2005 signings included the approximately $3.85 billion ten-year contract for the first increment of the United Kingdom Ministry of Defence ("UK MoD") project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). We currently estimate full-year 2005 TCV of new business signings of $19.8-$20.8 billion.

Other. We continue to review alternatives to allow us to maximize the value of A.T. Kearney, including the possibility of allowing A.T. Kearney principals to obtain an ownership stake in the business. No decision has been made as to whether to proceed with a transaction that reduces our ownership interest in this business or as to the nature of such transaction, and there is no assurance that we will consummate any such transaction. As of March 31, 2005, we had total assets associated with A.T. Kearney of approximately $466 million, primarily receivables and brand name intangibles.

In connection with our efforts to improve our cost competitiveness and enhance workplace capacity usage, we expect to vacate a significant number of our owned and leased properties through sales of owned real estate and subleasing space at certain leased locations or exiting those locations at lease expiration. We expect to obtain approximately $200 million of cash proceeds from the sale of certain owned real estate during the remainder of 2005. We plan to lease back certain of such real estate for varying terms.  There can be no assurance, however, that we will be able to consummate the disposition of such real estate this year or as to the amount of proceeds from any such disposition.

We refer you to the discussion of the planned new investments in our infrastructure and in new service offerings in 2005 described under "Priorities and Expectations for 2005 and Beyond" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2004. We expect our investments in these initiatives, which reduced our first quarter 2005 earnings by approximately $.02 per share (excluding the impact of our investment in ExcellerateHRO), to accelerate in the second quarter and second half of 2005.

Update of Guidance to Reflect UK MoD Contract. As noted in our 2004 Annual Report on Form 10-K, our financial guidance for 2005 excluded the impact of the UK MoD contract under which we began work in April 2005. We currently expect full-year 2005 earnings of approximately $0.40-$0.50 per share, excluding the incremental $0.29 per share impact related to the expensing of stock options and other long-term incentive awards described above, comprised of earnings from core operations (excluding NMCI) of $0.55-$0.65 per share and a loss of approximately $0.15 per share from NMCI. Our revised earnings estimate reflects a $0.10 per share reduction in our prior estimate related to the impact of the UK MoD contract, principally attributable to the upfront expenditure and capital investment requirements of that contract. We currently expect full-year 2005 revenues of $20-$21 billion, consistent with our prior estimate. We currently expect free cash flow in 2005 of approximately $500-$700 million, comprised of $600-700 million of free cash flow from our core operations and estimated free cash flow usage for the NMCI contract of $0-$100 million, which has not changed from our prior guidance because we anticipate the approximately $250 million upfront investment and capital expenditures related to the UK MoD contract to be substantially offset by an estimated $200 million cash benefit from our plans to monetize our excess real estate capacity.

Our estimates for 2005 financial performance set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations rely on management's current assumptions, including assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the control of management, that could cause actual results to differ materially from such estimates. For a discussion of certain of these factors, we refer you to the discussion under "Factors that May Affect Future Results" and "Cautionary Statement Regarding Forward-Looking Statements" below.

Results of Operations

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM, excluding revenues from UGS PLM Solutions which are reported as discontinued operations, for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Revenues:
Base........................................................................................................................................................	$ 4,475	$ 4,693
GM..........................................................................................................................................................	465	503
Total...............................................................................................................................................	$ 4,940	$ 5,196

The following table displays our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
	2005	2004	2005	2004	2005	2004
Growth in as reported revenues...........................................	(5)%	4%	(5)%	6%	(8)%	(11)%
Impact of foreign currency changes...................................	(2)%	(7)%	(2)%	(8)%	(1)%	(3)%
Constant currency revenue growth....................................	(7)%	(3)%	(7)%	(2)%	(9)%	(14)%
Impact of acquisitions...........................................................	(1)%	-	-	-	-	-
Impact of divestitures............................................................	-	1%	-	1%	-	-
Organic revenue growth.......................................................	(8)%	(2)%	(7)%	(1)%	(9)%	(14)%

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

Base Revenues. The 7% decrease in base organic revenues in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributable to a $267 million, or 6%, decrease in our Outsourcing segment, and a $63 million, or 27%, decrease in our NMCI segment. The decrease in the Outsourcing segment was attributable to a $202 million, or 12%, decrease in Europe, Middle East and Africa (EMEA), a $58 million, or 3%, decrease in the Americas and a $7 million, or 2%, decrease in Asia Pacific. The decrease in EMEA was primarily due to the termination of our contract with the U.K. Government's Inland Revenue department effective June 30, 2004. The decrease in the Americas was primarily due to the termination of our "other commercial contract" effective August 1, 2004. The decrease in our NMCI segment was associated with lower product sales which were partially offset by increased service revenue.

The decrease in our base organic revenues in 2005 was also attributable to the decrease in the TCV of contract signings since 2003. The decrease in TCV will continue to impact revenues in 2005, as a significant portion of our revenue is generated by long-term IT services contracts. Our ability to achieve revenue growth in the future will be dependent on our ability to increase the TCV of contract signings to a level significantly higher than that of 2003 and 2004.

GM Revenues. The 9% decrease in organic revenues from GM was primarily attributable to reduced pricing under the MSA as well as GM's move towards a multi-vendor strategy. We expect these trends to continue over the remaining term of our MSA with GM which expires in June 2006.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 9.3% and 8.0%, respectively, for the three months ended March 31, 2005 and 2004. Our gross margin in 2005 was adversely affected by operating losses on the NMCI contract (150 basis points) and an increase in compensation expense attributable to the change in accounting for share-based payments (75 basis points). Our gross margin in 2004 was adversely affected by operating losses on the NMCI contract (330 basis points), and operating losses and asset writedowns on our "other commercial contract" (190 basis points). Our gross margin in the first quarter of 2005 was also adversely affected by the decrease in organic revenues discussed above, including the termination of our contract with the U.K. Government's Inland Revenue department.  Our gross margin in the second quarter of 2005 will be adversely impacted by the recognition of an estimated $75-90 million loss on the final settlement of our pension obligations associated with the transition of our U.K. Inland Revenue workforce to that client's new service provider. We refer you to Note 9 of our unaudited condensed consolidated financial statements for further information.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 9.2% and 7.5%, respectively, during the three months ended March 31, 2005 and 2004. Approximately 30 basis points of the increase in our SG&A percentage in 2005 was attributable to an increase in compensation expense resulting from the change in accounting for share-based payments. The remaining increase in our SG&A percentage in 2005 was primarily due to service offering development expenditures (20 basis points), incremental sales compensation due to higher TCV signings (20 basis points), incremental legal and regulatory costs (20 basis points), sales, marketing and investments (20 basis points) and lower revenues compared to the prior year (40 basis points).

Restructuring and other. The following table summarizes restructuring and other charges incurred during the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Restructuring and other employee reduction activities:
Employee separation and exit costs..........................................................................................	$ (4)	$ 58
Other activities:
Pre-tax gain on disposal of ARG................................................................................................	-	(65)
Other..............................................................................................................................................	-	(1)
Total.......................................................................................................................................	$ (4)	$ (8)

We recorded restructuring charges of $58 million during the three months ended March 31, 2004 resulting from the involuntary termination of approximately 400 employees. This amount included a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million. While we plan to continue our efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

During the first quarter of 2004, we sold our Automotive Retail Group ("ARG") for $85 million cash and recognized a pre-tax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the three months ended March 31, 2004. The net results of ARG are not included in discontinued operations due to our level of continuing involvement as an IT service provider to the business.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Other income (expense):
Interest expense...................................................................................................................................	$ (63)	$ (81)
Interest income and other...................................................................................................................	57	7
Total...............................................................................................................................................	$ (6)	$ (74)

The decrease in interest expense for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 was primarily due to the extinguishment of debt resulting from our debt exchange offer completed in May 2004. See "Financial Position" and "Liquidity and Capital Resources" for a further discussion of our outstanding debt balance. The increase in interest income and other for the three months ended March 31, 2005 compared to with the three months ended March 31, 2004 was primarily due to interest income on increased levels of cash and marketable securities ($21 million) and foreign currency transaction gains ($18 million).

Income taxes.  Our effective tax rates on income from continuing operations were 27% and 3% for the three months ended March 31, 2005 and 2004, respectively. The lower effective tax rate for 2004 was primarily due to the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions.  Our effective tax rate will fluctuate periodically as a result of our adoption of SFAS 123R. As we record expense under SFAS 123R, a deferred tax asset is recorded with a related tax deferred tax benefit. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset is charged to tax expense in the period of exercise or expiration of the option and, accordingly, would result in a higher effective tax rate in such period. Exclusive of the impact of option exercises, we expect our effective tax rate to be 34% for 2005.

Discontinued operations.  Income from discontinued operations is comprised primarily of the net results of UGS PLM Solutions which was sold during the second quarter of 2004.

Segment information.  We refer you to Note 8 in the notes to our unaudited condensed consolidated financial statements for a summary of certain financial information related to our reportable segments for the three months ended March 31, 2005 and 2004.

Financial Position

At March 31, 2005, we held cash and marketable securities of $3.1 billion, had working capital of $3.0 billion, and had a current ratio of 1.60-to-1. This compares to cash and marketable securities of $3.6 billion, working capital of $3.2 million, and a current ratio of 1.61-to-1 at December 31, 2004. Approximately 10% of our cash and cash equivalents and marketable securities at March 31, 2005 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 59 days at March 31, 2005 compared with 57 days at December 31, 2004. Days sales outstanding were 60 days at March 31, 2005 compared with 57 days at December 31, 2004 after including work in process related to our A.T. Kearney subsidiary. Days payable outstanding were 22 days at March 31, 2005 compared with 20 days at December 31, 2004.

Total debt was $3.8 billion at March 31, 2005 and December 31, 2003. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 33% at March 31, 2005 and December 31, 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

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

At March 31, 2005, the estimated future asset purchases to be financed under existing arrangements were $7 million and there were outstanding an aggregate of $389 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $400 million. Although we intend to continue to utilize CSFTs for current and future client contracts, we believe we have sufficient cash resources and alternative sources of capital to directly finance the purchase of capital assets for such contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securiti-zation
Total estimated draws under financings arranged, net of expirations............	$ 2,826	$ 1,839	$ 987
Estimated amounts not yet drawn........................................................................	7	7	-
Total amounts drawn..............................................................................................	2,819	1,832	987
Amounts repaid.......................................................................................................	(2,430)	(1,443)	(987)
Total outstanding at March 31, 2005...........................................................	$ 389	$ 389	$ -

The following table summarizes CSFT and securitization financing activities for the three months ended March 31, 2005 (in millions):

	Total	CSFT	Securiti-zation
Total outstanding at December 31, 2004...................................................................	$ 443	$ 443	$ -
Total amounts drawn...................................................................................................	1	1	-
Amounts repaid............................................................................................................	55	55	-
Total outstanding at March 31, 2005.................................................................	$ 389	$ 389	$ -

The securitization facility referred to above had been established in 2001 and amended in 2003 to finance the purchase of capital assets for our NMCI contract. Under the terms of the facility, we sold certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purposes entity for accounting purposes. During 2004, we completed agreements with the Trust's lenders to repurchase financial assets for $522 million in cash.

Contractual obligations. The following table summarizes payments made during the first three months of 2005 and payments due in the remaining nine months of 2005 and in specified periods thereafter related to our contractual obligations (in millions):

		Payments Made/Due by Period
	Total	2005	2006-2007	2008-2009	After 2009
Long-term debt, including current portion and interest(1)........................	$ 5,947	$ 792	$ 707	$ 1,093	$ 3,355
Operating lease obligations..................	1,691	382	596	275	438
Purchase obligations(2)..........................	4,177	903	1,833	916	525
Total(3)	$ 11,815	$ 2,077	$ 3,136	$ 2,284	$ 4,318

(1)   Amounts represent the actual/expected cash payments (principal and interest) related to our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest).

(2)  Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our potential obligation to repurchase minority interests in joint ventures, including our obligation to repurchase Towers Perrin's minority interest in ExcellerateHRO.  See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

(3)  Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004
Cash flows:
Net cash provided by operating activities.......................................................................................	$ 43	$ 225
Net cash used in investing activities................................................................................................	(426)	(342)
Net cash used in financing activities................................................................................................	(47)	(109)
Free cash flow.......................................................................................................................................	(82)	(166)

Operating activities. The decrease in net cash provided by operating activities in 2005 compared to 2004 was due to a $112 million decrease in earnings, adjusted to exclude non-cash operating items, and a $70 million change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to increased prepaid expenses and income tax payments and a decrease in accounts receivable collections, offset by a reduction in restructuring and compensation payments.

Investing activities. The increase in net cash used in investing activities in 2005 compared to 2004 was primarily due to a net cash payment of $417 million associated with the purchase of Towers Perrin's benefits administration business referred to above, offset by a reduction in equipment purchases and net proceeds from sales of marketable securities.

Financing activities. The decrease in net cash used in financing activities in 2005 compared to 2004 was primarily due to the reduced dividend payments resulting from the change in our dividend rate from $0.15 per share to $0.05 per share in July 2004.

Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments related to acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) capital lease payments. Free cash flow is a non-GAAP measure and should be viewed together with our consolidated statements of cash flows.

Free cash flow for the three months ended March 31, 2005 reflects net cash provided by operating activities of $43 million, less capital expenditures of $125 million. Free cash flow for the three months ended March 31, 2004 reflects net cash provided by operating activities of $225 million less capital expenditures of $391 million. Capital expenditures for the three months ended March 31, 2005 are comprised of gross capital requirements of $158 million offset by proceeds from CSFTs and leasing arrangements of $33 million. Free cash flow of $11 million for the NMCI contract for the three months ended March 31, 2005 reflects net cash used in operating activities of $(61) million offset by a decrease in capital expenditures of $72 million.

Covenants.  Our unsecured credit and secured A/R facilities contain certain financial and other restrictive covenants and representations and warranties that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants of our unsecured credit facilities include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio cannot exceed 2.50-to-1 from July 2004 through June 2005, 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charge ratio of no less than 1.10-to-1 through June 2005, 1.15-to-1 from July 2005 through December 2005, and 1.35-to-1 thereafter. We were in compliance with all covenants at March 31, 2005.

The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at March 31, 2005 (dollars in millions):

	As of and for the Three Months Ended March 31, 2005
	Covenant	Actual
Minimum net worth.................................................................................................................................	$ 6,280	$ 7,376
Leverage ratio..........................................................................................................................................	2.50	2.12
Fixed charge coverage ratio...................................................................................................................	1.10	1.83

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings at March 31, 2005:

	Moody's	S&P	Fitch
Senior long-term debt..................................................................................................	Ba1	BBB-	BBB-
Outlook..........................................................................................................................	Negative	Negative	Negative

At March 31, 2005, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity Goals. At March 31, 2005, we had total liquidity of approximately $3.8 billion, comprised of unrestricted cash and marketable securities of approximately $2.7 billion and availability under our unsecured credit and secured A/R facilities of approximately $1.1 billion. Management intends over the longer-term to maintain liquidity in an amount equal to at least 18 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments. Our liquidity at March 31, 2005 was significantly greater than such minimum targeted levels.

Factors That May Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our engagements with clients may not be profitable. The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. Our exposure to this risk increases generally in proportion to the scope of the client contract. In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client's expectations in any type of contract may result in an unprofitable engagement.

Our ability to recover significant capital investments in certain construct contracts is subject to risks.  Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.6 billion at March 31, 2005, including approximately $1.0 billion associated with the NMCI contract (net of impairment charges associated with this contract in previous years) and $278 million associated with one development contract with the U.K. Government. Some of these contracts, including the NMCI and U.K. Government contracts, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under "First Quarter Overview" above for further information regarding our risks under that contract. Remaining long-lived assets and lease receivables associated with the contract totaled $159 million and $636 million, respectively, at March 31, 2005.

Impact of Rating Agency downgrades.  On July 15, 2004, Moody's lowered our long-term credit rating to Ba1, with a negative outlook, from Baa3. Also on that date, S&P placed our senior unsecured debt rating of BBB- on CreditWatch with negative implications. On December 2, 2004, S&P removed us from CreditWatch. On November 17, 2004 Fitch removed our BBB- senior long-term debt rating from Rating Watch Negative. Fitch had placed that rating on Rating Watch Negative earlier that month following our announcement that we had postponed the release of our third quarter 2004 earnings. Any adverse action by these agencies with respect to our ratings could have an adverse effect on the market price of our securities. Any further negative change in our credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

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

Our outsourcing segment generates a substantial majority of its revenues from long-term IT outsourcing agreements, including a number of "mega-deals." A number of these outsourcing agreements have terms that expire in coming years, including our MSA with GM which expires in 2006. Our revenues from GM were approximately $2.0 billion, $2.2 billion and $2.5 billion for 2004, 2003 and 2002, respectively. Operating margins from our GM business are expected to decline slightly from current levels based on lower pricing under the MSA as well as GM's move towards a multi-vendor strategy. Furthermore, the loss of GM as an ongoing major customer would have a material adverse effect on our revenue and earnings. The extent of such impact on our earnings will be based in part on our ability to reduce the fixed costs associated with this agreement, including property, equipment and software. In addition, the extension of this agreement, in whole or in part, on terms less favorable to us than current terms would also adversely affect our revenue and earnings.

 An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. We refer you to Note 10 of the unaudited condensed consolidated financial statements for a description of this investigation. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We and certain of our current and former directors and officers are defendants in numerous shareholder class action suits. We refer you to Note 10 of the unaudited condensed consolidated financial statements for a description of these actions. We are not able to determine the actual impact of these suits on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

A material weakness in our internal controls could have a material adverse effect on us. In connection with their review of our third quarter 2004 results and the ongoing procedures related to their audit of internal controls over financial reporting as of December 31, 2004, our independent auditors identified material weaknesses in our internal controls related to the NMCI contract and revenue recognition. Although such material weaknesses were corrected by December 31, 2004, we may identify one or more material weaknesses in our internal control over financial reporting from time to time in the future. In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

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

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are the leading IT outsourcing provider to the airline industry, which sector has been experiencing significant financial difficulty. In 2003, we amended agreements with certain of those clients, which has resulted in a decrease in revenues and earnings from these clients. Our largest IT agreement in the airline industry is with American Airlines. We had $49 million in receivables and $83 million in other operating assets associated with that contract at March 31, 2005. We also provide IT services to US Airways through a long-term agreement. In September 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways agreement, we recorded net charges totaling $27 million during the third quarter of 2004. We had $31 million in receivables and $17 million in other operating assets associated with that contract at March 31, 2005. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired. In addition, our exposure to investments in aircraft leases, which include leases with American, Delta and Continental Airlines, was $96 million at March 31, 2005.

We may not achieve the benefits we expect from our multi-year plan.  Management is implementing a multi-year plan designed to make significant changes in the way we do business. This plan includes the development of a new technology platform for the delivery of our services which we refer to as the "EDS Agile Enterprise" as well as other initiatives intended to substantially reduce our cost structure. We expect to invest significant capital in the implementation of the multi-year plan in 2005. Although management believes this plan will enable us to achieve sustainable, profitable growth over the longer term, there can be no assurance as to the acceptance of our technology initiatives in the marketplace or our ability to recognize a return on our investment. In addition, our ability to achieve the anticipated cost savings and other benefits from these initiatives is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond our control. If these assumptions are not realized, or if other unforeseen events occur, our business and results of operations could be adversely affected and there could be a material adverse effect on the price of our securities.

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

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

EDS evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based upon their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended March 31, 2005. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   EDS did not purchase any Common Stock during the three months ended March 31, 2005, and did not have any authorized share repurchase program in effect during that period.

ITEM 6.  EXHIBITS

3.1           Restated Certificate of Incorporation of EDS, as amended through April 22, 2005 (filed as Exhibit 3.1 to EDS' Current Report on Form 8-K dated April 22, 2005 and incorporated herein by reference).

3.2           Amended and Restated Bylaws of EDS, as amended through April 22, 2005 (filed as Exhibit 3.2 to EDS' Current Report on Form 8-K dated April 22, 2005 and incorporated herein by reference).

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

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: May 6, 2005                                                                                          By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: May 6, 2005                                                                                          By:                 /s/ Scot H. McDonald

                                                                                                                                                         Scot H. McDonald

                                                                                                                                        Vice President, Corporate Controller

                                                                                                                                               and Chief Accounting Officer

                                                                                                                                             (Principal Accounting Officer)