Form 10-Q
period 2005-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2005-08-09
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 518,938,846 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                                                                                  Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	18
Item 4.	Controls and Procedures	31
Part II -	Other Information
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits	32
Signatures	33

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues...........................................................................................................	$ 5,199	$ 5,235	$ 10,139	$ 10,431

Costs and expenses
Cost of revenues......................................................................................	4,647	4,854	9,128	9,633
Selling, general and administrative........................................................	451	428	906	818
Restructuring and other..........................................................................	31	37	27	29
Total costs and expenses...............................................................	5,129	5,319	10,061	10,480

Operating income (loss)..................................................................	70	(84)	78	(49)

Interest expense...............................................................................................	(60)	(112)	(123)	(193)
Interest income and other, net.......................................................................	34	-	91	7
Other income (expense)...................................................................	(26)	(112)	(32)	(186)

Income (loss) from continuing operations before income taxes........................................................................................................	44	(196)	46	(235)

Provision (benefit) for income taxes..............................................................	25	(64)	25	(65)
Income (loss) from continuing operations...................................	19	(132)	21	(170)
Income from discontinued operations, net of income taxes......	7	402	9	428
Net income........................................................................................	$ 26	$ 270	$ 30	$ 258

Basic earnings per share of common stock
Income (loss) from continuing operations...................................	$ 0.04	$ (0.27)	$ 0.04	$ (0.34)
Income from discontinued operations..........................................	0.01	0.81	0.02	0.87
Net income........................................................................................	$ 0.05	$ 0.54	$ 0.06	$ 0.53

Diluted earnings per share of common stock
Income (loss) from continuing operations...................................	$ 0.04	$ (0.27)	$ 0.04	$ (0.34)
Income from discontinued operations..........................................	0.01	0.81	0.02	0.87
Net income........................................................................................	$ 0.05	$ 0.54	$ 0.06	$ 0.53

Cash dividends per share...............................................................................	$ 0.05	$ 0.15	$ 0.10	$ 0.30

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents.....................................................................................................................	$ 1,389	$ 2,102
Marketable securities..............................................................................................................................	1,317	1,490
Accounts receivable, net........................................................................................................................	3,479	3,360
Prepaids and other...................................................................................................................................	931	925
Deferred income taxes.............................................................................................................................	632	602
Total current assets.............................................................................................................................	7,748	8,479

Property and equipment, net......................................................................................................................	2,109	2,216
Deferred contract costs, net.......................................................................................................................	604	708
Investments and other assets....................................................................................................................	779	914
Goodwill.........................................................................................................................................................	3,862	3,657
Other intangible assets, net........................................................................................................................	882	904
Deferred income taxes.................................................................................................................................	969	866
Total assets.......................................................................................................................................	$ 16,953	$ 17,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable....................................................................................................................................	$ 571	$ 534
Accrued liabilities....................................................................................................................................	2,556	2,944
Deferred revenue......................................................................................................................................	1,063	1,062
Income taxes.............................................................................................................................................	46	58
Current portion of long-term debt.........................................................................................................	360	658
Total current liabilities.........................................................................................................................	4,596	5,256

Pension benefit liability...............................................................................................................................	1,287	1,157
Long-term debt, less current portion........................................................................................................	3,185	3,168
Minority interests and other long-term liabilities....................................................................................	570	723
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued.................................	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 522,748,596 shares issued at June 30, 2005 and December 31, 2004................................................................................................	5	5
Additional paid-in capital.......................................................................................................................	2,514	2,433
Retained earnings....................................................................................................................................	5,352	5,492
Accumulated other comprehensive loss..............................................................................................	(308)	(59)
Treasury stock, at cost, 4,394,068 shares at June 30, 2005 and 7,443,650 shares at December 31, 2004................................................................................................................................	(248)	(431)
Total shareholders' equity.................................................................................................................	7,315	7,440
Total liabilities and shareholders' equity.....................................................................................	$ 16,953	$ 17,744

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Net income....................................................................................................................................................	$ 30	$ 258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges................................................................	762	1,070
Deferred and stock-based compensation.............................................................................................	116	21
Intangible and fixed asset write-downs................................................................................................	6	109
Other (including pre-tax gains on sales of businesses of $713 in 2004)..........................................	79	(764)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable............................................................................................................................	(293)	99
Prepaids and other...............................................................................................................................	(32)	115
Deferred contract costs.......................................................................................................................	(52)	(60)
Accounts payable and accrued liabilities........................................................................................	(155)	(577)
Deferred revenue..................................................................................................................................	56	(30)
Income taxes.........................................................................................................................................	(153)	111
Total adjustments............................................................................................................................	334	94
Net cash provided by operating activities...............................................................................................	364	352

Cash Flows from Investing Activities
Proceeds from sales of marketable securities..........................................................................................	818	75
Proceeds from investments and other assets..........................................................................................	173	20
Proceeds related to divested assets and non-marketable equity investments...................................	1	2,064
Payments for purchases of property and equipment.............................................................................	(328)	(332)
Payments for investments and other assets............................................................................................	(12)	(12)
Acquisitions, net of cash acquired, and non-marketable equity investments...................................	(552)	(50)
Payments for purchases of software and other intangibles..................................................................	(98)	(181)
Payments for purchases of marketable securities...................................................................................	(664)	(450)
Other..............................................................................................................................................................	12	12
Net cash provided by (used in) investing activities...............................................................................	(650)	1,146

Cash Flows from Financing Activities
Proceeds from long-term debt....................................................................................................................	-	6
Payments on long-term debt......................................................................................................................	(310)	(14)
Capital lease payments................................................................................................................................	(75)	(84)
Employee stock transactions.....................................................................................................................	29	31
Dividends paid.............................................................................................................................................	(53)	(148)
Other..............................................................................................................................................................	-	(14)
Net cash used in financing activities........................................................................................................	(409)	(223)
Effect of exchange rate changes on cash and cash equivalents..................................................................	(18)	20
Net increase (decrease) in cash and cash equivalents...................................................................................	(713)	1,295
Cash and cash equivalents at beginning of period........................................................................................	2,102	2,197
Cash and cash equivalents at end of period....................................................................................................	$ 1,389	$ 3,492

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

The unaudited condensed consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contractual rights are not considered controlled subsidiaries. The Company's investments in entities it does not control, but in which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Under such method, the Company recognizes its share of the subsidiaries' income (loss) in other income (expense). If EDS is the primary beneficiary of variable interest entities, the unaudited condensed consolidated financial statements include the accounts of such entities. No variable interest entities were consolidated during the periods presented, other than those for which the Company was the sole beneficiary.

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

The Company purchases assets to be sold in sales-type lease transactions under certain contracts with customers and occasionally sells lease receivables associated with these transactions to third parties. Payments for assets to be sold to customers under sales-type leases and proceeds from associated lease receivables related to these transactions were reported as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows in previous periods. During 2005, the Company began to report cash flows related to these transactions as changes in prepaid and other assets in the operating section of the statement of cash flows in accordance with guidance recently issued by the SEC. Cash flows associated with reacquired sales-type lease receivables and their subsequent collection continue to be classified as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows. The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2004 has been reclassified to conform to the 2005 presentation.

Certain other reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation.

NOTE 2: ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2005, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $37 million ($24 million net of tax, or $0.05 per share) for the three months ended June 30, 2005, and $90 million ($60 million net of tax, or $0.12 per share) for the six months ended June 30, 2005. Compensation expense presented in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005 includes $26 million and $63 million, respectively, in cost of revenues, and $11 million and $27 million, respectively, in selling, general and administrative.

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

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the six months ended June 30, 2004 (in millions, except per share amounts):

	Six Months Ended June 30, 2004
	First Quarter	Second Quarter	Year to Date
Net income (loss):
As reported.................................................................................................................	$ (12)	$ 270	$ 258
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects............................................................................	8	6	14
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects.........................	(40)	(35)	(75)
Pro forma.....................................................................................................................	$ (44)	$ 241	$ 197

Basic earnings per share of common stock
As reported.........................................................................................................	$ (0.02)	$ 0.54	$ 0.53
Pro forma.............................................................................................................	(0.09)	0.48	0.40
Diluted earnings per share of common stock
As reported.........................................................................................................	$ (0.02)	$ 0.54	$ 0.53
Pro forma.............................................................................................................	(0.09)	0.48	0.40

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. The Company recognized revenues of approximately $60 million and $90 million, respectively, during the three months ended June 30, 2005 and 2004 which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00‑21. The Company recognized approximately $130 million and $170 million of such revenues during the six months ended June 30, 2005 and 2004, respectively. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003. Such revenues have been partially offset by deferred cost amortization and charges recognized by the Company since January 1, 2003 associated with costs that had been recognized prior to January 1, 2003 and deferred in the cumulative effect adjustment.

NOTE 3: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and six months ended June 30, 2005 and 2004 (in millions):

	2005	2004
For the three months ended June 30:
Basic earnings per share.............................................................................................................	518	497
Diluted earnings per share..........................................................................................................	524	497
For the six months ended June 30:
Basic earnings per share.............................................................................................................	517	490
Diluted earnings per share..........................................................................................................	523	490

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2004 because the Company reported a loss from continuing operations in those periods. Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and six months ended June 30, 2005 and 2004 (in millions):

	2005	2004
For the three months ended June 30:
Common stock options...............................................................................................................	46	77
Restricted stock units..................................................................................................................	-	7
Convertible debt and forward purchase contracts.................................................................	20	24
For the six months ended June 30:
Common stock options...............................................................................................................	46	78
Restricted stock units..................................................................................................................	-	7
Convertible debt and forward purchase contracts.................................................................	20	36

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

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are "broad-based" plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of June 30, 2005, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of June 30, 2005, no shares were available for issuance under these plans.

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

During the six months ended June 30, 2005 and 2004, 7.0 million and 1.0 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of three to 10 years. The March 31, 2005 grant consisted of performance-vesting restricted stock units. The number of awards that vest is dependent upon the Company's performance over a three-year period with vesting thereafter. The weighted-average fair values of the restricted stock units granted were $18.62 and $22.83 for the six months ended June 30, 2005 and 2004, respectively. The quoted market price of common stock as of the date of grant is charged to operations over the vesting period.

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

Transition Inducement Plan

The Transition Inducement Plan permits awards in the form of nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards or stock grants to eligible employees. This plan was adopted in October 2002 in anticipation of then proposed New York Stock Exchange rules which provide that awards issued to induce new employment or in exchange for awards under an "acquired" plan are not subject to shareholder approval. All options granted under this plan must have an exercise price not less than the fair market value per share of common stock on the grant date. The maximum number of shares that can be issued under this plan is 7.0 million, of which not more than 2.0 million are available for awards other than in the form of stock options. During the six months ended June 30, 2005 and 2004, respectively, 0.2 and 0.9 million restricted stock units with a weighted-average fair value of $20.30 and $23.32 were granted under this plan.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123R. The Company uses historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that have similar historical exercise behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted was $10.69 and $8.58 for the six months ended June 30, 2005 and 2004, respectively. The fair value of each option is estimated at the date of grant, with the following weighted-average assumptions for the six months ended June 30, 2005 and 2004, respectively: dividend yields of 1.0% and 3.0%; expected volatility of 60.8% and 62.8%; risk-free interest rate of 4.2% and 2.7%; and expected lives of 5.0 years and 4.8 years. The total intrinsic value of options exercised during the six months ended June 30, 2005, was $4.1 million, resulting in tax deductions to realize benefits of $1.4 million. The Company's current practice is to issue treasury shares to satisfy share option exercises. At June 30, 2005, approximately 1.6 million treasury shares are available to satisfy future share option exercises. During the third quarter of 2005, the Company will determine if it will continue this practice. A summary of options activity under PerformanceShare, Global Share, Incentive Plan, Transition Incentive Plan and Transition Inducement Plan during the six months ended June 30, 2005, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(millions)	Price	Term	(millions)
Fixed Options:
Outstanding at December 31, 2004..............................................	70.9	$31
Granted............................................................................................	1.2	$21
Exercised..........................................................................................	(1.1)	$17
Forfeited..........................................................................................	(11.0)	$55
Outstanding at June 30, 2005....................................................	60.0	$26	5.4 years	$44
Exercisable.......................................................................................	32.3	$30	4.2 years	$29

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

As of June 30, 2005, there was approximately $274 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

The fair value of each restricted stock unit is generally the market price of the Company's stock on the date of grant. However, if the shares have a mandatory holding period after the date of vesting, a discount is provided based on the length of the holding period. A discount was applied in determining the fair value of all restricted stock unit awards to adjust for the present value of foregone dividends during the period the award is outstanding and unvested. An additional discount of 15% was applied in determining the fair value of all units subject to transfer restrictions for a one-year period following vesting. This transferability discount was derived based on the value of a one-year average-strike lookback put option. A summary of the status of the Company's nonvested restricted stock units as of June 30, 2005, and changes during the six months ended June 30, 2005, is presented below:

		Weighted-
		Average
	Shares	Grant Date
	(millions)	Fair Value
Nonvested restricted stock units:
Nonvested at December 31, 2004.....................................................................................................	3.3	$33
Granted.................................................................................................................................................	7.0	$19
Vested...................................................................................................................................................	(0.8)	$30
Forfeited...............................................................................................................................................	(0.2)	$26
Nonvested at June 30, 2005 ..............................................................................................................	9.3	$23

As of June 30, 2005, there was approximately $136 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.6 years. Total compensation expense for restricted stock units was $26 million ($17 million net of tax) and $21 million ($14 million net of tax), respectively, for the six month periods ended June 30, 2005 and 2004. The aggregate fair value of shares vested during the six months ended June 30, 2005, was $16 million at the date of vesting, resulting in tax deductions to realize benefits of $6 million, as compared to an aggregate fair value of $23 million on the date of their grant.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company's general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the six months ended June 30, 2005 and 2004, there were no employer contributions to the plan.

NOTE 5: PROPERTY AND EQUIPMENT, DEFERRED COSTS AND OTHER INTANGIBLE ASSETS

Property and equipment is stated net of accumulated depreciation of $5.3 billion and $5.2 billion at June 30, 2005 and December 31, 2004, respectively. Depreciation expense for the three months ended June 30, 2005 and 2004 was $217 million and $293 million, respectively. Depreciation expense for the six months ended June 30, 2005 and 2004 was $425 million and $563 million, respectively. Amortization expense and deferred cost charges for the three months ended June 30, 2005 and 2004 was $189 million and $245 million, respectively. Amortization expense and deferred cost charges for the six months ended June 30, 2005 and 2004 was $337 million and $507 million, respectively.

During the second quarter of 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based primarily on a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million to write-off the contract's deferred contract costs. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005 and is included in the results of the Outsourcing segment. Remaining long-lived assets associated with this contract totaled $136 million at June 30, 2005. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

NOTE 6: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The carrying amount of such equity interest was $91 million at June 30, 2005. The Company accounts for its interest in the partnership under the equity method. At June 30, 2005, the partnership's remaining leveraged lease investments include leases with Delta Airlines (net present value of $26 million), Continental Airlines, American Airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

NOTE 7: LONG-TERM DEBT

In December 2002, EDS Information Services, LLC, a wholly owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member, which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. The secured A/R facility was reduced to $400 million during 2003. During the second quarter of 2005, the Company elected to terminate this facility prior to its December 31, 2005 expiration date. The Company is maintaining credit agreements which provide for aggregate availability of $1.0 billion for issuances of letters of credit and general corporate borrowing.

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

As a result of the exchange, the Company increased shareholders' equity by $1,403 million in the second quarter of 2004 for the fair value of the purchase contracts and the fair value of the common stock issued. The remaining consideration was accounted for as an extinguishment of debt. Accordingly, the Company decreased liabilities by $1,418 million for the carrying value of the notes exchanged and the unpaid portion of contract adjustment payments that were recorded when the units were originally issued. In addition, the Company paid cash of $50 million and recognized a loss on debt extinguishment of $36 million in interest expense as a result of the exchange in the second quarter of 2004.

NOTE 8: COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income (loss) was $(106) million and $191 million for the three months ended June 30, 2005 and 2004 respectively. Comprehensive income (loss) was $(219) million and $158 million for the six months ended June 30, 2005 and 2004 respectively. The difference between comprehensive income (loss) and net income (loss) for the three and six months ended June 30, 2005 and 2004 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 3.0 million shares of treasury stock at a cost of $183 million during the six months ended June 30, 2005. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $117 million in the accompanying unaudited condensed consolidated balance sheet at June 30, 2005.

NOTE 9: SEGMENT INFORMATION

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

The following is a summary of certain financial information by reportable segment, including the components of the Outsourcing segment, for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,
	2005		2004
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Americas..........................................................................................	$ 2,175	$ 313	$ 2,176	$ 149
EMEA..............................................................................................	1,583	213	1,770	224
Asia Pacific.....................................................................................	381	37	343	42
U.S. Government............................................................................	512	99	558	106
Other................................................................................................	-	(159)	-	(155)
Total Outsourcing......................................................................	4,651	503	4,847	366
NMCI...........................................................................................	219	(10)	178	(171)
A.T. Kearney..............................................................................	209	(8)	229	4
All other.......................................................................................	120	(415)	(19)	(283)
Total.............................................................................................	$ 5,199	$ 70	$ 5,235	$ (84)

	Six Months Ended June 30,
	2005		2004
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Americas..........................................................................................	$ 4,284	$ 596	$ 4,350	$ 327
EMEA..............................................................................................	3,080	356	3,468	455
Asia Pacific.....................................................................................	684	51	653	69
U.S. Government............................................................................	1,000	172	1,075	193
Other................................................................................................	-	(295)	-	(284)
Total Outsourcing......................................................................	9,048	880	9,546	760
NMCI...........................................................................................	385	(67)	406	(316)
A.T. Kearney..............................................................................	413	(19)	461	6
All other.......................................................................................	293	(716)	18	(499)
Total.............................................................................................	$ 10,139	$ 78	$ 10,431	$ (49)

NOTE 10: RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute $150-$250 million to its pension plans during 2005, including discretionary and statutory contributions. The Company contributed $52 million to its defined benefit pension plans during the six months ended June 30, 2005.

The following table presents the components of net periodic pension cost recognized in earnings for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost.......................................................................................	$ 87	$ 83	$ 176	$ 161
Interest cost......................................................................................	116	102	232	205
Expected return on plan assets......................................................	(131)	(109)	(264)	(219)
Amortization of transition obligation............................................	-	-	1	1
Amortization of prior-service cost.................................................	(8)	(8)	(16)	(16)
Amortization of net actuarial loss..................................................	14	17	28	33
Settlement loss.................................................................................	77	-	77	-
Curtailment loss................................................................................	-	3	-	3
Net periodic benefit cost.............................................................	155	88	234	168
Special termination benefit.............................................................	-	-	-	1
Net periodic benefit cost after curtailment settlements..........	$ 155	$ 88	$ 234	$ 169

The Company recognized a settlement loss of $77 million ($50 million net of tax) in the second quarter of 2005 as a result of the settlement of the Company's pension obligation to employees that were transitioned to another employer.

NOTE 11: COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $5 million and $18 million, respectively, during the three months ended June 30, 2005 and 2004. As of June 30, 2005, an aggregate of $332 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At June 30, 2005, the Company had net deferred contract and set-up costs of $604 million, of which $342 million related to 16 contracts with active construct activities. One such active construct contract with the U.K. Government had deferred contract costs of $238 million at June 30, 2005. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $167 million at June 30, 2005. No contract or set-up costs associated with the NMCI contract have been deferred during 2004 or 2005. Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company continues to consider the provisions of the Act, but is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings. Based on the analysis to date, it is possible that the Company may repatriate up to $500 million of such earnings, thereby creating a respective tax liability ranging from $0 to $20 million. The Company expects to complete its analysis by the end of the year.

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

On November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding Defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the Defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on November 23, 2004 requesting that the Court hear and reverse the trial court's class certification order as to the class certified in the ERISA action. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court. That court also granted the Company's motion to expedite the appeal, and oral arguments were heard on the appeal on April 5, 2005. On May 5, 2005, the Company reached an agreement with the class representatives in the ERISA action to settle that action, subject to final approval of the settlement an independent fiduciary and the U.S. District Court for the Eastern District of Texas and the receipt of certain assurances from the Department of Labor, and filed a joint motion to stay the proceedings with the District Court pending such approvals, which motion had been granted. A motion to stay the Fifth Circuit appeal had also been granted. Under the terms of the settlement, a cash payment of $16.5 million would have been paid entirely by one of the Company's insurers. In addition, the Company would have agreed to continue to make the matching contribution under the EDS 401(k) Plan through 2006 and to make certain changes to the Plan. However, on June 30, 2005, the District Court denied the motions of the Company and the class representatives to approve the settlement. Following that action, the Company and the class representatives filed motions to lift the stay of the Fifth Circuit appeal. The Company intends to defend this action vigorously.

On February 11, 2005, the U.S. District Court for the Eastern District of Texas certified a class in the consolidated securities action of all persons and entities, excluding defendants, who purchased or otherwise acquired EDS securities between February 7, 2001 through September 18, 2002 and who were damaged thereby. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on February 28, 2005 requesting that the Court hear and reverse the trial court's class certification order as to the class certified in the securities action. On April 28, 2005, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court. Oral arguments on the Company's appeal are scheduled for the week of August 29, 2005. A trial commencement date of September 26, 2005 has been established for this action. The Company intends to defend this action vigorously.

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

Commencing in February 2004, a government client alleged it incurred losses resulting from problems and alleged defects in IT systems developed by the Company for that client. Although the client's statements regarding its alleged losses have varied significantly since its initial claim, the client has most recently alleged losses of up to approximately $500 million, which amount the client has acknowledged is an estimate that is subject to mitigation efforts which could result in a substantial reduction in the client's alleged losses. Negotiations with the client are continuing, although it has not given any indication of when it will complete its mitigation exercise and be in a position to provide a final estimate of its alleged losses. However, if legal proceedings are commenced by the client the Company intends to vigorously defend against the client's allegations and quantification of damages. Although there can be no assurance as to the outcome of this matter, the Company believes it has valid defenses against the client's claims and that the amount of damages alleged by the client is significantly in excess of the Company's potential liability.

The Company is not able to determine the actual impact of these actions on its consolidated financial statements. However, it is reasonably possible that the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation of matters relating to the Company's derivatives contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, the Company's NMCI contract, a contract with a client of the Company that contained a prepayment provision, and the Company's guidance and other events leading up to its third quarter 2002 earnings announcement. The SEC has deposed current and former members of the Company's management and the NMCI account team as well as other witnesses regarding these issues. The SEC staff is also investigating allegations that a former employee working in India for a branch of a subsidiary of the Company made questionable payments allegedly to further that entity's business in India, a matter which we self-reported to the SEC staff and other relevant governmental authorities. The SEC staff's investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC's views of the issues being investigated or any action that the SEC might take.

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

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at June 30, 2005 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

Following is a summary of income from discontinued operations before income taxes, excluding gains and losses, for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues...........................................................................................	$ -	$ 126	$ -	$ 363
Costs and expenses.........................................................................	-	130	-	329
Operating income (loss)..................................................................	-	(4)	-	34
Other income (expense)...................................................................	-	-	-	-
Income (loss) from discontinued operations before income taxes...........................................................................................	$ -	$ (4)	$ -	$ 34

During the three and six months ended June 30, 2005, the Company recognized after-tax net gains of $7 million and $9 million, respectively, related to the settlement of contingencies associated with sales of certain businesses classified as discontinued operations in prior years. Income from discontinued operations for the three and six months ended June 30, 2004 includes an after-tax gain of $404 million related to the sale of the UGS PLM Solutions subsidiary.

NOTE 13: RESTRUCTURING AND OTHER

The following table summarizes restructuring and other charges incurred for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee separation and exit costs..............................................	$ 31	$ 40	$ 27	$ 98
Pre-tax gain on disposal of Automotive Retail Group................	-	-	-	(65)
Other..................................................................................................	-	(3)	-	(4)
Total.............................................................................................	$ 31	$ 37	$ 27	$ 29

The Company recorded charges resulting from the involuntary termination of approximately 600 and 700 employees during the six months ended June 30, 2005 and 2004, respectively. These include the involuntary termination of approximately 600 and 300 employees during the three months ended June 30, 2005 and 2004, respectively. The amount recorded in the first quarter of 2004 included a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million. While the Company plans to continue its efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

The following table summarizes accruals associated with restructuring and other employee reduction programs for the six months ended June 30, 2005 (in millions):

	Employee Separations	Exit Costs	Early Retirement Offer	Other Employee Reductions	Total
Balance at December 31, 2004................................	$ 72	$ 7	$ 50	$ 80	$ 209
Amounts incurred....................................................	-	-	-	40	40
Amounts utilized......................................................	(37)	-	-	(24)	(61)
Reversal of prior restructuring accruals...............	(6)	-	-	(7)	(13)
Balance at June 30, 2005..........................................	$ 29	$ 7	$ 50	$ 89	$ 175

During the first quarter of 2004, the Company sold its Automotive Retail Group ("ARG") for $85 million cash and recognized a pre-tax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the three and six months ended June 30, 2004. The net results of ARG are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business.

 NOTE 14: ACQUISITIONS

On May 19, 2005, the Company purchased the outstanding minority interest in its Australian subsidiary for a cash purchase price of approximately $135 million. The transaction was accounted for as an acquisition by the Company, and the excess carrying value of the minority interest liability over the purchase price paid was allocated as a reduction to property and equipment - $(19) million; deferred contract costs - $(2) million; and other intangible assets - $(3) million.

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

NOTE 15: SUBSEQUENT EVENTS

In July 2005, the Company entered into an agreement to sell its European wireless clearing business for total consideration of € 155 million ($187 million), of which € 125 million ($151 million) would be payable upon closing and € 30 million ($36 million) would be payable upon fulfillment of certain conditions. The transaction is expected to close in August 2005. Upon completion of the sale, the Company will reassess the recoverability of deferred tax assets in certain European countries. It is reasonably possible that it may be necessary to record a valuation allowance for such assets as a result of the sale. The Company expects to recognize a significant net gain from continuing operations upon completion of the sale.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. Second quarter revenues of $5.2 billion decreased 1% from the prior year second quarter and 4% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. We reported income from continuing operations of $19 million, or $0.04 per share, which included compensation expense of $37 million resulting from a change in accounting for share-based payments (see "Accounting Change" below) and a pension settlement loss of $77 million associated with the termination in 2004 of our service contract with the U.K. Government's Inland Revenue department. We reported a loss from continuing operations of $(132) million, or $(0.27) per share, in the prior year second quarter.

Commercial Client Contract Matters. During the second quarter of 2005, we identified deterioration in the projected performance of one of our commercial contracts based primarily on a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. We determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, we recognized a non-cash impairment charge of $37 million to write-off the contract's deferred contract costs. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005 and is included in the results of the Outsourcing segment. Remaining long-lived assets associated with this contract totaled $136 million at June 30, 2005. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with the contract will become fully impaired. We continue to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

The asset impairment charge referred to above was offset by resolution of outstanding client contract issues resulting in net one-time benefits recognized in the second quarter of 2005.

Accounting Change. We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2005. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $37 million ($24 million net of tax, or $0.05 per share) for the three months ended June 30, 2005, and $90 million ($60 million net of tax, or $0.12 per share) for the six months ended June 30, 2005. We estimate the expensing of currently outstanding options would have reduced full-year 2004 earnings by approximately $0.28 per share and will reduce full-year 2005 earnings by approximately $0.23 per share. In addition, effective with our March 2005 long-term incentive award grant, we significantly limited the use of annual stock option grants and instead provided annual grants of performance-vesting restricted stock units ("Performance RSUs"). Although we continue to use stock options as a component of the long-term incentive compensation of our senior executives along with Performance RSUs, we have completely replaced the use of stock options in favor of Performance RSUs for all other incentive plan participants. The vesting of the Performance RSUs is tied to our performance as measured by operating margin, net asset utilization and organic revenue growth over multiple year periods. We estimate this change in our long-term incentive compensation strategy will reduce full-year 2005 earnings by approximately $0.06 per share.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at a price equal to 85% of the full seat price. At June 30, 2005, we had approximately 313,000 computer seats under management that were then billable, and approximately 75% of these seats were operating under the NMCI environment.

In the second quarter of 2005, upon the client's acceptance of our performance against contractual service levels, the incremental seat price between 85% and 100% of the full seat price was billed and/or revenue was recognized for qualified seats for the performance periods of December 2004 and January through March 2005. In addition, revenue was recognized for seat volumes that qualified for billing at 100% of the full seat price for the performance periods of April through June 2005.

Long-lived assets and lease receivables associated with the contract totaled approximately $161 million and $585 million, respectively, at June 30, 2005. If we do not maintain or exceed current monthly seat cutover rates, or if we do not meet service performance and customer satisfaction levels defined by the agreement signed on September 30, 2004 in accordance with anticipated timelines, estimates of future contract cash flows will decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to increase the average seat price; qualify for performance and customer satisfaction incentives under the contract; improve productivity; extend the contract term through the DON's optional three-year extension period; and seek additional business with this client. We also are seeking to obtain compensation for significant amounts related to services required by and provided to the client in addition to contractual requirements, including services related to legacy applications, and for amounts related to the minimum order obligations under the contract. In addition, we expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term.

For the three months ended June 30, 2005, we reported revenue associated with the NMCI contract of $219 million, operating losses associated with the contract of $10 million and free cash flow from the contract of $55 million. For the three months ended June 30, 2004, we reported revenue of $178 million, operating losses of $171 million and free cash flow usage of $28 million. The increase in revenue in 2005 compared to 2004 is attributable to a greater number of seats under management and recognition of seats billed at 100% of the full seat price, offset in part by a decline in product sales. The decrease in operating losses in 2005 compared to 2004 is due to increased productivity, reduced depreciation and amortization expense as a result of the impairment of NMCI related long lived assets in the third quarter of 2004, additional seats under management and recognition of seats billed at 100% of the full seat price. The increase in free cash flow in 2005 is due to our repurchase in the fourth quarter of 2004 of assets associated with the NMCI securitization facility, as well as operational improvements. See "Off Balance Sheet Arrangements and Contractual Obligations" below.

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

2005 Investments. We refer you to the discussion of the planned new investments in our infrastructure and in new service offerings in 2005 described under "Priorities and Expectations for 2005 and Beyond" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2004. We expect our investments in these initiatives, which reduced our first and second quarter 2005 earnings by approximately $0.02 and $0.08 per share, respectively (excluding the impact of our initial  investment in ExcellerateHRO), to accelerate in the second half of 2005.

Total Contract Value of Contract Signings. The total contract value ("TCV") of new business signed during the second quarter was approximately $2.8 billion, down 29% from $4.0 billion in the second quarter of 2004, excluding UGS PLM Solutions signings. We currently estimate full-year 2005 TCV of new business signings of approximately $20 billion.

Other. We continue to review alternatives to allow us to maximize the value of A.T. Kearney. No decision has been made as to whether to proceed with a transaction that reduces our ownership interest in this business or as to the nature of such transaction, and there is no assurance that we will consummate any such transaction. As of June 30, 2005, we had net assets associated with A.T. Kearney of approximately $276 million. Total assets associated with A.T. Kearney at that date were approximately $488 million, primarily receivables and brand name intangibles.

In connection with our efforts to improve our cost competitiveness and enhance workplace capacity usage, we expect to vacate a significant number of our owned and leased properties through sales of owned real estate and subleasing space at certain leased locations or exiting those locations at lease expiration. We expect to obtain approximately $200 million of net cash proceeds from the sale of approximately twenty company-owned properties during the remainder of 2005. We plan to lease back certain of those properties for varying terms. There can be no assurance, however, that we will be able to consummate the disposition of such real estate this year or as to the amount of proceeds from any such disposition. In addition, during the second quarter of 2005, we reached an agreement to outsource the management of our global real estate function to Trammell Crow Company. Under the agreement, Trammell Crow will provide global real estate services, including portfolio management, facilities management, project management and lease administration. We began transitioning our real estate operations in July and expect to complete the transition by year-end. These initiatives are expected to generate approximately $200 million in cost savings over the next three years.

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

Updated Guidance for 2005. We currently expect full-year 2005 earnings of approximately $0.50-$0.60 per share (excluding the incremental $0.29 per share impact related to the expensing of stock options and other long-term incentive awards described above, $0.03 per share related to first-half 2005 net gains from prior year divestitures, discontinued operations, the reversal of a portion of previously recognized restructuring expenses and potential gains or losses from planned divestitures in the second half of the year). Our current 2005 earnings estimate is $0.10 per share higher than our previous earnings guidance, disclosed in our first quarter 2005 Form 10-Q, due to productivity improvements offset in part by the impact of divestitures that are anticipated to occur during the second half of the year and the strengthening U.S. Dollar.  We currently expect full-year 2005 revenues of $20-$21 billion and full-year 2005 free cash flow of $500-$700 million, both unchanged from our previous guidance. We had previously estimated $600-$700 of free cash flow from our core operations and estimated free cash flow usage of $0-$100 million for NMCI. We expect the upfront investment and capital expenditures related to the UK MoD contract to be substantially offset by an estimated $200 million cash benefit from our plans to monetize our excess real estate capacity.

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

Results of Operations

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM, excluding revenues from UGS PLM Solutions which are reported as discontinued operations, for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Base....................................................................................................	$ 4,752	$ 4,758	$ 9,227	$ 9,451
GM......................................................................................................	447	477	912	980
Total...............................................................................................	$ 5,199	$ 5,235	$ 10,139	$ 10,431

The following table displays our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
Three Months Ended June 30,	2005	2004	2005	2004	2005	2004
Growth in as reported revenues...........................................	(1)%	4%	-	6%	(6)%	(14)%
Impact of foreign currency changes...................................	(2)%	(5)%	(2)%	(6)%	(2)%	(1)%
Constant currency revenue growth....................................	(3)%	(1)%	(2)%	-	(8)%	(15)%
Impact of acquisitions...........................................................	(1)%	-	(2)%	-	-	-
Impact of divestitures............................................................	-	1%	-	2%	-	-
Organic revenue growth.......................................................	(4)%	-	(4)%	2%	(8)%	(15)%

	Total		Base		GM
Six Months Ended June 30,	2005	2004	2005	2004	2005	2004
Growth in as reported revenues...........................................	(3)%	4%	(2)%	6%	(7)%	(12)%
Impact of foreign currency changes...................................	(2)%	(6)%	(3)%	(7)%	(2)%	(3)%
Constant currency revenue growth....................................	(5)%	(2)%	(5)%	(1)%	(9)%	(15)%
Impact of acquisitions...........................................................	(1)%	-	(1)%	-	-	-
Impact of divestitures............................................................	-	1%	-	1%	-	-
Organic revenue growth.......................................................	(6)%	(1)%	(6)%	-	(9)%	(15)%

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

Base Revenues. The 4% decrease in base organic revenues in the second quarter of 2005 compared to the second quarter of 2004 was primarily attributable to a $241 million, or 6%, decrease in our Outsourcing segment and a $20 million, or 9%, decrease in A.T. Kearney, offset by a $42 million, or 23%, increase in our NMCI segment. The decrease in the Outsourcing segment was attributable to a $187 million, or 11%, decrease in Europe, Middle East and Africa (EMEA), a $47 million, or 8%, decrease in the U.S. Government and a $46 million, or 3%, decrease in the Americas. The decrease in EMEA was primarily due to the termination of our contract with the U.K. Government's Inland Revenue department effective June 30, 2004. The decrease in the Americas was primarily due to the termination of our "other commercial contract" effective August 1, 2004.

The 6% decrease in base organic revenues in the first six months of 2005 compared to the first six months of 2004 was primarily attributable to a $508 million, or 6%, decrease in our Outsourcing segment, a $46 million, or 10%, decrease in A.T. Kearney and a $21 million, or 5%, decrease in NMCI. The decrease in the Outsourcing segment was attributable to a $389 million, or 11%, decrease in EMEA, a $75 million, or 7%, decrease in the U.S. Government, and a $75 million, or 2%, decrease in the Americas. The decrease in revenues in EMEA and the Americas during 2005 is primarily due to the reasons mentioned above.

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

GM Revenues. The decrease in organic revenues from GM for the three and six months ended June 30, 2005, was primarily attributable to reduced pricing under the MSA as well as GM's move towards a multi-vendor strategy. We expect these trends to continue over the remaining term of our MSA with GM which expires in June 2006.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 10.6% and 7.3%, respectively, for the three months ended June 30, 2005 and 2004. Our gross margin in 2005 was adversely affected by a pension obligation settlement loss associated with the termination of the Inland Revenue contract (150 basis points), a deferred cost impairment charge associated with a large IT commercial contract (70 basis points), the NMCI contract (60 basis points), and an increase in compensation expense attributable to the change in accounting for share-based payments (50 basis points). These items were partially offset by favorable resolution of certain client contract matters that permitted recognition of previously deferred revenue (70 basis points). Our gross margin in 2004 was adversely affected by operating losses on the NMCI contract (360 basis points), and operating losses and asset writedowns on our "other commercial contract" (370 basis points).

Our gross margin percentages were 10.0% and 7.7%, respectively, for the six months ended June 30, 2005 and 2004. Our gross margin in 2005 was adversely affected by a pension obligation settlement loss associated with the termination of the Inland Revenue contract (80 basis points), the NMCI contract (110 basis points), an increase in compensation expense attributable to the change in accounting for share-based payments (60 basis points), and a deferred cost impairment charge associated with a large IT commercial contract (40 basis points). These items were partially offset by favorable resolution of certain customer contractual matters that permitted recognition of previously deferred revenue (35 basis points). Our gross margin in 2004 was adversely affected by operating losses on the NMCI contract (350 basis points), and operating losses and asset writedowns on our "other commercial contract" (280 basis points).

Our gross margins in 2005 were also adversely affected by the decrease in organic revenues discussed above, including the termination of our contract with the U.K. Government's Inland Revenue department.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.7% and 8.2%, respectively, during the three months ended June 30, 2005 and 2004. Approximately 20 basis points of the increase in our SG&A percentage in 2005 was attributable to an increase in compensation expense resulting from the change in accounting for share-based payments. The remaining increase in our SG&A percentage in 2005 was primarily due to service offering development expenditures (20 basis points), and incremental legal and regulatory costs (20 basis points).

SG&A expenses as a percentage of revenues were 8.9% and 7.8%, respectively, during the six months ended June 30, 2005 and 2004. Approximately 30 basis points of the increase in our SG&A percentage in 2005 was attributable to an increase in compensation expense resulting from the change in accounting for share-based payments. The remaining increase in our SG&A percentage in 2005 was primarily due to service offering development expenditures (20 basis points), incremental legal and regulatory costs (30 basis points), and lower revenues compared to the prior year (20 basis points).

Restructuring and other. The following table summarizes restructuring and other charges incurred during the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee separation and exit costs..............................................	$ 31	$ 40	$ 27	$ 98
Pre-tax gain on disposal of Automotive Retail Group................	-	-	-	(65)
Other..................................................................................................	-	(3)	-	(4)
Total.............................................................................................	$ 31	$ 37	$ 27	$ 29

We recorded charges resulting from the involuntary termination of approximately 600 and 700 employees during the six months ended June 30, 2005 and 2004, respectively. These include the involuntary termination of approximately 600 and 300 employees during the three months ended June 30, 2005 and 2004, respectively. The amount recorded in the first quarter of 2004 included a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million. While we plan to continue our efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

During the first quarter of 2004, we sold our Automotive Retail Group ("ARG") for $85 million cash and recognized a pre-tax gain on the sale of $65 million. Such gain is included in restructuring and other in the condensed consolidated statement of operations for the three and six months ended June 30, 2004. The net results of ARG are not included in discontinued operations due to our level of continuing involvement as an IT service provider to the business.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other income (expense):
Interest expense...............................................................................	$ (60)	$ (112)	$ (123)	$ (193)
Interest income and other...............................................................	34	-	91	7
Total...........................................................................................	$ (26)	$ (112)	$ (32)	$ (186)

Interest expense for the three and six months ended June 30, 2004 includes $36 million in debt extinguishment expenses resulting from our debt exchange offer completed in the second quarter of 2004. See Note 7 in our unaudited condensed consolidated financial statements for a further discussion of the exchange. The decrease in interest expense in 2005 was primarily due to the extinguishment of debt resulting from our debt exchange offer and other scheduled debt repayments. See "Financial Position" and "Liquidity and Capital Resources" for a further discussion of our outstanding debt balance. The increase in interest income and other in 2005 was primarily due to interest income on increased levels of cash and marketable securities and foreign currency transaction gains.

Income taxes.  Our effective tax rates on income from continuing operations were 57% and 33% for the three months ended June 30, 2005 and 2004, respectively. Our effective tax rates on income (loss) from continuing operations were 54% and 28%, for the six months ended June 30, 2005 and 2004, respectively. The increase in effective tax rates for 2005 was primarily due to changes in valuation allowances incurred in certain foreign tax jurisdictions. The lower effective tax rate for 2004 was primarily due to the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions. Our effective tax rate will fluctuate periodically also as a result of our adoption of SFAS 123R. As we record expense under SFAS 123R, a deferred tax asset is recorded. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset is charged to tax expense in the period of exercise or expiration and, accordingly, would result in a higher effective tax rate in such period. Exclusive of the impact of these charges related to SFAS 123R, we expect our effective tax rate to be approximately 37% for 2005, exclusive of the impact of divestitures. See Note 15 of the notes to our unaudited condensed consolidated financial statements.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We continue to consider the provisions of the Act, but are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings. Based on the analysis to date, it is possible that we may repatriate up to $500 million of such earnings, thereby creating a respective tax liability ranging from $0 to $20 million. We expect to complete our analysis by the end of the year.

Discontinued operations.  Income from discontinued operations is comprised primarily of the net results of UGS PLM Solutions which was sold during the second quarter of 2004.

Segment information.  We refer you to Note 9 in the notes to our unaudited condensed consolidated financial statements for a summary of certain financial information related to our reportable segments for the three and six months ended June 30, 2005 and 2004.

Financial Position

At June 30, 2005, we held cash and marketable securities of $2.7 billion, had working capital of $3.2 billion, and had a current ratio of 1.69-to-1. This compares to cash and marketable securities of $3.6 billion, working capital of $3.2 million, and a current ratio of 1.61-to-1 at December 31, 2004. Approximately 12% of our cash and cash equivalents and marketable securities at June 30, 2005 were not available for debt repayment due to various commercial limitations on the use of these assets. The decrease in cash and marketable securities since December 31, 2004 is due principally to cash payments of $417 million associated with the purchase of Towers Perrin's benefits administration business in the first quarter of 2005, $135 million associated with the purchase of the outstanding interest in our Australian subsidiary in the second quarter of 2005 and a scheduled debt payment of $300 million in the second quarter of 2005.

Days sales outstanding for trade receivables were 60 days at June 30, 2005 compared with 57 days at December 31, 2004. Days payable outstanding were 22 days at June 30, 2005 compared with 21 days at December 31, 2004.

Total debt was $3.5 billion at June 30, 2005 and $3.8 billion at December 31, 2004. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 31% at June 30, 2005 compared to 33% at December 31, 2004.

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

At June 30, 2005, the estimated future asset purchases to be financed under existing arrangements were $24 million and there were outstanding an aggregate of $332 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $350 million. Although we intend to continue to utilize CSFTs for current and future client contracts, we believe we have sufficient cash resources and alternative sources of capital to directly finance the purchase of capital assets for such contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securiti-zation
Total estimated draws under financings arranged, net of expirations............	$ 2,848	$ 1,861	$ 987
Estimated amounts not yet drawn........................................................................	24	24	-
Total amounts drawn..............................................................................................	2,824	1,837	987
Amounts repaid.......................................................................................................	(2,492)	(1,505)	(987)
Total outstanding at June 30, 2005...............................................................	$ 332	$ 332	$ -

The following table summarizes CSFT and securitization financing activities for the six months ended June 30, 2005 (in millions):

	Total	CSFT	Securiti-zation
Total outstanding at December 31, 2004...................................................................	$ 443	$ 443	$ -
Total amounts drawn...................................................................................................	6	6	-
Amounts repaid............................................................................................................	(117)	(117)	-
Total outstanding at June 30, 2005....................................................................	$ 332	$ 332	$ -

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

Contractual obligations. The following table summarizes payments made during the first six months of 2005 and payments due in the remaining six months of 2005 and in specified periods thereafter related to our contractual obligations (in millions):

		Payments Made/Due by Period
	Total	2005	2006-2007	2008-2009	After 2009
Long-term debt, including current portion and interest(1).............................................................	$ 6,091	$ 872	$ 749	$ 1,119	$ 3,351
Operating lease obligations.................................	1,714	365	635	293	421
Purchase obligations(2).........................................	4,172	904	1,827	916	525
Total(3)	$ 11,977	$ 2,141	$ 3,211	$ 2,328	$ 4,297

(1)   Amounts represent the actual/expected cash payments (principal and interest) related to our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest).

(2)  Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our potential obligation to repurchase minority interests in joint ventures, including our obligation to repurchase Towers Perrin's minority interest in ExcellerateHRO. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

(3)  Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans.

Liquidity and Capital Resources

The following table summarizes our cash flows for the six months ended June 30, 2005 and 2004 (in millions):

	2005	2004
Cash flows:
Net cash provided by operating activities.......................................................................................	$ 364	$ 352
Net cash provided by (used in) investing activities......................................................................	(650)	1,146
Net cash used in financing activities................................................................................................	(409)	(223)
Free cash flow.......................................................................................................................................	36	(126)

Operating activities. The decrease in net cash provided by operating activities in 2005 compared to 2004 was due to a $299 million increase in earnings, adjusted to exclude non-cash operating items, and a $(287) million change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in receivables collections and an increase in tax payments, offset by a reduction in vendor payments.

Investing activities. The change in net cash provided by (used in) investing activities in 2005 compared to 2004 was primarily due to proceeds from the divestitures of UGS PLM Solutions in the second quarter of 2004 and ARG in the first quarter of 2004, and net cash payments of $135 million associated with the purchase of the outstanding interest in our Australian subsidiary in the second quarter of 2005 and $417 million associated with the purchase of Towers Perrin's benefits administration business in the first quarter of 2005.

Financing activities. The increase in net cash used in financing activities in 2005 compared to 2004 was primarily due to debt repayments, offset by reduced dividend payments resulting from the change in our dividend rate from $0.15 per share to $0.05 per share in July 2004.

Free cash flow.  We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments related to acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) capital lease payments. During the second quarter of 2004, we sold our UGS PLM Solutions subsidiary. Due to the significance of this transaction, the calculation of free cash flow for such quarter was adjusted to exclude $14 million in transaction fees paid during the quarter related to the UGS PLM Solutions disposition, and to include $85 million in cash generated through utilization of operating tax credits, predominantly related to 2004, to offset income tax associated with the UGS PLM Solutions disposition (such tax credits would otherwise have been available to offset future taxable income generated by operations). Free cash flow is a non-GAAP measure and should be viewed together with our consolidated statements of cash flows.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the six months ended June 30, 2005 and 2004 (in millions):

	Six Months Ended
	June 30,
	2005	2004

Net cash provided by operating activities.......................................................................................	$ 364	$ 352

Capital expenditures:
Proceeds from investments and other assets..........................................................................	173	20
Payments for purchases of property and equipment.............................................................	(328)	(332)
Payments for investments and other assets............................................................................	(12)	(12)
Payments for purchases of software and other intangibles..................................................	(98)	(181)
Other investing activities............................................................................................................	12	12
Payments on capital leases.........................................................................................................	(75)	(84)
	(328)	(577)
Adjustments related to the sale of UGS PLM Solutions:
Utilization of tax credits...............................................................................................................	-	85
Transaction fees...........................................................................................................................	-	14

Free cash flow.......................................................................................................................................	36	(126)

Other investing and financing activities:
Proceeds from sales of marketable securities..........................................................................	818	75
Proceeds related to divested assets and non-marketable equity securities.......................	1	2,064
Acquisitions, net of cash acquired, and non-marketable equity securities........................	(552)	(50)
Payments for purchases of marketable equity securities.......................................................	(664)	(450)
Proceeds from long-term debt....................................................................................................	-	6
Payments on long-term debt......................................................................................................	(310)	(14)
Employee stock transactions.....................................................................................................	29	31
Dividends paid.............................................................................................................................	(53)	(148)
Other financing activities............................................................................................................	-	(14)

Effect of exchange rate changes on cash and cash equivalents..................................................	(18)	20

Adjustments related to the sale of UGS PLM Solutions:
Utilization of tax credits...............................................................................................................	-	(85)
Transaction fees...........................................................................................................................	-	(14)

Net increase (decrease) in cash and cash equivalents...................................................................	$ (713)	$ 1,295

Capital expenditures for the six months ended June 30, 2005 are comprised of gross capital requirements of $467 million offset by proceeds from CSFTs and leasing arrangements of $139 million. Free cash flow of $66 million for the NMCI contract for the six months ended June 30, 2005 reflects net cash used in operating activities of $42 million offset by a decrease in capital expenditures of $108 million.

Covenants.  Our unsecured credit facilities contain certain financial and other restrictive covenants and representations and warranties that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants of our unsecured credit facilities include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio cannot exceed 2.50-to-1 from July 2004 through June 2005, 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charge ratio of no less than 1.10-to-1 through June 2005, 1.15-to-1 from July 2005 through December 2005, and 1.35-to-1 thereafter. We were in compliance with all covenants at June 30, 2005.

The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at June 30, 2005 (dollars in millions):

	As of and for the Six Months Ended June 30, 2005
	Covenant	Actual
Minimum net worth.................................................................................................................................	$ 6,299	$ 7,315
Leverage ratio..........................................................................................................................................	2.50	1.82
Fixed charge coverage ratio...................................................................................................................	1.10	1.55

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings at June 30, 2005:

	Moody's	S&P	Fitch
Senior long-term debt..................................................................................................	Ba1	BBB-	BBB-
Outlook..........................................................................................................................	Negative	Negative	Negative

At June 30, 2005, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At June 30, 2005, we had total liquidity of approximately $3.1 billion, comprised of unrestricted cash and marketable securities of approximately $2.4 billion and availability under our unsecured credit facilities of $734 million. Management currently intends to maintain liquidity in an amount equal to at least 18 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments. During the second quarter of 2005, we terminated our secured A/R facility, a revolving secured financing arrangement collateralized by certain trade receivables with availability of up to $400 million. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. We elected to terminate the facility prior to its December 31, 2005 schedule expiration date in order to more closely align our liquidity with our minimum targeted levels referred to above. We have maintained in effect our unsecured credit agreements which provide for aggregate availability of $1.0 billion for issuances of letters of credit and general corporate borrowing.

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

Our ability to recover significant capital investments in certain construct contracts is subject to risks.  Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.6 billion at June 30, 2005, including approximately $1.0 billion associated with the NMCI contract (net of impairment charges associated with this contract in previous years) and $251 million associated with one development contract with the U.K. Government. Some of these contracts, including the NMCI and U.K. Government contracts, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under "Overview" above for further information regarding our risks under that contract. Remaining long-lived assets and lease receivables associated with the contract totaled $161 million and $585 million, respectively, at June 30, 2005. In addition, we refer you to the discussion under "Overview" above for further information regarding our risks under a commercial contract for which we recognized a $37 million non-cash impairment charge in the second quarter of 2005. Long-lived assets associated with such contract totaled $136 million at June 30, 2005.

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

An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. We refer you to Note 11 of the unaudited condensed consolidated financial statements for a description of this investigation. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We and certain of our current and former directors and officers are defendants in numerous shareholder class action suits. We refer you to Note 11 of the unaudited condensed consolidated financial statements for a description of these actions. We are not able to determine the actual impact of these suits on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

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

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are the leading IT outsourcing provider to the airline industry, which sector has been experiencing significant financial difficulty. In 2003, we amended agreements with certain of those clients, which has resulted in a decrease in revenues and earnings from these clients. Our largest IT agreement in the airline industry is with American Airlines. We had $44 million in receivables and $82 million in other operating assets associated with that contract at June 30, 2005. We also provide IT services to US Airways through a long-term agreement. In September 2004, US Airways filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with the US Airways agreement, we recorded net charges totaling $27 million during the third quarter of 2004. We had $31 million in receivables and $13 million in other operating assets associated with that contract at June 30, 2005. If US Airways is not successful in emerging from bankruptcy proceedings and ceases operations, all or a significant portion of these assets and any post-bankruptcy receivables will become impaired. In addition, our exposure to investments in aircraft leases was $91 million at June 30, 2005, including leases with American, Delta (net present value of $26 million) and Continental Airlines.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, free cash flow, TCV, cost savings and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, earnings and cash flow, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the TCV of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined under "Factors That May Affect Future Results" above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit, to arrange new client supported financing transactions or similar facilities and continue to access existing facilities; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our multi-year plan and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; our ability to attract and retain highly skilled personnel; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business; the degree to which third parties continue to outsource IT and business processes; and fluctuations in foreign currencies, exchange rates and interest rates.

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

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended June 30, 2005. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   EDS did not purchase any Common Stock during the three months ended June 30, 2005, and did not have any authorized share repurchase program in effect during that period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EDS' 2005 Annual Meeting of Shareholders was held on April 22, 2005, in Plano, Texas. A total of 457,226,428 shares (approximately 88% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

(i)            Election of two directors:  W. Roy Dunbar - 448,561,852 shares cast for election and 8,679,298.00 shares withheld; and Michael H. Jordan - 445,875,231 shares cast for election and 11,365,920 shares withheld. The terms of the following directors continued after the meeting:  W. Roy Dunbar; Roger A. Enrico; Ray J. Groves; Ellen M. Hancock; Jeffrey M. Heller; Ray L. Hunt; Michael H. Jordan; Edward A. Kangas; C. Robert Kidder; and Solomon D. Trujillo.  Because the Board of Directors proposal to repeal EDS' classified board structure was approved, the current term of all directors will end at the 2006 annual meeting of shareholders.

(ii)           Ratification of the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2005: 449,389,977 shares cast for ratification, 4,963,386 shares cast against ratification, and 2,887,787 shares abstained.

(iii)          Board of Directors proposal to amend the Certificate of Incorporation to repeal the classified board structure and provide for the annual election of all directors commencing with the 2006 annual meeting of shareholders: 451,193,969 shares cast for the proposal, 3,132,824 shares cast against the proposal and 2,914,357 shares abstained.

(iv)          Board of Directors proposal to amend the Certificate of Incorporation to eliminate all supermajority voting requirements: 448,732,135 shares cast for the proposal, 5,260,156 shares cast against the proposal and 3,248,859 shares abstained.

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

                                                                                                                            ELECTRONIC DATA SYSTEMS CORPORATION

                                                                                                                                                              (Registrant)

Dated: August 9, 2005                                                                                     By:                   /s/ Robert H. Swan

                                                                                                                                                           Robert H. Swan

                                                                                                                                               Executive Vice President and

                                                                                                                                                    Chief Financial Officer

                                                                                                                                                (Principal Financial Officer)

Dated: August 9, 2005                                                                                     By:                 /s/ Scot H. McDonald

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