Form 10-Q
period 2005-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2005-11-07
CIK 1007456

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes           No    X     .

As of October 31, 2005, there were 521,540,715 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

                                                                                                                                                                                                                                  Page No.

Part I -	Financial Information (Unaudited)
Item 1.	Financial Statements
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	19
Item 4.	Controls and Procedures	33
Part II -	Other Information
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	33
Signatures	34

PART I

ITEM 1.      FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$4,874	$4,754	$14,611	$14,775

Costs and expenses
Cost of revenues	4,280	4,578	13,011	13,843
Selling, general and administrative	488	386	1,356	1,170
Restructuring and other	(81)	(4)	(54)	21
Total costs and expenses	4,687	4,960	14,313	15,034

Operating income (loss)	187	(206)	298	(259)

Interest expense	(61)	(64)	(184)	(257)
Interest income and other, net	20	23	110	37
Other income (expense)	(41)	(41)	(74)	(220)

Income (loss) from continuing operations before income taxes	146	(247)	224	(479)

Provision (benefit) for income taxes	32	(78)	64	(141)
Income (loss) from continuing operations	114	(169)	160	(338)
Income (loss) from discontinued operations, net of income taxes	(106)	16	(122)	443
Net income (loss)	$8	$(153)	$38	$105

Basic earnings per share of common stock
Income (loss) from continuing operations	$0.22	$(0.33)	$0.30	$(0.68)
Income (loss) from discontinued operations	(0.20)	0.03	(0.23)	0.89
Net income (loss)	$0.02	$(0.30)	$0.07	$0.21

Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.22	$(0.33)	$0.30	$(0.68)
Income (loss) from discontinued operations	(0.20)	0.03	(0.23)	0.89
Net income (loss)	$0.02	$(0.30)	$0.07	$0.21

Cash dividends per share	$0.05	$0.05	$0.15	$0.35

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,751	$2,102
Marketable securities	1,318	1,490
Accounts receivable, net	3,255	3,161
Prepaids and other	796	874
Deferred income taxes	834	602
Assets held for sale	329	442
Total current assets	8,283	8,671

Property and equipment, net	1,956	2,181
Deferred contract costs, net	616	708
Investments and other assets	679	912
Goodwill	3,833	3,635
Other intangible assets, net	728	771
Deferred income taxes	849	866
Total assets	$16,944	$17,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$593	$472
Accrued liabilities	2,269	2,773
Deferred revenue	1,366	1,061
Income taxes	47	58
Current portion of long-term debt	314	658
Liabilities held for sale	254	267
Total current liabilities	4,843	5,289

Pension benefit liability	1,144	1,132
Long-term debt, less current portion	2,950	3,168
Minority interests and other long-term liabilities	583	715
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 523,824,411 shares issued at September 30, 2005 and 522,748,596 shares issued at December 31, 2004	5	5
Additional paid-in capital	2,593	2,433
Retained earnings	5,285	5,492
Accumulated other comprehensive loss	(280)	(59)
Treasury stock, at cost, 2,924,639 shares at September 30, 2005 and 7,443,650 shares at December 31, 2004	(179)	(431)
Total shareholders' equity	7,424	7,440
Total liabilities and shareholders' equity	$16,944	$17,744

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$38	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,108	1,496
Deferred and stock-based compensation	179	31
Intangible and fixed asset write-downs	145	484
Other (including pre-tax gains on sales of businesses of $829 in 2004)	4	(823)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(198)	129
Prepaids and other	(19)	136
Deferred contract costs	(99)	(101)
Accounts payable and accrued liabilities	(276)	(501)
Deferred revenue	315	(67)
Income taxes	(278)	74
Total adjustments	881	858
Net cash provided by operating activities	919	963

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	1,077	649
Proceeds from investments and other assets	247	23
Net proceeds related to divested assets, and non-marketable equity investments	149	2,121
Net proceeds from real estate sales	154	-
Payments for purchases of property and equipment	(515)	(498)
Payments for investments and other assets	(18)	(25)
Acquisitions, net of cash acquired, and non-marketable equity investments	(552)	(50)
Payments for purchases of software and other intangibles	(215)	(262)
Payments for purchases of marketable securities	(918)	(2,012)
Other	16	15
Net cash used in investing activities	(575)	(39)

Cash Flows from Financing Activities
Proceeds from long-term debt	4	6
Payments on long-term debt	(560)	(14)
Capital lease payments	(112)	(127)
Proceeds from issuance of common stock	-	198
Employee stock transactions	66	43
Dividends paid	(79)	(174)
Other	3	(15)
Net cash used in financing activities	(678)	(83)
Effect of exchange rate changes on cash and cash equivalents	(17)	24
Net increase (decrease) in cash and cash equivalents	(351)	865
Cash and cash equivalents at beginning of period	2,102	2,197
Cash and cash equivalents at end of period	$1,751	$3,062

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

The Company purchases assets to be sold in sales-type lease transactions under certain contracts with customers and occasionally sells lease receivables associated with these transactions to third parties. Payments for assets to be sold to customers under sales-type leases and proceeds from associated lease receivables related to these transactions were reported as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows in previous periods. During 2005, the Company began to report cash flows related to these transactions as changes in prepaid and other assets in the operating section of the statement of cash flows in accordance with guidance recently issued by the SEC. Cash flows associated with reacquired sales-type lease receivables and their subsequent collection continue to be classified as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows. The respective amounts contained in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2004 have been reclassified to conform to the 2005 presentation.

Certain other reclassifications have been made to the 2004 unaudited condensed consolidated financial statements to conform to the 2005 presentation.

NOTE 2: ACCOUNTING CHANGES

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as of January 1, 2005, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $43 million ($32 million net of tax) for the three months ended September 30, 2005, and $133 million ($93 million net of tax) for the nine months ended September 30, 2005. Compensation expense presented in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2005 includes $26 million and $79 million, respectively, in cost of revenues, $11 million and $34 million, respectively, in selling, general and administrative, and $6 million and $20 million, respectively, in income (loss) from discontinued operations.

Prior to January 1, 2005, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan.

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and are as follows for the nine months ended September 30, 2004 (in millions, except per share amounts):

	Nine Months Ended September 30, 2004
	First Quarter	Second Quarter	Third Quarter	Year to Date
Net income (loss):
As reported	$(12)	$270	$(153)	$105
Stock-based employee compensation cost included in reported net income (loss), net of related tax effects	8	6	6	20
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(40)	(35)	(36)	(111)
Pro forma	$(44)	$241	$(183)	$14

Basic earnings per share of common stock
As reported.	$(0.02)	$0.54	$(0.30)	$0.21
Pro forma	(0.09)	0.48	(0.36)	0.03
Diluted earnings per share of common stock
As reported	$(0.02)	$0.54	$(0.30)	$0.21
Pro forma	(0.09)	0.48	(0.36)	0.03

During the third quarter of 2003, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. The Company recognized revenues of approximately $60 million and $90 million, respectively, during the three months ended September 30, 2005 and 2004, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00‑21. The Company recognized approximately $190 million and $260 million of such revenues during the nine months ended September 30, 2005 and 2004, respectively. These amounts were estimated as the amount which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003. Such revenues have been partially offset by deferred cost amortization and charges recognized by the Company since January 1, 2003 associated with costs that had been recognized prior to January 1, 2003 and deferred in the cumulative effect adjustment.

NOTE 3: EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and nine months ended September 30, 2005 and 2004 (in millions):

	2005	2004
For the three months ended September 30:
Basic earnings per share	520	511
Diluted earnings per share	526	511
For the nine months ended September 30:
Basic earnings per share	518	497
Diluted earnings per share	524	497

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2004 because the Company reported a loss from continuing operations in those periods. Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and nine months ended September 30, 2005 and 2004 (in millions):

	2005	2004
For the three months ended September 30:
Common stock options	43	74
Restricted stock units	-	6
Convertible debt and forward purchase contracts	20	21
For the nine months ended September 30:
Common stock options	45	77
Restricted stock units	-	7
Convertible debt and forward purchase contracts	20	31

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

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are "broad-based" plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of September 30, 2005, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of September 30, 2005, no shares were available for future issuance under these plans.

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

During the nine months ended September 30, 2005 and 2004, 7.0 million and 0.1 million restricted stock units, respectively, were granted. A restricted stock unit is the right to receive shares. Units granted are generally scheduled to vest over periods of three to 10 years. The March 31, 2005 grant consisted of performance-vesting restricted stock units. The number of awards that vest is dependent upon the Company's performance over a three-year period with vesting thereafter. The weighted-average fair values of the restricted stock units granted were $18.63 and $18.81 for the nine months ended September 30, 2005 and 2004, respectively. The quoted market price of common stock as of the date of grant is charged to operations over the vesting period.

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

Transition Inducement Plan

The Transition Inducement Plan permits awards in the form of nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards or stock grants to eligible employees. This plan was adopted in October 2002 in anticipation of then proposed New York Stock Exchange rules which provide that awards issued to induce new employment or in exchange for awards under an "acquired" plan are not subject to shareholder approval. All options granted under this plan must have an exercise price not less than the fair market value per share of common stock on the grant date. The maximum number of shares that can be issued under this plan is 7.0 million, of which not more than 2.0 million are available for awards other than in the form of stock options. During the nine months ended September 30, 2005 and 2004, respectively, 0.3 and 0.9 million restricted stock units with a weighted-average fair value of $18.77 and $23.19 were granted under this plan.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123R. The Company uses historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that have similar historical exercise behavior. The risk-free rate used to estimate fair value is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of options granted was $10.46 and $8.60 for the nine months ended September 30, 2005 and 2004, respectively. The fair value of each option was estimated at the date of grant, with the following weighted-average assumptions for the nine months ended September 30, 2005 and 2004, respectively: dividend yields of 1.0% and 2.9%; expected volatility of 60.3% and 63.0%; risk-free interest rate of 4.1% and 2.8%; and expected lives of 5.0 years and 4.8 years. The total intrinsic value of options exercised during the nine months ended September 30, 2005, was $11.9 million, resulting in tax deductions to realize benefits of $4.2 million. Prior to the third quarter of 2005, the Company issued treasury shares to satisfy share option exercises. The Company is currently issuing new shares to satisfy share option exercises and the vesting of restricted share awards. A summary of options activity under PerformanceShare, Global Share, Incentive Plan, Transition Incentive Plan and Transition Inducement Plan during the nine months ended September 30, 2005, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(millions)	Price	Term	(millions)
Fixed Options:
Outstanding at December 31, 2004	70.9	$31
Granted	1.5	$20
Exercised	(2.9)	$17
Forfeited	(13.7)	$53
Outstanding at September 30, 2005	55.8	$26	5.4	$164
Exercisable	28.8	$29	4.2	$83

As of September 30, 2005, there was approximately $238.6 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The fair value of each restricted stock unit is generally the market price of the Company's stock on the date of grant. However, if the shares have a mandatory holding period after the date of vesting, a discount is provided based on the length of the holding period. A discount was applied in determining the fair value of all restricted stock unit awards to adjust for the present value of foregone dividends during the period the award is outstanding and unvested. An additional discount of 15% was applied in determining the fair value of all units subject to transfer restrictions for a one-year period following vesting. This transferability discount was derived based on the value of a one-year average-strike lookback put option. A summary of the status of the Company's nonvested restricted stock units as of September 30, 2005, and changes during the nine months ended September 30, 2005, is presented below:

		Weighted-
		Average
	Shares	Grant Date
	(millions)	Fair Value
Nonvested restricted stock units:
Nonvested at December 31, 2004	3.3	$33
Granted	7.3	$19
Vested	(1.2)	$35
Forfeited	(0.2)	$15
Nonvested at September 30, 2005	9.2	$22

As of September 30, 2005, there was approximately $122.5 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.4 years. Total compensation expense for restricted stock units was $46 million ($30 million net of tax) and $31 million ($20 million net of tax), respectively, for the nine month periods ended September 30, 2005 and 2004. The aggregate fair value of shares vested during the nine months ended September 30, 2005, was $29.2 million at the date of vesting, resulting in tax deductions to realize benefits of $10.2 million, as compared to an aggregate fair value of $47.0 million on the date of their grant.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company's general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the nine months ended September 30, 2005 and 2004, there were no employer contributions to the plan.

NOTE 5: PROPERTY AND EQUIPMENT, DEFERRED COSTS AND OTHER INTANGIBLE ASSETS

Property and equipment is stated net of accumulated depreciation of $5.0 billion and $5.1 billion at September 30, 2005 and December 31, 2004, respectively. Depreciation expense for the three months ended September 30, 2005 and 2004 was $197 million and $238 million, respectively. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $622 million and $801 million, respectively. Amortization expense and deferred cost charges for the three months ended September 30, 2005 and 2004 was $149 million and $188 million, respectively. Amortization expense and deferred cost charges for the nine months ended September 30, 2005 and 2004 was $486 million and $695 million, respectively.

During the third quarter of 2005, the Company sold sixteen domestic and international real estate properties in connection with its efforts to improve its cost competitiveness and enhance workplace capacity usage. Fourteen properties involved in the sale have been leased back by the Company under various terms. Total proceeds from the sale were approximately $180 million of which $154 million was received in September 2005 and the remainder was received in October 2005. The Company recognized a net gain on the sale of $3 million which is included in other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. A deferred net gain of $14 million has been allocated to the various leased properties and will be recognized by the Company over the respective term of each lease.

During the second quarter of 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million to write-off the contract's deferred contract costs. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2005 and is included in the results of the Outsourcing segment. Remaining long-lived assets associated with this contract totaled $132 million at September 30, 2005. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

During the third quarter of 2004, the Company recognized a $375 million non-cash impairment charge to write-down long-lived assets associated with the Navy Marine Corps Intranet ("NMCI") contract. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

NOTE 6: INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment financing leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. During the three months ended September 30, 2005, the Company recorded a write-down of its investment in the partnership due to uncertainties regarding the recoverability of the partnership's investments with Delta Airlines, which filed for bankruptcy on September 14, 2005. This write-down was partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. The write-down is reflected in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005 as a $21 million charge to other expense. The carrying amount of the Company's remaining equity interest in the partnership was $74 million at September 30, 2005. The partnership's remaining leveraged lease investments include leases with Continental Airlines, American Airlines and one international airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

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

NOTE 8: COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income (loss) was $36 million and $(69) million for the three months ended September 30, 2005 and 2004 respectively. Comprehensive income (loss) was $(183) million and $89 million for the nine months ended September 30, 2005 and 2004 respectively. The difference between comprehensive income (loss) and net income (loss) for the three and nine months ended September 30, 2005 and 2004 resulted primarily from foreign currency translation adjustments.

In connection with its employee stock incentive plans, the Company issued 4.5 million shares of treasury stock at a cost of $252 million during the nine months ended September 30, 2005. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $166 million in the accompanying unaudited condensed consolidated balance sheet at September 30, 2005.

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

The accompanying segment information excludes the net results of A.T. Kearney which are included in discontinued operations in the unaudited condensed consolidated statements of operations (see Note 12). The following is a summary of certain financial information by reportable segment, including the components of the Outsourcing segment, for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,
	2005		2004
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Americas	$2,288	$375	$2,279	$358
EMEA	1,483	204	1,406	180
Asia Pacific	347	33	344	46
U.S. Government	497	86	544	111
Other	-	(209)	-	(146)
Total Outsourcing	4,615	489	4,573	549
NMCI	208	(11)	184	(481)
All other	51	(291)	(3)	(274)
Total	$4,874	$187	$4,754	$(206)

	Nine Months Ended September 30,
	2005		2004
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
Americas	$6,818	$982	$6,819	$688
EMEA	4,317	564	4,683	632
Asia Pacific	1,031	84	998	115
U.S. Government	1,497	258	1,619	304
Other	-	(520)	-	(431)
Total Outsourcing	13,663	1,368	14,119	1,308
NMCI	593	(77)	590	(797)
All other	355	(993)	66	(770)
Total	$14,611	$298	$14,775	$(259)

NOTE 10: RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute approximately $350 million to its pension plans during 2005, including discretionary and statutory contributions. The Company contributed $217 million to its defined benefit pension plans during the nine months ended September 30, 2005.

The following table presents the components of net periodic pension cost recognized in earnings for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$84	$79	$260	$240
Interest cost	111	103	343	308
Expected return on plan assets	(128)	(109)	(392)	(328)
Amortization of transition obligation	-	1	1	2
Amortization of prior-service cost	(8)	(8)	(24)	(24)
Amortization of net actuarial loss	14	16	42	49
Settlement loss	-	-	77	-
Curtailment loss	-	-	-	3
Net periodic benefit cost	73	82	307	250
Special termination benefit	-	-	-	1
Net periodic benefit cost after curtailment settlements	$73	$82	$307	$251

The Company recognized a settlement loss of $77 million ($50 million net of tax) in the second quarter of 2005 as a result of the settlement of the Company's pension obligation to employees that were transitioned to another employer.

NOTE 11: COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $23 million during the three months ended September 30, 2004. No assets were purchased under the Company's CSFT arrangements during the three months ended September 30, 2005. As of September 30, 2005, an aggregate of $287 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At September 30, 2005, the Company had net deferred contract and set-up costs of $616 million, of which $148 million related to 16 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $1.4 billion at September 30, 2005, of which $975 million was associated with the NMCI contract. No contract or set-up costs associated with the NMCI contract have been deferred during 2004 or 2005. Some of the Company's client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed.

The Company provides IT services to Delphi Corporation ("Delphi") through a long-term agreement. The Company recognized revenues of $124 million under the Delphi services agreement during the nine months ended September 30, 2005. Total receivables outstanding under the Delphi agreement, excluding reserves, were $27 million at September 30, 2005. In addition, the Company had equipment and other assets with a net book value of approximately $21 million at September 30, 2005 deployed on the Delphi agreement. On October 8, 2005, Delphi filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of certain pre-

bankruptcy receivables associated with the Delphi contract, the Company recorded receivable reserves of $10 million during the three months ended September 30, 2005. This amount is reflected in cost of revenues in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Billings related to pre-bankruptcy services for the period of October 1, 2005 through October 7, 2005 of approximately $7 million will be reserved during the three months ended December 31, 2005. The remaining assets associated with the Company's agreement with Delphi are expected to be recovered through collection or future operations.

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

On November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding Defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on November 8, 2004, the U.S. District Court for the Eastern District of Texas certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the Defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on November 23, 2004 requesting that the Court hear and reverse the trial court's class certification order as to the class certified in the ERISA action. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court, and oral arguments were heard on the appeal on April 5, 2005. On May 5, 2005, the Company reached an agreement with the class representatives in the ERISA action to settle that action, subject to final approval of the settlement by an independent fiduciary and the U.S. District Court for the Eastern District of Texas and the receipt of certain assurances from the Department of Labor. Under the terms of the settlement, a cash payment of $16.5 million would have been paid entirely by one of the Company's insurers. In addition, the Company would have agreed to continue to make the matching contribution under the EDS 401(k) Plan through 2006 and to make certain changes to the Plan. However, on June 30, 2005, the District Court denied the motions of the Company and the class representatives to approve the settlement. The Company intends to defend this action vigorously.

On February 11, 2005, the U.S. District Court for the Eastern District of Texas certified a class in the consolidated securities action of all persons and entities, excluding defendants, who purchased or otherwise acquired EDS securities between February 7, 2001 through September 18, 2002 and who were damaged thereby. The Company filed a petition to the U.S. Fifth Circuit Court of Appeal on February 28, 2005 requesting that the Court hear and reverse the trial court's class certification order as to the class certified in the securities action. On April 28, 2005, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court. On October 24, 2005, the U.S. Fifth Circuit Court of Appeals affirmed the trial court's certification order. On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative in the consolidated securities action to settle that action, subject to final approval of the settlement by the U.S. District Court for the Eastern District of Texas. The terms of the settlement provide for a cash payment of $137.5 million. The Company estimates approximately one-half of such payment would be made by its insurers.

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

The Company provided IT services to the U.K. government's Inland Revenue department, now known as Her Majesty's Revenue and Customs ("HMRC"), pursuant to a 10 year contract that ended in June 2004. Commencing in February 2004, HMRC alleged it incurred losses resulting from problems and alleged defects in IT systems developed for it by the Company. Although HMRC's statements regarding its alleged losses have varied significantly since its initial claim, it has most recently alleged losses of up to approximately $500 million, which amount it has acknowledged is an estimate that is subject to mitigation efforts which could result in a substantial reduction in its alleged losses. The Company and HMRC have continued to discuss this matter during this period, but should legal proceedings be commenced against the Company it intends to vigorously defend against HMRC's allegations and quantification of damages. Although there can be no assurance as to the outcome of this matter, the Company believes it has valid defenses against HMRC's claims and that the amount of damages alleged by HMRC is significantly in excess of the Company's potential liability.

The Company is not able to determine the actual impact of these actions on its consolidated financial statements. However, it is reasonably possible that the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation of matters relating to the Company's derivatives contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, the Company's NMCI contract, a contract with a client of the Company that contained a prepayment provision, and the Company's guidance and other events leading up to its third quarter 2002 earnings announcement. The SEC has deposed current and former members of the Company's management and the NMCI account team as well as other witnesses regarding these issues. The SEC staff is also investigating allegations that a former employee working in India for a branch of a subsidiary of the Company made questionable payments allegedly to further that entity's business in India, a matter which the Company self-reported to the SEC staff and other relevant governmental authorities. The SEC staff's investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC's views of the issues being investigated or any action that the SEC might take.

In July 2004, the Company voluntarily reported to the SEC staff a matter regarding a transaction with a third party, which was subsequently identified as Delphi. The transaction was not material to the Company. In September 2004, Delphi reported that in August 2004 it had received a formal order of investigation from the SEC indicating the staff had commenced an inquiry regarding, among other things, payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for system implementation services in 2002 and in early 2003. In addition, Delphi reported that the staff was also reviewing the accounting treatment of other suppliers of IT services to Delphi. The SEC has formally requested documents relating to the Company's transactions with Delphi. The Company has been cooperating with the SEC staff regarding this matter and will continue to do so.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at September 30, 2005 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 12: DISCONTINUED OPERATIONS

During the third quarter of 2005, the Company approved a plan to proceed with a transaction to sell 100% of its ownership interest in its A.T. Kearney subsidiary. The subsidiary is classified as "held for sale" at September 30, 2005 and its results for the three and nine months ended September 30, 2005 and 2004 are included in income (loss) from discontinued operations. A.T. Kearney's results for the three and nine months ended September 30, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to net realizable value. The net realizable value was determined based on the terms of the sale as documented in the agreement in principle executed on October 28, 2005, by the Company and an entity formed by the management buyout group. The impairment charge is partially offset by the recognition of $19 million of previously unrecognized tax assets that will be realized as a result of the sale. The sale of A.T. Kearney is targeted to close in the fourth quarter of 2005. Income (loss) from discontinued  operations also includes the results of the Company's UGS PLM Solutions subsidiary which was sold during the second quarter of 2004.

Following is a summary of assets and liabilities of A.T. Kearney at September 30, 2005 and December 31, 2005 which are reflected in the unaudited condensed consolidated balance sheet as "held for sale" (in millions):

	September 30, 2005	December 31, 2004
Accounts receivable, net	$237	$199
Prepaids and other	35	51
Property and equipment, net	26	35
Investments and other assets	3	2
Goodwill.	-	22
Other intangibles, net	28	133
Assets held for sale	$329	$442

Accounts payable	$43	$62
Accrued liabilities	180	171
Deferred revenue	-	1
Pension benefit liability	25	25
Minority interest and other long-term liabilities	6	8
Liabilities held for sale	$254	$267

Following is a summary of income (loss) from discontinued operations before income taxes, excluding gains and losses and impairment charges, for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$190	$190	$592	$964
Costs and expenses	200	187	635	922
Operating income (loss)	(10)	3	(43)	42
Other income (expense)	1	(1)	2	(9)
Income (loss) from discontinued operations before income taxes	$(9)	$2	$(41)	$33

During the three and nine months ended September 30, 2005, the Company recognized after-tax net gains (losses) of $(1) million and $8 million, respectively, related to the settlement of contingencies associated with sales of certain businesses classified as discontinued operations in prior years. Income (loss) from discontinued operations for the three and nine months ended September 30, 2004 includes after-tax gains of $20 million and $424 million, respectively, related to the sale of the UGS PLM Solutions subsidiary.

NOTE 13: RESTRUCTURING AND OTHER

The following table summarizes restructuring and other charges incurred for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Employee separation and exit costs	$ 4	$ 31	$ 31	$ 125
Pre-tax gain on disposal of European wireless clearing	(85)	-	(85)	-
Pre-tax gain on disposal of U.S. wireless clearing	-	(35)	-	(35)
Pre-tax gain on disposal of Automotive Retail Group	-	-	-	(65)
Other	-	-	-	(4)
Total	$ (81)	$ (4)	$ (54)	$ 21

The Company recorded charges resulting from the involuntary termination of approximately 800 and 1,600 employees during the nine months ended September 30, 2005 and 2004, respectively. These include the involuntary termination of approximately 200 and 900 employees during the three months ended September 30, 2005 and 2004, respectively. The amount recorded in the first quarter of 2004 included a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million. While the Company plans to continue its efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

The following table summarizes accruals associated with restructuring and other employee reduction programs for the nine months ended September 30, 2005 (in millions):

	Employee Separations	Exit Costs	Early Retirement Offer	Other Employee Reductions	Total
Balance at December 31, 2004	$72	$7	$50	$80	$209
Amounts incurred	-	-	-	54	54
Amounts utilized	(44)	(3)	-	(57)	(104)
Reversal of prior restructuring accruals	(6)	(4)	-	(13)	(23)
Balance at September 30, 2005	$22	$-	$50	$64	$136

During the third quarter of 2005, the Company sold its European wireless clearing business for total consideration of $178 million, of which $148 million was paid at closing. The remaining purchase price will be paid in the fourth quarter of 2005 and the first quarter of 2006, subject to certain post-closing adjustments. In connection with the sale, the Company recognized a $32 million valuation allowance related to deferred tax assets in certain European countries that may no longer be recoverable as a result of the sale. The net results of the European wireless clearing business are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business. The transaction resulted in a pre-tax gain of $85 million ($54 million net of tax) which is included in restructuring and other in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

During the third quarter of 2004, the Company sold its U.S. wireless clearing business for $58 million cash and recognized a pre-tax gain on the sale of $35 million. Such gain is included in restructuring and other in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004. The net results of the U.S. wireless clearing business are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business.

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

Overview

Results. Third quarter revenues of $4.9 billion increased 3% from the prior year third quarter and were flat on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. We reported income from continuing operations of $114 million, or $0.22 per share, which included compensation expense of $37 million resulting from a change in accounting for share-based payments (see "Accounting Change" below). We reported a loss from continuing operations of $169 million, or $(0.33) per share, in the prior year third quarter. Income from continuing operations excludes the net results of A.T. Kearney which are included in discontinued operations in the unaudited condensed consolidated statements of operations (see "A.T. Kearney" below).

A.T. Kearney.  During the third quarter of 2005, we approved a plan to proceed with a transaction to sell 100% of our ownership interest in our A.T. Kearney subsidiary. The subsidiary is classified as "held for sale" at September 30, 2005 and its results for the three and nine months ended September 30, 2005 and 2004 are included in income (loss) from discontinued operations. On October 28, 2005, we entered into an agreement in principle to sell A.T. Kearney to a group of the firm's officers. A.T. Kearney's results for the three and nine months ended September 30, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to net realizable value. The net realizable value was determined based on the terms of the sale as documented in the agreement in principle. The impairment charge is partially offset by the recognition of $19 million previously unrecognized tax assets that will be realized as a result of the sale. The sale of A.T. Kearney is expected to close in the fourth quarter of 2005. Upon consummation of the transaction, we expect to record additional tax benefits of approximately $27 million, an equity translation benefit of approximately $20 million and a stock compensation charge of approximately $19 million.

Third Party Bankruptcies. We provide IT services to Delphi Corporation ("Delphi") through a long-term agreement. On October 8, 2005, Delphi filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of certain pre-bankruptcy receivables associated with the Delphi contract, we recorded receivable reserves of $10 million during the three months ended September 30, 2005. This amount is reflected in cost of revenues in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Billings related to pre-bankruptcy services of approximately $7 million will be reserved during the three months ending December 31, 2005. The remaining assets associated with our services agreement with Delphi are expected to be recovered through collection or future operations.

During the three months ended September 30, 2005, we recorded a write-down of our investment in an aircraft leasing partnership due to uncertainties regarding the recoverability of the partnership's investments with Delta Airlines which filed for bankruptcy on September 14, 2005. This write-down was partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. The write-down is reflected in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005 as a $21 million charge to other expense.

Client Contract Payment. During the third quarter of 2005, we reached an agreement with a government client to consolidate and extend our multiple IT services agreements with that client into a single extended agreement. As a result of this contract realignment, we received a non-refundable payment of $307 million from the client in the third quarter of 2005. A similar payment will be received from this client in the second quarter of 2006 which will be used to fund the incremental capital requirements in 2006 necessitated by the service delivery transformational  requirements for this new contract. These payments will be recognized as revenue as we provide services over the five-year term of the new contract and resulted from the revision of contract pricing and delivery standards of numerous existing IT service contracts prior to their contractual end dates.

Real Estate Initiatives. During the third quarter of 2005, we sold sixteen domestic and international real estate properties in connection with our efforts to improve our cost competitiveness and enhance workplace capacity usage. Fourteen properties involved in the sale have been leased back under various terms. Total proceeds from the sale were approximately $180 million of which $154 million was received in September 2005 and the remainder was received in October 2005. We recognized a net gain on the sale of $3 million which is included in other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005. A deferred net gain of $14 million has been allocated to the various leased properties and will be recognized over the respective term of each lease.

Accounting Change. We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2005. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $43 million ($32 million net of tax) for the three months ended September 30, 2005, and $133 million ($93 million net of tax) for the nine months ended September 30, 2005. We estimate the expensing of currently outstanding options would have reduced full-year 2004 earnings by approximately $0.28 per share and will reduce full-year 2005 earnings by approximately $0.19 per share. In addition, effective with our March 2005 long-term incentive award grant, we significantly limited the use of annual stock option grants and instead provided annual grants of performance-vesting restricted stock units ("Performance RSUs"). Although we continue to use stock options as a component of the long-term incentive compensation of our senior executives along with Performance RSUs, we have completely replaced the use of stock options in favor of Performance RSUs for all other incentive plan participants. The vesting of the Performance RSUs is tied to our performance as measured by operating margin, net asset utilization and organic revenue growth over multiple year periods. We estimate this change in our long-term incentive compensation strategy will reduce full-year 2005 earnings by approximately $0.04 per share.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the DON), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at a price equal to 85% of the full seat price. At September 30, 2005, we had approximately 317,000 computer seats under management that were then billable, and approximately 78% of these seats were operating under the NMCI environment.

Long-lived assets and lease receivables associated with the contract totaled approximately $186 million and $482 million, respectively, at September 30, 2005. If we do not maintain or exceed current monthly seat cutover rates, or if we do not meet service performance and customer satisfaction levels in accordance with anticipated timelines, estimates of future contract cash flows will decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to increase the average seat price; qualify for performance and customer satisfaction incentives under the contract; improve productivity; extend the contract term through the DON's optional three-year extension period; and seek additional business with this client. We also are seeking to obtain compensation for significant amounts related to services required by and provided to the client in addition to contractual requirements, including services related to legacy applications, and for amounts related to the minimum order obligations under the contract. In addition, we expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term.

For the three and nine months ended September 30, 2005, we reported revenue associated with the NMCI contract of $208 million and $593 million, respectively, operating losses of $(11) million and $(77) million, respectively, and free cash flow of $32 million and $98 million, respectively. For the three and nine months ended September 30, 2004, we reported revenue of $184 million and $590 million, respectively, operating losses of $(106) million and $(422) million, respectively, and free cash flow usage of $(99) million and $(327) million, respectively. These 2004 results are exclusive of the $375 million asset impairment charge taken in the third quarter of 2004. The increase in revenue in 2005 compared to 2004 is attributable to a greater number of seats under management and recognition of seats billed at 100% of the full seat price, offset in part by a decline in product sales. The decrease in operating losses in 2005 compared to 2004 is due to increased productivity, reduced depreciation and amortization expense as a result of the impairment of NMCI-related long lived assets in the third quarter of 2004, additional seats under management and recognition of seats billed at 100% of the full seat price. The increase in free cash flow in 2005 is due to our repurchase in the fourth quarter of 2004 of assets associated with the NMCI securitization facility, as well as operational improvements. See "Off Balance Sheet Arrangements and Contractual Obligations" below.

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

2005 Investments. We refer you to the discussion of the planned new investments in our infrastructure and in new service offerings in 2005 described under "Priorities and Expectations for 2005 and Beyond" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2004. Investments in these initiatives reduced our earnings by approximately $0.08 and $0.18 per share, respectively, during the three and nine months ended September 30, 2005 (excluding our initial investment in ExcellerateHRO and investments associated with our United Kingdom Ministry of Defence contract). We expect the rate of our investment in our infrastructure and in new service offerings to increase in the fourth quarter of 2005.

Total Contract Value of Contract Signings. The total contract value ("TCV") of new business signed during the third quarter was approximately $5.3 billion, up 83% from $2.9 billion in the third quarter of 2004, excluding new business signed by A.T. Kearney. We currently estimate full-year 2005 TCV of new business signings of approximately $20 billion.

Settlement of Consolidated Securities Class Action.  On November 1, 2005, we entered into a memorandum of understanding regarding a settlement of the consolidated securities class action filed in late 2002, subject to certain conditions, including final approval of the settlement of the settlement by the U.S. District Court for the Eastern District of Texas. The terms of the settlement provide for a cash payment of $137.5 million. The Company estimates at least one-half of such payment would be made by its insurers. The shareholder litigation reserve of approximately $0.03 per share recorded in the three months ended September 30, 2005, reflects the impact associated with this proposed settlement.

Other. On March 1, 2005, we launched ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin, to deliver a comprehensive range of human resource (HR) BPO services. ExcellerateHRO combines EDS' payroll and related HR outsourcing business with the pension, health and welfare administration services business formerly operated by Towers Perrin as its TPAS business. The new company enables us to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The $417 million in cash we paid at closing of the transaction was funded from cash on hand. This payment principally represented the purchase price for the acquisition by ExcellerateHRO of Towers Perrin's benefits administration business and the right to use the Towers Perrin brand name, net of Towers Perrin's interest in ExcellerateHRO and its share of the cash capital contribution (approximately $50 million) to the venture.

During the second quarter of 2005, we identified deterioration in the projected performance of one of our commercial contracts based, among other things, on a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. We determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, we recognized a non-cash impairment charge of $37 million to write-off the contract's deferred contract costs. The impairment charge is reported as a component of cost of revenues in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2005 and is included in the results of the Outsourcing segment. Remaining long-lived assets associated with this contract totaled $132 million at September 30, 2005. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with the contract will become fully impaired. We continue to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

Updated Guidance for 2005. We currently expect full-year 2005 earnings of approximately $0.55-$0.60 per share (excluding the impact of approximately $0.23 per share related to the expensing of stock options and other long-term incentive awards described above, year-to-date net discontinued operations losses of $0.23 per share, year-to-date gains from divestitures of $0.10 per share, shareholder litigation reserve of $0.03 per share, the reversal of previously recognized restructuring expenses of $0.03 per share, and potential gains or losses from planned divestitures in the fourth quarter of 2005). We currently expect full-year 2005 revenues of $19.9-$20.1 billion and full-year 2005 free cash flow of approximately $600 million.

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

Results of Operations

Revenues. The following table displays revenues from contracts with our base (non-GM) clients and revenues from contracts with GM, excluding revenues from A.T. Kearney and UGS PLM Solutions which are reported as discontinued operations, for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Base	$4,441	$4,288	$13,269	$13,333
GM	433	466	1,342	1,442
Total	$4,874	$4,754	$14,611	$14,775

The following table displays our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and further adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Total		Base		GM
Three Months Ended September 30,	2005	2004	2005	2004	2005	2004
Growth in as reported revenues	3%	(1)%	4%	-	(7)%	(11)%
Impact of foreign currency changes	(2)%	(4)%	(2)%	(4)%	(1)%	(2)%
Fixed U.S. dollar revenue growth	1%	(5)%	2%	(4)%	(8)%	(13)%
Impact of acquisitions	(1)%	-	(1)%	-	-	-
Impact of divestitures	-	-	-	-	-	-
Organic revenue growth	-	(5)%	1%	(4)%	(8)%	(13)%

	Total		Base		GM
Nine Months Ended September 30,	2005	2004	2005	2004	2005	2004
Growth in as reported revenues	(1)%	2%	-	4%	(7)%	(12)%
Impact of foreign currency changes	(2)%	(5)%	(2)%	(5)%	(1)%	(2)%
Fixed U.S. dollar revenue growth	(3)%	(3)%	(2)%	(1)%	(8)%	(14)%
Impact of acquisitions	(1)%	-	(2)%	-	-	-
Impact of divestitures	-	1%	-	-	-	-
Organic revenue growth	(4)%	(2)%	(4)%	(1)%	(8)%	(14)%

Fixed U.S. dollar revenue growth is calculated by removing from as reported revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. Organic revenue growth further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenues from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period.

Base Revenues. Base revenues from our Outsourcing segment (which excludes NMCI) were flat in the third quarter of 2005 attributable to a $84 million, or 6%, increase in Europe, Middle East and Africa (EMEA), offset by a $47 million, or 9%, decrease in the U.S. Government and a $32 million, or 2%, decrease in the Americas. The increase in EMEA in the third quarter of 2005 was primarily attributable to the United Kingdom Ministry of Defence ("UK MoD") contract under which we began work in April 2005. The decrease in the Americas was primarily due to the termination of our "other commercial contract" effective August 1, 2004. The decrease in the U.S. Government was attributable to the completion of a large federal contract in early 2005.

The 4% decrease in base organic revenues in the first nine months of 2005 compared to the first nine months of 2004 was primarily attributable to a $500 million, or 4%, decrease in our Outsourcing segment. The decrease in the Outsourcing segment was attributable to a $360 million, or 8%, decrease in EMEA, a $122 million, or 8%, decrease in the U.S. Government, and a $52 million, or 1%, decrease in the Americas, offset by a $34 million, or 3%, increase in Asia Pacific. The decrease in revenues in EMEA is primarily due to the termination of our contract with the U.K. Inland Revenue department effective June 30, 2004. The decrease in the Americas was primarily due to the termination of our "other commercial contract" effective August 1, 2004. The decrease in the U.S. Government was attributable to completion of a large federal contract in early 2005.

The decrease in our base organic revenues in the first nine months of 2005 was also attributable to the decrease in the TCV of new business signed in 2004 and 2003. Such decrease in prior years' TCV will continue to impact revenues in 2005, as a significant portion of our revenue is generated by long-term IT services contracts. Our ability to achieve revenue growth in the future will be dependent on our ability to increase the TCV of new business signings to a level significantly higher than that of 2003 and 2004.

GM Revenues. The decrease in organic revenues from GM for the three and nine months ended September 30, 2005, was primarily attributable to reduced pricing under the MSA as well as GM's move towards a multi-vendor strategy. We expect these trends to continue over the remaining term of our MSA with GM which expires in June 2006.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 12.2% and 3.7%, respectively, for the three months ended September 30, 2005 and 2004. Our gross margin in 2005 was adversely affected by the NMCI contract (80 basis points), an increase in compensation expense attributable to the change in accounting for share-based payments (50 basis points) and charges related to our contractual relationship with Delphi which filed for bankruptcy in October 2005 (20 basis points). These items were partially offset by favorable resolution of certain client contract matters that permitted the recognition of revenue and the reduction of expense (100 basis points). Our gross margin in 2004 was adversely affected by the NMCI contract (1,030 basis points) and charges related to our contractual relationship with US Airways which filed for bankruptcy during the third quarter of 2004 (60 basis points).

Our gross margin percentages were 11.0% and 6.3%, respectively, for the nine months ended September 30, 2005 and 2004. Our gross margin in 2005 was adversely affected by a pension obligation settlement loss associated with the termination of the Inland Revenue contract (50 basis points), the NMCI contract (100 basis points), an increase in compensation expense attributable to the change in accounting for share-based payments (50 basis points), and a deferred cost impairment charge associated with a large IT commercial contract (25 basis points). These items were partially offset by favorable resolution of certain customer contractual matters that permitted recognition of previously deferred revenue (60 basis points). Our gross margin in 2004 was adversely affected by operating losses on the NMCI contract (575 basis points), and operating losses and asset write-downs on our "other commercial contract" (200 basis points) and charges related to our contractual relationship with US Airways which filed for bankruptcy during the third quarter of 2004 (20 basis points).

Our gross margins in 2005 were also adversely affected by the decrease in organic revenues discussed above, including the termination of our contract with the U.K. Government's Inland Revenue department.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 10.0% and 8.1%, respectively, during the three months ended September 30, 2005 and 2004. The increase in our SG&A percentage in 2005 was primarily attributable to an increase in compensation expense resulting from the change in accounting for share-based payments, and performance-based RSUs (40 basis points) and incremental legal and regulatory costs (50 basis points). Our SG&A expense in 2005 was also impacted by higher sales and marketing costs, including commissions associated with increasing TCV of new business signings.

SG&A expenses as a percentage of revenues were 9.3% and 7.9%, respectively, during the nine months ended September 30, 2005 and 2004. The increase in our SG&A percentage in 2005 was primarily attributable to an increase in compensation expense resulting from the change in accounting for share-based payments, and performance-based RSUs (30 basis points) and incremental legal and regulatory costs (30 basis points). Our SG&A expense in 2005 was also impacted by higher sales and marketing costs, including commissions associated with increasing TCV of new business signings.

Restructuring and other. The following table summarizes restructuring and other charges incurred during the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Employee separation and exit costs	$4	$31	$31	$125
Pre-tax gain on disposal of European wireless clearing	(85)	-	(85)	-
Pre-tax gain on disposal of U.S. wireless clearing	-	(35)	-	(35)
Pre-tax gain on disposal of Automotive Retail Group	-	-	-	(65)
Other	-	-	-	(4)
Total	$(81)	$(4)	$(54)	$21

We recorded charges resulting from the involuntary termination of approximately 800 and 1,600 employees during the nine months ended September 30, 2005 and 2004, respectively. These include the involuntary termination of approximately 200 and 900 employees during the three months ended September 30, 2005 and 2004, respectively. The amount recorded in the first quarter of 2004 included a non-cash charge of $2 million associated with previously deferred compensation for 6,600 restricted stock units and retirement benefits with a present value of $1 million. While we plan to continue our efforts to generate efficiencies through technology-driven initiatives in 2005, no future costs are expected to be incurred associated with initiatives implemented during 2004.

During the third quarter of 2005, we sold our European wireless clearing business for total consideration of $178 million, of which $148 million was paid at closing. The remaining purchase price of $28 million will be paid in the fourth quarter of 2005 and the first quarter of 2006. In connection with the sale, we recognized a $32 million valuation allowance related to deferred tax assets in certain European countries that may no longer be recoverable as a result of the sale. The net results of the European wireless clearing business are not included in discontinued operations due to the Company's level of continuing involvement as an IT service provider to the business. The transaction resulted in a pre-tax gain of $85 million ($54 million net of tax) which is included in restructuring and other in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

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

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Other income (expense):
Interest expense	$(61)	$(64)	$(184)	$(257)
Interest income and other	20	23	110	37
Total	$(41)	$(41)	$(74)	$(220)

Interest expense for the nine months ended September 30, 2004 includes $36 million in debt extinguishment expenses resulting from our debt exchange offer completed in the second quarter of 2004. See Note 7 in our unaudited condensed consolidated financial statements for a further discussion of the exchange. The decrease in interest expense in 2005 was primarily due to the extinguishment of debt resulting from our debt exchange offer and other scheduled debt repayments. See "Financial Position" and "Liquidity and Capital Resources" for a further discussion of our outstanding debt balance. The increase in interest income and other in 2005 was primarily due to interest income on increased levels of cash and marketable securities and foreign currency transaction gains.

Income taxes.  Our effective tax rates on income from continuing operations were 22% and 32% for the three months ended September 30, 2005 and 2004, respectively. Our effective tax rates on income (loss) from continuing operations were 29% and 29%, for the nine months ended September 30, 2005 and 2004, respectively. The lower effective tax rate for 2005 reflects the benefit of utilizing certain non-U.S. deferred tax assets previously reserved as well as resolution of certain non-U.S. tax liabilities. The lower effective tax rate for 2004 was primarily due to the non-recognition of tax benefits for a portion of the restructuring charges incurred in certain foreign tax jurisdictions. Our effective tax rate will fluctuate periodically also as a result of our adoption of SFAS 123R. As we record expense under SFAS 123R, a deferred tax asset is recorded. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset is charged to tax expense in the period of exercise or expiration and, accordingly, would result in a higher effective tax rate in such period. Exclusive of the impact of these charges related to SFAS 123R, we expect our effective tax rate on income from continuing operations to be approximately 30-32% for 2005.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We continue to consider the provisions of the Act, but are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings. Based on the analysis to date, it is possible that we may repatriate up to $500 million of such earnings, thereby creating a respective tax liability ranging from $0 to $20 million, although we currently anticipate that the earnings to be repatriated, if any, would be significantly lower than such amount. We expect to complete our analysis by the end of the year.

Discontinued operations.  Income (loss) from discontinued operations is comprised primarily of the net results of A.T. Kearney which is classified as "held for sale" at September 30, 2005, and UGS PLM Solutions which was sold during the second quarter of 2004. See Note 12 in the notes to our unaudited condensed consolidated financial statements.

Segment information.  We refer you to Note 9 in the notes to our unaudited condensed consolidated financial statements for a summary of certain financial information related to our reportable segments for the three and nine months ended September 30, 2005 and 2004.

Financial Position

At September 30, 2005, we held cash and marketable securities of $3.1 billion, had working capital of $3.3 billion, and had a current ratio of 1.68-to-1. This compares to cash and marketable securities of $3.6 billion, working capital of $3.4 billion, and a current ratio of 1.64-to-1 at December 31, 2004. Approximately 10% of our cash and cash equivalents and marketable securities at September 30, 2005 were not available for debt repayment due to various commercial limitations on the use of these assets. The decrease in cash and marketable securities since December 31, 2004 is due principally to cash payments of $417 million associated with the purchase of Towers Perrin's benefits administration business in the first quarter of 2005, $135 million associated with the purchase of the outstanding interest in our Australian subsidiary in the second quarter of 2005 and debt payments of $550 million in 2005.

Days sales outstanding for trade receivables were 60 days at September 30, 2005 compared with 56 days at December 31, 2004. Days payable outstanding were 24 days at September 30, 2005 compared with 19 days at December 31, 2004.

Total debt was $3.3 billion at September 30, 2005 and $3.8 billion at December 31, 2004. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 29% at September 30, 2005 compared to 33% at December 31, 2004.

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

At September 30, 2005, the estimated future asset purchases to be financed under existing arrangements were $82 million and there were outstanding an aggregate of $287 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $300 million. Although we intend to continue to utilize CSFTs for current and future client contracts, we believe we have sufficient cash resources and alternative sources of capital to directly finance the purchase of capital assets for such contracts without the use of these arrangements.

The following table summarizes CSFT and securitization financing activities since we began using these arrangements in 1995 (in millions):

	Total	CSFT	Securiti-zation
Total estimated draws under financings arranged, net of expirations	$2,906	$1,919	$987
Estimated amounts not yet drawn	82	82	-
Total amounts drawn	2,824	1,837	987
Amounts repaid	(2,537)	(1,550)	(987)
Total outstanding at September 30, 2005	$287	$287	$-

The following table summarizes CSFT and securitization financing activities for the nine months ended September 30, 2005 (in millions):

	Total	CSFT	Securiti-zation
Total outstanding at December 31, 2004	$443	$443	$-
Total amounts drawn	6	6	-
Amounts repaid	(162)	(162)	-
Total outstanding at September 30, 2005	$287	$287	$-

The securitization facility in the table above had been established in 2001 and amended in 2003 to finance the purchase of capital assets for our NMCI contract. Under the terms of the facility, we sold certain financial assets resulting from that contract to a trust ("Trust") classified as a qualifying special purposes entity for accounting purposes. During 2004, we completed agreements with the Trust's lenders to repurchase financial assets for $522 million in cash.

Contractual obligations. The following table summarizes payments made during the first nine months of 2005 and payments due in the remaining three months of 2005 and in specified periods thereafter related to our contractual obligations (in millions):

		Payments Made/Due by Period
	Total	2005	2006-2007	2008-2009	After 2009
Long-term debt, including current portion and interest(1)	$6,157	$879	$778	$1,139	$3,361
Operating lease obligations	1,861	339	667	329	526
Purchase obligations(2)	3,475	151	1,883	917	524
Total(3)	$11,493	$1,369	$3,328	$2,385	$4,411

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

Liquidity and Capital Resources

The following table summarizes our cash flows for the nine months ended September 30, 2005 and 2004 (in millions):

	2005	2004
Cash flows:
Net cash provided by operating activities	$919	$963
Net cash used in investing activities	(575)	(39)
Net cash used in financing activities	(678)	(83)
Free cash flow	476	188

Operating activities. The decrease in net cash provided by operating activities in 2005 compared to 2004 was due to a $181 million increase in earnings, adjusted to exclude non-cash operating items, offset by a $(225) million change in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a decrease in receivables collections and an increase in tax payments, offset by an increase in deferred revenue (see "Client Contract Payment" in "Overview" above).

Investing activities. The change in net cash used in investing activities in 2005 compared to 2004 was primarily due to a decrease in proceeds from divestitures in 2005 and an increase in acquisition payments related to 2005 acquisitions (see Notes 12, 13 and 14 in the accompanying condensed consolidated financial statements). In addition, we realized proceeds of $154 million in 2005 resulting from sales of real estate (see "Real Estate Initiatives" in the Overview section).

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

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by operating activities	$919	$963

Capital expenditures:
Proceeds from investments and other assets	247	23
Net proceeds from real estate sales	154	-
Payments for purchases of property and equipment	(515)	(498)
Payments for investments and other assets	(18)	(25)
Payments for purchases of software and other intangibles	(215)	(262)
Other investing activities	16	15
Payments on capital leases	(112)	(127)
	(443)	(874)
Adjustments related to the sale of UGS PLM Solutions:
Utilization of tax credits	-	85
Transaction fees	-	14
Free cash flow	476	188

Other investing and financing activities:
Proceeds from sales of marketable securities	1,077	649
Net proceeds related to divested assets, and non-marketable equity securities	149	2,121
Acquisitions, net of cash acquired, and non-marketable equity securities	(552)	(50)
Payments for purchases of marketable equity securities	(918)	(2,012)
Proceeds from long-term debt	4	6
Payments on long-term debt	(560)	(14)
Proceeds from issuance of common stock	-	198
Employee stock transactions	66	43
Dividends paid	(79)	(174)
Other financing activities	3	(15)
Effect of exchange rate changes on cash and cash equivalents	(17)	24
Adjustments related to the sale of UGS PLM Solutions:
Utilization of tax credits	-	(85)
Transaction fees	-	(14)
Net increase (decrease) in cash and cash equivalents	$(351)	$865

Capital expenditures for the nine months ended September 30, 2005 are comprised of gross capital requirements of $873 million offset by proceeds from CSFTs and leasing arrangements of $276 million and net proceeds from real estate sales of $154 million. Free cash flow of $98 million for the NMCI contract for the nine months ended September 30, 2005 reflects net cash used in operating activities of $25 million offset by a decrease in capital expenditures of $123 million.

Covenants.  Our unsecured credit facilities contain certain financial and other restrictive covenants and representations and warranties that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants of our unsecured credit facilities include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio cannot exceed 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charge ratio of no less than 1.15-to-1 from July 2005 through December 2005, and 1.35-to-1 thereafter. We were in compliance with all covenants at September 30, 2005.

The following table presents the financial covenant requirements under our credit facilities and the calculated amount or ratios at September 30, 2005 (dollars in millions):

	As of and for the Nine Months Ended September 30, 2005
	Covenant	Actual
Minimum net worth	$6,317	$7,424
Leverage ratio	2.25	1.64
Fixed charge coverage ratio	1.15	1.93

Credit ratings. The following table summarizes our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at September 30, 2005:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Stable	Negative	Negative

On September 15, 2005, Moody's revised our rating outlook to stable from negative. On November 2, 2005, Fitch revised our rating outlook to stable from negative. At September 30, 2005, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At September 30, 2005, we had total liquidity of approximately $3.6 billion, comprised of unrestricted cash and marketable securities of approximately $2.75 billion and availability under our unsecured credit facilities of $819 million. Management currently intends to maintain liquidity in an amount equal to at least 18 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments. During the second quarter of 2005, we terminated our secured A/R facility, a revolving secured financing arrangement collateralized by certain trade receivables with availability of up to $400 million. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. We elected to terminate the facility prior to its December 31, 2005 schedule expiration date in order to more closely align our liquidity with our minimum targeted levels referred to above. We have maintained in effect our unsecured credit agreements which provide for aggregate availability of $1.0 billion for issuances of letters of credit and general corporate borrowing.

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

Our ability to recover significant capital investments in certain construct contracts is subject to risks.  Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.4 billion at September 30, 2005, including approximately $975 million associated with the NMCI contract (net of impairment charges associated with this contract in previous years). Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under "Overview" above for further information regarding our risks under that contract. Remaining long-lived assets and lease receivables associated with the NMCI contract totaled $186 million and $482 million, respectively, at September 30, 2005. In addition, we refer you to the discussion under "Overview" above for further information regarding our risks under a commercial contract for which we recognized a $37 million non-cash impairment charge in the second quarter of 2005.

Impact of Rating Agency downgrades.  Any adverse action by Moody's, S&P or Fitch with respect to our long-term credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

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

Pending litigation could have a material adverse effect on our liquidity and financial condition. We refer you to Note 11 of the unaudited condensed consolidated financial statements for a description of certain pending litigation and proceedings. We are not able to determine the actual impact of these suits on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

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

 Some of our contracts contain benchmarking provisions that could decrease our revenues and profitability.  Some of our long-term IT outsourcing agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be elected during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services. Due to the enhanced focus of our clients on reducing IT costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, our clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. Such activities could negatively impact our results of operations or cash flow to a greater extent than has been our prior experience.

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

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are a leading provider of IT outsourcing services to the United States automobile industry, which sector has been experiencing significant financial difficulties. We refer you to the discussion under "Overview" above of the reserves recorded in the third quarter of 2005 and expected to be recorded in the fourth quarter with respect to our receivables from Delphi, which filed for bankruptcy in October 2005. In addition, we are the leading IT outsourcing provider to the airline industry, which has also faced significant financial challenges. Our largest IT agreement in that industry is with American Airlines. We had $47 million in receivables and $80 million in other operating assets associated with that contract at September 30, 2005. We also provide IT services to US Airways, which filed for bankruptcy in September 2004. Due to uncertainties regarding recoverability of pre-bankruptcy receivables associated with that contract, we recorded net charges totaling $27 million during the third quarter of 2004. We had $32 million in receivables and $9 million in other operating assets associated with that contract at September 30, 2005. We refer you to the discussion in Note 6 of the unaudited condensed consolidated financial statements notes of the write-down of our investment in an aircraft leasing partnership due to uncertainties regarding the recoverability of the partnership's investments with Delta Airlines, which filed for bankruptcy in September 2005.

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

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, free cash flow, TCV, cost savings and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, earnings and cash flow, the timing of the revenue, earnings and cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the TCV of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined under "Factors That May Affect Future Results" above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding or deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit or arrange new client supported financing transactions or similar facilities; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our multi-year plan and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; our ability to attract and retain highly skilled personnel; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of our pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; competition in the industries in which we conduct business and the impact of competition on pricing, revenues and margins; the impact of general economic and other conditions on the discretionary spend of our existing clients and our ability to obtain new business; the degree to which third parties continue to outsource IT and business processes; and fluctuations in foreign currencies, exchange rates and interest rates.

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

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended September 30, 2005. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   EDS did not purchase any Common Stock during the three months ended September 30, 2005, and did not have any authorized share repurchase program in effect during that period.

ITEM 6.  EXHIBITS

10.1         Executive Severance Benefit Agreement between EDS and Charles S. Feld effective as of September 30, 2005.

10.2         Executive Severance Benefit Agreement between EDS and Stephen F. Schuckenbrock effective as of September 30, 2005.

10.3         Executive Severance Benefit Agreement between EDS and Robert H. Swan effective as of September 30, 2005.

10.4         Change of Control Employment Agreement between EDS and Charles S. Feld dated as of September 30, 2005.

10.5         Change of Control Employment Agreement between EDS and Stephen F. Schuckenbrock dated as of September 30, 2005.

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

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: November 7, 2005	By: /S/ ROBERT H. SWAN
Robert H. Swan
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2005	By: /S/ SCOT H. MCDONALD
Scot H. McDonald
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)