Form 10-K
period 2005-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2006-03-08
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

7.125% Notes due 2009

7.45% Notes due 2029

Zero-Coupon Convertible Senior Notes due October 10, 2021

6.0% Senior Notes due 2013, Series B

3.875% Convertible Senior Notes due 2023

New York, London Luxembourg Luxembourg

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $9,950,000,000.

There were 514,513,517 shares of the registrant’s common stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 are incorporated by reference in Part III.

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

As of February 28, 2006, we employed approximately 117,000 persons in the United States and 57 other countries around the world. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604-6000.

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

EDS Services

Infrastructure Services. EDS Infrastructure Services delivers hosting, workplace (desktop), storage, security and privacy, and communications services that enable clients to drive down their total cost of ownership and increase the productivity of their information technology (“IT”) environment across the globe. Infrastructure Services include:

•	Data Center Services. EDS Data Center Services address the business and technology needs of our clients in the area of hosting and storage services. These services establish the client’s infrastructure using a set of highly granular, standard components that can be provisioned quickly and easily, serving as the base to build an integrated business support model from business processes down to application and infrastructure. Data Center Services is composed of 4 principal offerings:

•	Managed Server. This service suite combines midrange hosting, application hosting and Web hosting into packaging that spans the data center. Managed Server Hosting offers multiple levels of packaging allowing a client to utilize its current technology within an EDS data center to advance the fundamentals of traditional IT by providing leveraged, high-value services such as standardization, increased automation and virtualization in a utility model.

•	Managed Mainframe. These entry level services include migration to a leveraged EDS Service Management center with processing environments for dedicated or shared logical partitions. Higher value services include the z/OS platform which provides the client standardization and increased automation in a utility model.

•	Data Center Modernization. These transformational state packages rationalize, consolidate, automate and virtualize IT infrastructure and the applications environment for maximum use through server consolidation, mainframe consolidation and migration services.

•	Storage Services. We provide a fully managed suite of enterprise-wide services for storage management, information protection (backup and recovery) and information optimization (archival services) from the data center to the desktop.

•	EDS Workplace Services. EDS Workplace Services delivers expert management and support of the end user’s work environment from the software applications that support the client’s business practices to the supporting network communications infrastructure. Workplace services include:

•	Workplace Management Services. We offer comprehensive management of a client’s total workplace environment. We support PCs, laptops and hand-held computing devices, as well as associated support services such as helpdesks, asset management of hardware and software, and administration of the servers and networks that tie it all together.

•	Mobile Workplace Services. EDS Mobile Workplace Services provide an end-to-end managed mobility solution that delivers voice and enterprise data regardless of a user’s locality, device, network or application.

•	Workplace Migration Services. Provides an end-to-end solution for automating the deployment/version upgrades of desktop and server operating systems, including the associated packaging required to migrate a client’s enterprise applications, to computers across an organization quickly and reliably.

•	Workplace Messaging and Collaboration Services. Messaging solutions provide mailbox service as a base service to users through a hosted, locally or remotely managed messaging system. This service includes Antivirus and Security, and also includes migrating to more current releases and/or consolidating e-mail systems. Collaboration Services secure Instant Messaging and virtual team workspace to enable an organization to improve collaboration.

•	Workplace Support Services. Provides the single point of contact for resolving IT issues in the desktop environment. Help desk services may be accessed by various channels including telephone, the Web, e-mail and facsimile.

•	Security and Privacy. We offer defined security, privacy and business continuity features embedded at the onset in every EDS offering. These features are the people, tools, processes and controls used by EDS across all portfolio offerings to meet clients’ expectations and industry-specific standards and regulations for security, privacy, business continuity management and risk management.

•	Communications Services. EDS Communications Services delivers comprehensive, secure, flexible network services on a global basis ranging from network support to management of an entire client network. EDS designs, builds, deploys and manages a single seamless network that integrates voice, video and data; improves the effectiveness of data exchange in the supply chain; and delivers secure connectivity and smooth operations over a wired or wireless platform. These services are designed to help clients manage the complexities of aligning their communications and network needs with their overall IT outsourcing strategies.

Applications Services. EDS Applications Services helps organizations plan, develop, integrate and manage custom applications, packaged software and industry-specific solutions. We offer applications development and management services on an outsourced or project basis. Services range from outsourcing of all applications development and systems integration to the management and implementation of EDS-owned or third-party industry applications. Benefits to clients for these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes. Our Applications Services include the following:

•	Applications Development Services. We create new applications, providing full lifecycle support through delivery. We define the application requirements, analyze application characteristics, implement to a production environment and monitor performance for a warranted time. Services include custom application development, application testing, mobile applications, workforce enhancement, and enterprise application integration.

•	Application Management Services. We offer outsourcing support for specific applications or entire applications portfolios, both custom and packaged, including services for enterprise applications and support for SAP®, Oracle® and PeopleSoft® software. We assess the specified applications, plan the transition and provide ongoing management to improve client productivity and operating efficiency. We also provide applications rationalization, content management integration and legacy application migration services.

•	Integrated Applications Services. We engineer offerings such as Business Intelligence Services, Portals and Dashboards Services, Web Services and Enterprise Applications Integration Services to support the overall integration of the client’s architecture or our own Agile Application Architecture. These services integrate and extend existing packaged and legacy applications.

•	Industry-Specific Application Solutions. These solutions are designed to support industry-specific needs. Our industry solutions span eight vertical industry segments: communications, energy, financial, government, healthcare, manufacturing, retail and transportation.

Applications Services offerings and capabilities are available via the EDS Global Delivery Model, including the EDS Best ShoreSM delivery approach which offers clients the ability to develop and manage applications in one or more of our solution centres strategically located in cost-effective countries. The delivery of our services offers a lifecycle approach to on-shore, near-shore and offshore applications development and management with globally integrated, consistent work processes and tools and project-sharing at multiple facilities on a 24 hours a day, seven days a week basis.

Business Process Outsourcing Services. Business Process Outsourcing (BPO) continues to be one of the fastest growing market segments in the IT services industry and an important element of our strategy to enlarge our business services footprint and grow our revenue base. BPO services help clients to achieve economies of scale and improve business performance. By leveraging a shared-services operating model, clients reduce operational risk and control costs.

Enterprise Services are or will be sold across multiple industries and include Customer Relationship Management (CRM), Human Resources (HR), and Finance and Accounting services. For each of these services, EDS manages all components from technology, administration and customer service to business intelligence and third-party relationships. Our integrated solutions combine best-practice business processes, leading technologies and experienced professionals along with skilled domain partners.

EDS also delivers industry-specific offerings and provides industry experts to assist clients in key process improvement redesign. One example is our suite of Government BPO Services. For more than forty years EDS has provided Medicare and Medicaid claims processing to the U.S. federal and state governments helping to lower program costs while increasing efficiency and performance. EDS’ offerings to governments also include: fiscal agent services; decision support services; fraud, waste and abuse protection services; integrated pharmacy services; Health Insurance Portability and Accountability Act (HIPAA) compliance services; immunization registry and tracking services; and case management services. We also offer Internet-based enrollment and eligibility inquiry capabilities.

Other industries supported by our industry-specific BPO offerings include financial services, manufacturing, healthcare, transportation, communications, energy and consumer/retail.

Many BPO services are supported by our reusable, multi-client utility platform. This platform is comprised of key components of the BPO portfolio, including: customer relationship management (CRM) and call center services; financial process services such as credit services and insurance services, payment and settlement, card processing and billing and clearing transactions and content management services.

ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin, offers a comprehensive set of HR outsourcing solutions on a global basis across the core areas of benefits administration, compensation administration, payroll, recruitment and staffing, relocation, work force administration and work force development.

EDS Agile Enterprise

A key component of our multi-year plan is the development of the EDS Agile Enterprise technology platform, a network-based utility architecture intended to create a more flexible, open and cost effective technology foundation for the delivery of a significant portion of our infrastructure outsourcing, applications, and BPO services. As part of this strategy, we have established alliance relationships with a number of leading technology companies to develop the Agile Enterprise technology platform. We refer to this “federation” of technology companies as the EDS Agility Alliance. EDS Agility Alliance members currently include Cisco Systems, Dell, EMC, Microsoft, Oracle, SAP, Sun Microsystems, Towers Perrin and Xerox.

See “Risk Factors” below for a discussion of certain risks relating to our multi-year plan.

Revenues

Our fees are generally paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our infrastructure outsourcing contracts generally range from 5 to 7 or more years, and contracts for applications and BPO services generally have shorter terms. We refer you to Note 12 in the notes to our consolidated financial statements for a summary of certain financial information related to our reportable segments for 2005, 2004 and 2003, as well as certain financial information related to our operations by geographical regions for such years.

No one client accounted for more than 10 percent of our total revenues in 2005. Approximately one-half of our 2005 revenues were generated outside the United States. GM accounted for 9.1%, 9.5% and 10.5% of our revenues in 2005, 2004 and 2003, respectively. We expect GM to account for approximately 8% of our revenues in 2006.

Certain IT outsourcing agreements contain third-party benchmarking provisions which generally permit contractual rates to be compared to a range of market rates for comparable services on a periodic basis over the term of the agreement. We refer you to “Risk Factors” below for a discussion of these provisions.

Approximately $1.9 billion of our 2005 revenues were attributable to the U.S. federal government, including our Navy Marine Corps Intranet (“NMCI”) contract discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Contracts with the U.S. federal government have various attributes that differ from our other commercial contracts, including provisions for modifications in scope of work due to changing customer requirements, annual funding constraints of the federal government and, in some cases, the indefinite delivery/indefinite quantity characteristics of the contracts.

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

Competition

The IT services market remains fragmented and highly competitive. We face competition from companies providing infrastructure, applications and BPO services. Our principal competitors in the infrastructure services market are IBM Global Services, Computer Sciences Corporation (“CSC”), Hewlett-Packard Services, T-Systems and Fujitsu. Our principal competitors in the applications services market are Accenture Ltd., BearingPoint, Capgemini, CSC, Deloitte Consulting and Keane Consulting. Our principal competitors in the BPO market are Accenture Ltd., Affiliated Computer Services, Convergys, Hewitt, and IBM Global Services. In addition, we experience significant competition from telecommunications providers in our network services and other businesses, including applications development and hosting. In recent years we have also experienced significant competition from offshore providers in our infrastructure, applications and BPO businesses, including in particular from India-based competitors such as Infosys Technologies Ltd., Tata Consultancy Services Ltd. and Wipro Ltd.

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

Our Web Site and Availability of Information

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

ITEM 1A.	RISK FACTORS

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

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.3 billion at December 31, 2005, including approximately $0.9 billion associated with the NMCI contract (net of impairment charges associated with this contract in previous years). Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under “Overview – 2005 Highlights” below for further information regarding our risks under such contracts. Remaining long-lived assets and lease receivables associated with the NMCI contract totaled $240 million and $408 million, respectively, at December 31, 2005. In addition, we refer you to the discussion under “Overview – 2005 Highlights” below for further information regarding our risks under a commercial contract for which we recognized a $37 million non-cash impairment charge in 2005.

Our exposure to certain industries and financially troubled customers has adversely affected our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse effect on our financial position and our results of operations. For example, we are a leading provider of IT outsourcing services to the United States automobile industry, which sector has been experiencing significant financial difficulties. We refer you to the discussion under “Overview” below of our revenues from GM and reserves recorded in 2005 with respect to our receivables from Delphi, which filed for bankruptcy in October 2005. In addition, we are the leading IT outsourcing provider to the airline industry, which has also faced significant financial challenges. We have a long-term IT outsourcing agreement with American Airlines and recently entered into a long-term IT outsourcing agreement with United Airlines. We also provide IT services to US Airways, which filed for bankruptcy in September 2004. We refer you to the discussion in Note 5 of the notes to our consolidated financial statements below of the write-down of our investment in an aircraft leasing partnership due to uncertainties regarding the recoverability of the partnership’s investments in aircraft leased to Delta Air Lines, which filed for bankruptcy in September 2005.

A decline in revenues from or loss of significant clients could reduce our revenues and profitability. Our success is to a significant degree dependent on our ability to retain our significant clients and maintain or increase the level of revenues from these clients, including in particular revenues from certain “mega-deal” long-term IT outsourcing agreements. We may lose clients due to their merger or acquisition, business failure, contract expiration, conversion to a competing service provider or conversion to an in-house data processing system. We may not be able to retain or renew relationships with our significant clients in the future. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services.

Impact of Rating Agency downgrades. Any adverse action by Moody’s, S&P or Fitch with respect to our long-term credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

Some of our contracts contain benchmarking provisions that could decrease our revenues and profitability. Some of our long-term IT outsourcing agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be elected during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services. Due to the enhanced focus of our clients on reducing IT costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, our clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. Such activities could negatively impact our results of operations or cash flow in 2006 or thereafter to a greater extent than has been our prior experience.

An ongoing SEC investigation could adversely affect us or the market value of our securities. The SEC staff is conducting a formal investigation of some of our activities and contracts. We refer you to the discussion of “Pending Litigation and Proceedings” under Note 15 of the notes to our consolidated financial statements below for a description of this investigation. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could have a material adverse effect on us, including diverting the efforts and attention of our management team from our business operations, and could negatively impact the market value of our securities.

Pending litigation could have a material adverse effect on our liquidity and financial condition. We are defendants in various claims and pending actions arising in the ordinary course of business or otherwise. We recently agreed upon the terms of a settlement regarding certain shareholder class action suits and remain a party to certain other litigation related to such matters. We refer you to the discussion of “Pending Litigation and Proceedings” under Note 15 of the notes to our consolidated financial statements below for a description of certain of these matters. We are not able to determine the actual impact of these matters on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our liquidity and financial condition.

The markets in which we operate are highly competitive, and we may not be able to compete effectively. The markets in which we operate include a large number of participants and are highly competitive. Our primary competitors are IT service providers, large accounting, consulting and other professional service firms, application service providers, telecommunications companies, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. Our business is experiencing rapid changes in its competitive landscape. We increasingly see our competitors moving operations offshore to reduce their costs as well as increasing direct competition from niche offshore providers, primarily India-based competitors. The competition from India-based companies is growing in intensity due to the abundance of highly skilled workers in the country, a pro-business regulatory environment and significantly lower costs of labor, which may allow these competitors to offer lower prices than we are able to offer. In addition, negative publicity from our pending litigation or SEC staff investigation could have a negative effect on our competitive position. Any of these factors may impose additional pricing pressure on us, which could have an adverse effect on our revenues and profit margin.

Market changes may result in decreased profitability. The IT outsourcing market is commoditizing, which is shrinking margins on many of our core offerings. In addition, that market has experienced slower growth and lower margins in recent years. We are continuing to invest in new service offerings in the higher-margin segments such as Business Process Outsourcing and applications development. However, if we are unable to implement our strategies to more effectively compete in such markets, our margins and profitability could be adversely affected.

We may not achieve the benefits we expect from our multi-year plan. Management has implemented a multi-year plan designed to make significant changes in the way we do business. This plan includes the development of a new technology platform for the delivery of our services which we refer to as the “Agile Enterprise” as well as other initiatives intended to substantially reduce our cost structure. We invested significant capital in the implementation of the multi-year plan in 2005 and will invest additional capital in 2006. Although management believes this plan will enable us to achieve sustainable, profitable growth over the longer term, there can be no assurance as to the acceptance of our technology initiatives in the marketplace or our ability to recognize a return on our investment. Our ability to achieve the anticipated cost savings and other benefits from these initiatives on a timely basis is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties some of which are beyond our control. In addition, service pricing contained in certain contracts signed since early 2005, including our new contracts with GM and the U.K. Government’s Department of Works and Pension, and other contracts expected to be signed in 2006, assume successful completion of our EDS Agile Enterprise initiatives on a timely basis. If these assumptions are not realized and we experience delays beyond those already experienced with respect to certain segments of these initiatives, or if other unforeseen events occur, our business and results of operations could be adversely affected and there could be a material adverse effect on the price of our securities.

Unanticipated changes in our tax provisions or exposure to additional tax liabilities could affect our profitability. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with accumulated tax losses and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, regulations, accounting principles or interpretations thereof, and the discovery of new information in the course of our tax return preparation process, which could adversely impact our results of operations and financial condition in future periods. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income over the expiration period of the tax asset. An impairment of deferred tax assets would result in an increase in our effective tax rate and related tax expense in the period of impairment and could affect our profitability.

Risks associated with our international operations could negatively affect our earnings. International operations accounted for approximately one-half of our revenues in 2005 and will continue to represent a significant opportunity for growth in the IT industry. Our results of operations are affected by our ability to manage risks inherent in doing business abroad. These risks include exchange rate fluctuation, regulatory concerns, terrorist activity, restrictions with respect to the movement of currency, access to highly skilled workers, political and economic instability and our ability to protect our intellectual property. Any of these risks could impede our ability to increase our presence in certain jurisdictions or enter new jurisdictions. In addition, these risks could result in increased costs which could materially adversely affect our results of operations.

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

A material weakness in our internal controls could have a material adverse effect on us. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price. In connection with their review of our third quarter 2004 results and the ongoing procedures related to their audit of internal controls over financial reporting as of December 31, 2004, our independent auditors identified material weaknesses in our internal controls related to our NMCI contract and revenue recognition. Although such material weaknesses were corrected by December 31, 2004, we may identify one or more material weaknesses in our internal control over financial reporting from time to time in the future.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, free cash flow, total contract value (“TCV”) of new contract signings, operating margins, cost savings and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, earnings and free cash flow, the timing of the revenue, earnings and free cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the TCV of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. Federal government clients, including our NMCI contract, the government’s ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our multi-year plan and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; and the degree to which third parties continue to outsource IT and business processes.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 28, 2006, we operated approximately 233 locations in 41 states in the United States and 423 locations in 45 countries outside the United States. At such date, we owned approximately 3.2 million square feet of space and leased from third parties approximately 20.5 million square feet of space.

We operate 16 large scale Service Management Centers, or SMCs, to service our IT outsourcing operations in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands and the United Kingdom. In addition, we provide applications services from our Solution Centres located throughout the world. We also operate service delivery centers, or SDCs, at customer-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple customer SMCs or our Solution Centres. Our leased properties consist primarily of office, warehouse, Solutions Centre, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, generally have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract.

In connection with our efforts to improve our cost competitiveness and enhance workplace capacity usage, we completed the sale of 16 domestic and international real estate properties during the third quarter of 2005. Some of the properties involved in the sale were leased back under various terms. We will continue to review space requirements and efficiency on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth below under the heading “Pending Litigation and Proceedings” in Note 15 of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to the executive officers of EDS, and persons chosen to become executive officers of EDS, as of March 1, 2006:

Michael H. Jordan, 69, has been Chairman and Chief Executive Officer of EDS since March 2003. He was Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation) from July 1993 until December 1998. Prior to joining Westinghouse, Mr. Jordan was a principal with the investment firm of Clayton, Dubilier and Rice from September 1992 through June 1993, Chairman of PepsiCo International from December 1990 through July 1992 and Chairman of PepsiCo World-Wide Foods from December 1986 to December 1990. Mr. Jordan has been chairman of the board of directors of eOriginal, Inc. (electronic document services) since June 1999. He is also a director of Aetna Inc.

Jeffrey M. Heller, 66, has been President and a director since he rejoined EDS in March 2003, and was also Chief Operating Officer until October 2005. He retired from EDS in February 2002 as Vice Chairman, a position he had held since November 2000. Mr. Heller served as President and Chief Operating Officer of EDS from 1996 to November 2000, Senior Vice President from 1984 to 1996, and Chairman of Unigraphics Solutions Inc. (then a subsidiary of EDS) from January 1999 to February 2001. He joined EDS in 1968 and has served in numerous technical and management capacities. Mr. Heller is also a director of Trammell Crow Company, Temple Inland Corp. and Mutual of Omaha.

Charles S. Feld, 63, has been Executive Vice President, Portfolio Development of EDS since January 2004. Mr. Feld has oversight responsibility for the development and strategic direction of our service offerings. From 1992 to January 2004, he served as Chief Executive Officer and President of The Feld Group, Inc., a technology management firm founded by him and acquired by EDS in January 2004. During that period, Mr. Feld served in technology positions at numerous Feld Group clients, including as Chief Information Officer at First Data Resources, a division of First Data Corp., from 2000 to 2002 and Chief Information Officer of Delta Air Lines from 1997 to 2000. Prior to establishing The Feld Group, Mr. Feld had served as Chief Information Officer of the Frito-Lay subsidiary of PepsiCo, Inc. since 1981. His association with that company began in 1970 as a systems engineer for International Business Machines Corporation.

Storrow M. Gordon, 53, has been Executive Vice President, General Counsel and Secretary of EDS since September 2005. Ms. Gordon has oversight responsibility for our legal affairs on a global basis and is responsible for our Office of Ethics and Compliance. She served as Deputy General Counsel of EDS from 2000 to September 2005. Prior to joining EDS in 1991, Ms. Gordon was a shareholder in a Dallas law firm specializing in corporate and general business law.

Ronald A. Rittenmeyer, 58, has been Co-Chief Operating Officer and Executive Vice President, Global Service Delivery of EDS since October 2005 and was Executive Vice President, Global Service Delivery of EDS from July to October 2005. He has oversight responsibility for EDS’ delivery capabilities on a global basis and, as Co-Chief Operating Officer, shares joint responsibility for EDS’ business development, functional alignment and change through EDS’ operating structure. Prior to joining EDS, he was Managing Director of The Cypress Group, a private equity firm, from July 2004 to June 2005, Chairman, Chief Executive Officer and President of Safety-Kleen, Inc., a hazardous waste management company, from August 2001 to July 2004, and Chief Executive Officer and President of AmeriServe, a food services company, from February 2000 to December 2001. Prior to that time Mr. Rittenmeyer had held executive positions with RailTex, Inc., Ryder TRS, Inc., Burlington Northern Railroad, Frito-Lay, Inc., PepsiCo Food International and Merisel.

Stephen F. Schuckenbrock, 45, has been Co-Chief Operating Officer and Executive Vice President, Global Sales & Client Solutions of EDS since October 2005 and was Executive Vice President, Global Sales & Client Solutions from January 2004 to October 2005. He has oversight responsibility for EDS’ sales organizations and centers of industry expertise and, in his role as Co-Chief Operating Officer, shares joint responsibility for EDS’ business development, functional alignment and change through EDS’ operating structure. Prior to joining EDS, he had served as Chief Operating Officer of The Feld Group, Inc., a technology management firm acquired by EDS in January 2004, since July 2000. Before joining The Feld Group in July 2000, Mr. Schuckenbrock led several technology organizations within PepsiCo, Inc., including serving as Chief Information Officer of PepsiCo from April 1998 to June 2000 and Chief Information Officer of its Frito-Lay subsidiary from June 1995 to April 1998. Before joining PepsiCo, he was a partner of The Feld Group from 1993 to 1995. Mr. Schuckenbrock began his career at International Business Machines Corporation in 1983, where he was employed in a variety of sales and technology management positions for 10 years.

Tina M. Sivinski, 49, has been Executive Vice President, Human Resources of EDS since October 2003 and served as Senior Vice President, Human Resources from October 2002 to October 2003. She has oversight responsibility for our compensation and benefits, diversity, center of learning, and HR business partner functions. Prior to that time, she was President of EDS’ Global Energy Industry Solutions group from August 2001 to October 2002. Before joining EDS, Ms. Sivinski was Vice President of Strategic Marketing, Sales and Business Development for GrandBasin, a Halliburton Company, from November 2000 to May 2001, a Vice President of Science Applications International from January 2000 to November 2000 and was employed by Data General Corp from 1980 to December 1999, most recently as a Vice President.

Robert H. Swan, 45, has been Executive Vice President and Chief Financial Officer of EDS since February 2003. Mr. Swan has had oversight responsibility for our treasury, financial analysis, tax, controller, administration, global supply chain management, merger and acquisition, investor relations and audit functions. Prior to joining EDS, he was Executive Vice President and Chief Financial Officer of TRW Inc. from July 2001 to December 2002. Mr. Swan served in executive positions at Webvan Group, Inc. from 1999 to 2001, including Chief Executive Officer from April to July 2001, Chief Operating Officer from September 2000 to July 2001 and Chief Financial Officer from October 1999 to July 2001. (Webvan filed a voluntary petition for Chapter 11 bankruptcy in July 2001.) He held various financial positions in General Electric Company from 1985 to 1999, including Chief Financial Officer, GE Lighting, from May 1998 to October 1999, Vice President, Finance, GE Medical Systems Europe, from January 1997 to May 1998 and Chief Financial Officer, GE Transportation Systems from October 1994 to January 1997.

Executive officers serve at the discretion of our Board of Directors.

Mr. Swan will resign from EDS effective March 15, 2006. The Board of Directors has appointed Thomas A. Haubenstricker and Ronald P. Vargo to serve as interim co-chief financial officers effective as of that date. Such persons will also retain their current positions.

Mr. Haubenstricker, 43, has been Vice President for Finance Administration of EDS since January 2003 with responsibility for EDS’ corporate business development and corporate planning and financial analysis organizations. He was Vice President of Strategic Planning and Business Development from January 2002 to January 2003 and Managing Director of Financial Planning and Reporting from 2000 to January 2002. Mr. Haubenstricker joined EDS’ finance organization in 1985 and has held various financial accounting, planning and reporting positions in the United States and EMEA (EDS’ Europe, Middle East and Africa region).

Mr. Vargo, 51, joined EDS as Vice President and Treasurer in January 2004. In that role, he has responsibility for EDS’ global treasury, corporate finance, and risk management operations as well as pension and corporate investment activities. Prior to joining EDS, he was Vice President and Treasurer of TRW Inc., now part of Northrop Grumman, from 1999 to 2003, a position he also held between 1991 and 1994. In addition, he held various financial and management positions at TRW Inc., The Standard Oil Company (subsequently British Petroleum p.l.c.) and General Electric Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “EDS.” The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the common stock for the periods indicated.

Calendar Year	High	Low
2004
First Quarter	$25.44	$18.30
Second Quarter	20.66	15.62
Third Quarter	20.43	16.43
Fourth Quarter	23.38	19.01
2005
First Quarter	$23.35	$19.59
Second Quarter	21.11	18.59
Third Quarter	23.95	19.00
Fourth Quarter	24.82	21.16

The last reported sale price of the common stock on the NYSE on March 1, 2006 was $27.27 per share. As of that date, there were approximately 108,976 record holders of common stock.

EDS declared quarterly dividends on the common stock at the rate of $0.15 per share for the first and second quarters of 2004, and at the rate of $0.05 per share for the third and fourth quarters of 2004 and each quarter in 2005.

EDS did not purchase any common stock during the year ended December 31, 2005 and did not have any authorized share repurchase program in effect during that period.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2005(1)	2004(2)	2003(2)	2002(2)(3)	2001(2)(3)(4)
Operating results
Revenues	$19,757	$19,863	$19,758	$19,538	$19,272
Cost of revenues	17,422	18,224	18,261	16,352	15,653
Selling, general and administrative	1,819	1,571	1,577	1,532	1,544
Restructuring and other	(26)	170	175	(2)	(17)
Other income (expense)(5)	(103)	(272)	(262)	(331)	121
Provision (benefit) for income taxes	153	(103)	(205)	451	782
Income (loss) from continuing operations	286	(271)	(312)	874	1,431
Income (loss) from discontinued operations	(136)	429	46	242	(44)
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	—	(1,432)	—	(24)
Net income (loss)	$150	$158	$(1,698)	$1,116	$1,363

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$0.55	$(0.54)	$(0.65)	$1.82	$3.04
Net income (loss)	0.29	0.32	(3.55)	2.33	2.90
Diluted earnings per share of common stock:
Income (loss) from continuing operations	0.54	(0.54)	(0.65)	1.79	2.95
Net income (loss)	0.28	0.32	(3.55)	2.28	2.81
Cash dividends per share of common stock	0.20	0.40	0.60	0.60	0.60

Financial position
Total assets	$17,087	$17,744	$18,616	$18,880	$16,353
Long-term debt, less current portion	2,939	3,168	4,148	4,148	4,692
Shareholders’ equity	7,512	7,440	7,022	7,022	6,446

(1)	We adopted a new method of accounting for share-based payments as of January 1, 2005. This change in accounting resulted in the recognition of pre-tax compensation expense of $160 million ($110 million net of tax) for the year ended December 31, 2005.
(2)	Operating results for each of the years in the four year period ended December 31, 2004 have been restated to conform to the current presentation to reflect certain activities as discontinued operations during 2005.
(3)	We adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for prior years are reported in accordance with our previous method of accounting for revenue recognition. Revenues for the years ended December 31, 2002 and 2001 were $18,311 million and $18,175 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception. Net income for the years ended December 31, 2002 and 2001 were $460 million and $932 million, respectively, on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception.
(4)	Effective January 1, 2002, we fully adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Operating results, including those related to discontinued operations, include goodwill amortization in the pre-tax amount of $173 million for the year ended December 31, 2001.
(5)	Other income (expense) includes net investment gains (losses) in the pre-tax amounts of $(41) million, $6 million, $6 million, $(119) million, and $344 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.

Overview

We are a leading provider of information technology (“IT”) and business process outsourcing (“BPO”) services to corporate and government clients around the world. This section provides an overview of the principal factors and events that impacted our 2005 results and the principal risks and opportunities that could impact our future.

2005 Highlights

Progress on Initiatives

At the beginning of 2005, we stated our priorities were to shift our focus from improving our core business and strengthening our balance sheet to a longer-term strategy, which contemplated significant new investments in our infrastructure and in new service offerings intended to improve our cost competitiveness and generate future growth. This discussion outlines our progress on these initiatives. Investments in these initiatives, including our upfront investment in the U.K. Ministry of Defence contract referred to below, reduced our earnings by approximately $0.36 per share during 2005.

Investments in Infrastructure. The principal focus of our investments in infrastructure during the year was the development of our “Agile Enterprise” platform, a network-based utility architecture designed to create a flexible, open and cost-effective technology foundation for the delivery of a significant portion of our IT outsourcing and BPO services. This platform includes the build-out of a global secure infrastructure, which is expected to be completed during 2006, as well as the modernization of legacy systems. As part of this strategy we have established alliance relationships with leading industry providers, which we refer to as the “EDS Agility Alliance.” We believe the technology vision behind the Agile Enterprise platform represents a key market differentiator for EDS and contributed to our increased level of new business signings in 2005 and year-to-date in 2006.

Investments in New Service Offerings. Our 2005 investments included a significant expansion of our human resources (“HR”) BPO capabilities, principally through the creation in the first quarter of ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin. ExcellerateHRO combines our payroll and related HR outsourcing business with the pension, health and welfare administration services business formerly operated by Towers Perrin as its Towers Perrin Administrative Services (“TPAS”) business. The new company enables us to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The $417 million in cash we paid at closing of the transaction (which principally represented the purchase price for the business and the right to use the Towers Perrin brand, net of Towers Perrin’s interest in the new company and its share of the cash capital contribution (approximately $50 million) to the venture) was funded from cash on hand. We invested additional amounts in ExcellerateHRO and other BPO offerings during the year and will continue to focus on expanding our BPO offerings in 2006.

Cost Competitiveness. We continued to focus on improving our cost competitiveness in 2005 as part of our long-term goal to reduce our cost of revenue by approximately 20% over the four-year period commencing with 2005. During 2005, we reduced our cost of revenue by approximately $1 billion principally through the following:

•	improvements in our supply chain, including increased usage of centralizing sourcing, competitive bidding, advanced sourcing tools and automation and improvements in demand planning, logistics and fulfillment;

•	labor cost management through increased productivity, investment in automation and monitoring tools, and acceleration of our Best ShoreSM initiatives by increasing our capabilities in lower cost geographies;

•	enterprise process improvements, including greater standardization and consolidation, more regimented contract start-up processes and service delivery automation; and

•	production process improvements, including automation and process redesign enabling improved utilization of data center capacity.

In addition, during 2005 we sold sixteen domestic and international real estate properties in connection with our efforts to improve our cost competitiveness and enhance workplace capacity usage. Net proceeds from the sale were $178 million. Fourteen properties involved in the sale have been leased back for various extended periods. A deferred net gain of $14 million has been allocated to various leased properties and will be recognized over the respective term of each lease. We recognized a net gain of $3 million on the sale of the remaining properties which is included in other income in the 2005 consolidated statement of operations.

General Motors Recompete

GM is our largest single client, accounting for approximately $1.8 billion, or 9.1%, of our total revenue in 2005. Our ten-year Master Service Agreement, or MSA, with GM expires in June 2006. The MSA serves as a framework for the negotiation and operation of service agreements for certain “in-scope” IT services (as defined in the MSA) we provide to GM on a worldwide basis. These “in-scope” services account for a substantial majority of our revenues from GM. In February 2006, GM announced the results of a recompete process which covered substantially all of the work we perform under the MSA, including applications maintenance, infrastructure operations and integration management. We were awarded approximately 70% of the contracts we bid on with a total contract value of approximately $3.8 billion over five years. See “Priorities and Expectations for 2006 and Beyond” below for a discussion of the financial impact of the GM recompete in 2006 and thereafter.

A.T. Kearney

During 2005, we approved a plan to proceed with a transaction to sell 100% of our ownership interest in our A.T. Kearney management consulting business. That subsidiary, the sale of which was completed on January 20, 2006, is classified as “held for sale” at December 31, 2005 and 2004 and its results for the years ended December 31, 2005, 2004 and 2003 are included in income (loss) from discontinued operations. A.T. Kearney’s 2005 results include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The estimated fair value was determined based on the terms of the sale. The impairment charge is partially offset by the recognition of $8 million previously unrecognized tax assets that will be realized as a result of the sale. We refer you to Notes 17 and 20 in the accompanying Notes to Consolidated Financial Statements.

Third-Party Bankruptcies

We provide IT services to Delphi Corporation (“Delphi”) through a long-term agreement. On October 8, 2005, Delphi filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of certain pre-bankruptcy receivables associated with the Delphi contract, we recorded receivable reserves of $17 million which is reflected in cost of revenues in our 2005 consolidated statement of operations. The remaining assets associated with our services agreement with Delphi are expected to be recovered through collection or future operations.

During 2005, we recorded write-downs of our investment in an aircraft leasing partnership due to uncertainties regarding the recoverability of the partnership’s investments in aircraft leased by Delta Air Lines, which filed for bankruptcy on September 14, 2005, and the proposed sale of certain lease investments in the partnership. These write-downs were partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. These write-downs totaled $35 million and are reflected in other expense in our 2005 consolidated statement of operations.

Client Contract Payment

During 2005, we reached an agreement with a government client to consolidate and extend our multiple IT services agreements with that client into a single extended agreement. As a result of this contract realignment, we received a non-refundable payment of $307 million from the client in the third quarter of 2005. A similar payment will be received from this client in the second quarter of 2006 which will be used to fund the incremental capital requirements in 2006 necessitated by the service delivery transformational requirements for this new contract. These payments will be recognized as revenue as we provide services over the five-year term of the new contract and resulted from the revision of contract pricing and delivery standards of numerous existing IT service contracts prior to their contractual end dates.

Accounting Change

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2005. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $160 million ($110 million net of tax) in 2005. The effect of all share-based payments on earnings per share (both basic and dilutive) would have been $0.33 and $0.44, respectively, during the years ended December 31, 2004 and 2003 if we had applied the provisions of SFAS 123R. The effect of share-based payments (both basic and dilutive) on earnings per share during the year ended December 31, 2005 was $0.29. In addition, effective with our March 2005 long-term incentive award grant, we significantly limited the use of annual stock option grants and instead provided annual grants of performance-vesting restricted stock units (“Performance RSUs”). Although we continue to use stock options as a component of the long-term incentive compensation of our senior executives along with Performance RSUs, we have completely replaced the use of stock options in favor of Performance RSUs for all other incentive plan participants. The vesting of the Performance RSUs is tied to our performance as measured by operating margin, net asset utilization and organic revenue growth over multiple year periods.

Prior to January 1, 2005, we recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan. The primary difference in the accounting under SFAS 123R is that compensation expense for share-based awards is now recognized when we obtain employee services. Using the fair value approach required by SFAS 123R, compensation expense is recognized based on the fair value of the award on the date of grant. Prior to January 1, 2005, pro forma compensation expense using the fair value approach was disclosed in the notes to the financial statements in accordance with SFAS 123. Beginning January 1, 2005, compensation expense for stock options was recognized using the same methodology used to determine pro forma expense for disclosure purposes under SFAS 123.

We record a tax benefit related to share-based payments, recognizing a deferred tax asset based on an effective tax rate of 35%. The excess of the market value of our stock over the exercise price at the date of exercise represents the tax deduction to be received. If this deduction is equal to the amount of compensation expense recorded for that option, the entire tax asset is realized. If the deduction is greater than the compensation expense recognized, we will record an increase in additional paid-in capital. However, if the deduction is less than the expense recognized, a portion of the deferred tax asset will not be realized, and the deficiency will be reported as deferred tax expense in the period that options expire, are exercised or forfeited. There are numerous factors that influence the portion of the deferred tax asset that will be realized, including exercise behavior of the employees, future market price of the stock, and the volatility used in calculating the fair value of options on the grant date. At this time, we cannot predict the actual realization of our deferred tax assets.

NMCI

We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the “DoN”), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2007. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or “legacy”, network environment continue to be billed at a price equal to 85% of the full seat price. At December 31, 2005, we had approximately 318,000 computer seats under management that were then billable, and approximately 81% of these seats were operating under the NMCI environment.

Long-lived assets and lease receivables associated with the contract totaled approximately $240 million and $408 million, respectively, at December 31, 2005. If we do not maintain or exceed current monthly seat cutover rates, or if we do not meet service performance and customer satisfaction levels in accordance with anticipated timelines, estimates of future contract cash flows will decline. We continue to pursue several opportunities to improve the financial performance of this contract, including efforts to increase the average seat price; qualify for performance and customer satisfaction incentives under the contract; improve productivity; extend the contract term through the DoN’s optional three-year extension period; and seek additional business with this client. We also are seeking to obtain compensation for significant amounts related to services required by and provided to the client in addition to contractual requirements, including services related to legacy applications, and for amounts related to the minimum order obligations under the contract. In addition, we expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term.

We reported revenues of $817 million, operating losses of $(75) million and free cash flow of $125 million associated with the NMCI contract in 2005, compared with revenues of $761 million, operating losses of $(487) million and free cash flow usage of $(423) million in 2004. The 2004 results are exclusive of the $375 million asset impairment charge taken in the third quarter of 2004 and the $522 million repurchase of financial assets from a securitization trust in the fourth quarter of 2004. The securitization trust had been used to finance the purchase of capital assets for the contract. The increase in revenue in 2005 compared to 2004 is attributable to a greater number of seats under management and recognition of seats billed at 100% of the full seat price, offset in part by a decline in product sales. The decrease in operating losses in 2005 compared to 2004 is due to increased productivity, reduced depreciation and amortization expense as a result of the impairment of NMCI-related long lived assets in the third quarter of 2004, additional seats under management and recognition of seats billed at 100% of the full seat price. The increase in free cash flow in 2005 is due to the aforementioned operational improvements, as well as our repurchase in the fourth quarter of 2004 of assets associated with the NMCI securitization facility. See “Off Balance Sheet Arrangements and Contractual Obligations” below. Although we continue to have a number of opportunities to improve the performance of the NMCI contract over the longer-term, we also face a number of significant risks, including the factors that resulted in the impairment of assets in the third quarter of 2004.

U.K. Ministry of Defence

In March 2005, a consortium led by us was awarded a ten-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of this contract was approximately $3.9 billion over ten years. Billings under the contract are initially based upon the achievement of milestones during the initial development and subsequently on the number of seats deployed. Our upfront expenditure and capital investment requirements for this contract during 2005 adversely impacted our free cash flow and earnings for the year. Many of the services and service delivery challenges required by this contract are similar to those required by the NMCI contract discussed above, and accordingly, many of the risks are the same. We have applied lessons learned from our experience with the NMCI contract to this contract, including contract terms with clearly defined client and EDS accountability and improved program management. We have met client expectations regarding key deliverables under this contract despite program changes and inability to achieve certain related dependencies that have extended the initial development timeline. This contract provides for adjustments to reflect the financial impact to EDS of client driven program changes and inability to achieve dependencies. We are working with the client to agree upon the appropriate adjustments provided for under the contract. If we do not reach satisfactory resolution with respect to these matters or for any future delays in the development timeline or seat deployment schedule our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Settlement of Consolidated Securities Class Action

On November 1, 2005, we entered into a memorandum of understanding regarding a settlement of the consolidated securities class action filed in late 2002, subject to certain conditions, including final approval of the settlement by the U.S. District Court for the Eastern District of Texas. See Note 15 of Notes to our Consolidated Financial Statements. The terms of the settlement provide for a cash payment of $137.5 million. We estimate approximately one-half of such payment will be made by our insurers and have recognized the cost of our portion of the settlement in our financial statements as of December 31, 2005.

Other

On March 1, 2005, we launched ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin, to deliver a comprehensive range of HR BPO services. ExcellerateHRO combines EDS’ payroll and related HR outsourcing business with the pension, health and welfare administration services business formerly operated by Towers Perrin as its TPAS business. The new company enables us to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The $417 million in cash we paid at closing of the transaction was funded from cash on hand. This payment principally represented the purchase price for the acquisition by ExcellerateHRO of Towers Perrin’s benefits administration business and the right to use the Towers Perrin brand name, net of Towers Perrin’s interest in ExcellerateHRO and its share of the cash capital contribution (approximately $50 million) to the venture.

During 2005, we identified deterioration in the projected performance of one of our commercial contracts based, among other things, on a change in management’s judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. We determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract’s deferred contract costs. As a result, we recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract’s deferred contract costs. The impairment charge is reported as a component of cost of revenues in the 2005 consolidated statements of operations and is included in the results of the Outsourcing segment. Remaining long-lived assets associated with this contract totaled $143 million at December 31, 2005. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract’s service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with the contract will become fully impaired. We continue to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

Priorities and Expectations for 2006 and Beyond

We have substantially completed the transformation outlined in 2003 to “stabilize, fix and invest to grow” our business. Our priorities for 2006 and beyond are focused on achieving profitable growth through continued focus on cost competitiveness and service quality. We will continue initiatives to reduce our cost of revenues by approximately $1 billion in 2006 following a reduction of approximately $1 billion in each of the past two years. These initiatives include continued reengineering of our supply chain, labor cost management, enterprise process improvement and production process improvement. In addition, we will seek to build on our service excellence initiatives, which efforts resulted in increased client loyalty and innovation metrics in 2005.

We expect 2006 revenues of approximately $20.0-$20.5 billion, which would represent an increase in organic revenues of 2-4% from 2005. This reflects an anticipated increase in revenues from new business signed during 2005, including the U.K. MoD contract, offset by a decrease in GM revenues discussed above. We refer you to “Results of Operations” below for a definition of organic revenues.

We currently expect 2006 earnings per share of approximately $1.05-$1.15, excluding the impact of expensing stock options and Performance RSUs, and discontinued operations. Such forecasted increase in 2006 earnings is due to several factors, including the positive impact of the productivity initiatives described above, improvements in the performance of our NMCI and U.K. MoD contracts, revenue growth, and certain extraordinary items that adversely impacted 2005 earnings, such as the pension charge related to the termination of our U.K. Inland Revenue contract and litigation and settlement expenses. The incremental impact of such items on our 2006 earnings will be partially offset by the second-half impact of the expiration of our MSA with GM, additional investments in technology and infrastructure, increased sales costs associated with higher levels of new contract signings, and expenses associated with the acceleration of our offshore initiatives.

On February 21, 2006 we announced that the Board of Directors had authorized a $1 billion share repurchase program over 18 months. On February 23, 2006 we entered into a $400 million accelerated share repurchase agreement (see Note 20 in the accompanying Notes to Consolidated Financial Statements). Our expectations regarding 2006 earnings per share referred to above reflects the impact of the shares acquired through the accelerated share repurchase agreement and other shares that may be repurchased in 2006, which will be somewhat offset by the impact of anticipated issuances of additional shares upon option exercises and other compensation programs.

We expect free cash flow in 2006 of $800 million to $1 billion, compared to $619 million in 2005, with the forecasted improvement driven principally by our expected improvements in operating margins and improvements in working capital. Such improvements would be somewhat offset by an increase in net capital expenditures due to the benefit of our sale of real estate assets in 2005.

GM is our largest single client, accounting for approximately $1.8 billion, or 9.1%, of our total revenue in 2005. Our ten-year MSA with GM expires in June 2006. In February 2006, GM announced the results of a recompete process which covered substantially all of the work we perform under the MSA, including applications maintenance, infrastructure operations and integration management. We were awarded approximately 70% of the contracts we bid on with a total contract value of approximately $3.8 billion over five years (see “Total Contract Value of Contract Signings” below). We expect annualized revenue from GM of approximately $1.2-$1.4 billion over the next five years, including the business recently awarded as well as other GM business not part of the recompete. We expect 2006 revenue from GM, which will include the MSA through June 7, will be approximately $1.6 billion. We do not expect a significant change in our operating margins attributable to GM revenue compared to 2005. We refer you to the discussion in “Risk Factors” above of our exposure to certain industries, including the United States automobile industry, that have been experiencing financial difficulties. Such exposure has had, and could in the future have, a material adverse effect on our financial position and results of operations.

We continue to work with the DoN with respect to our efforts to improve the performance of our NMCI contract and expect that client to extend the contract term through its optional three-year extension period, which would run through September 30, 2010. We also expect continued improvement in the operational performance of the contract in 2006, which lost $75 million in 2005, through an increase in average seat prices as well as additional opportunities with this client. As a result of such operational improvement and anticipated extension of the contract term, we expect this contract, which has used approximately $3.2 billion of free cash flow since inception, to generate significant free cash flow during 2006 and thereafter, including free cash flow generated from the extended contract and through the expected sale of NMCI infrastructure and desktop assets to the client at the end of the contract term. We continue to face a number of risks under this contract, however, as described under “2005 Highlights” above.

See “Total Contract Value of Contract Signings” below for a discussion of our expectations for new contract signings for 2006.

The estimates for 2006 financial performance set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations rely on management’s current assumptions, including assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the control of management, that could cause actual results to differ materially from such estimates. For a discussion of certain of these factors, we refer you to the discussion under “Risk Factors” in Item 1A of this Form 10-K as well as additional assumptions related to our 2006 financial guidance referred to under “Income Taxes” below.

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

Following is a summary of the TCV of contract signings, excluding contracts signed by our former A.T. Kearney and UGS PLM Solutions subsidiaries, by quarter for the last five years (in billions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001	$7.1	$6.6	$6.2	$9.7	$29.6
2002	6.7	5.6	2.6	7.6	22.5
2003	2.6	3.0	3.1	3.9	12.6
2004	3.6	3.8	2.9	3.7	14.0
2005	6.9	2.6	5.3	5.3	20.1

The TCV of contract signings can fluctuate significantly from year to year depending on a number of factors, including the timing of significant new and renewal contracts and the length of those contracts.

Our TCV of contract signings increased to $20.1 billion in 2005 compared to $14.0 billion in 2004, reflecting an increase in average contract size as well as a greater impact from new and add-on business compared to 2004. The significant decrease in 2003 and 2004 compared to the prior years has negatively impacted our revenues since 2003, as a significant portion of our revenue is generated by long-term IT services contracts. Our ability to achieve revenue growth in the future will be dependent on our ability to increase the TCV of contract signings to a level higher than that of recent years. We expect TCV of contract signings in 2006 to be in excess of $23 billion. We refer you to the discussion of revenues in “Results of Operations” below.

Results of Operations

Revenues. Following is a summary of revenues from contracts with base (non-GM) clients and revenues from GM, excluding revenues from our former A.T. Kearney and UGS PLM Solutions subsidiaries which are reported as discontinued operations, for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Revenues:
Base	$17,952	$17,907	$17,589
GM	1,805	1,956	2,169

Total	$19,757	$19,863	$19,758

Following is a summary of our revenue growth percentages calculated using revenues reported in the consolidated statements of operations, and adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations (“organic revenue growth”):

	Total		Base		GM
	2005	2004	2005	2004	2005	2004
As reported revenue growth	(1)%	1%	—	2%	(8)%	(10)%
Impact of foreign currency changes	(1)%	(5)%	(1)%	(5)%	(1)%	(2)%

Fixed U.S. dollar revenue growth	(2)%	(4)%	(1)%	(3)%	(9)%	(12)%
Impact of acquisitions	(1)%	—	(1)%	—	—	—
Impact of divestitures	—	—	—	—	—	—

Organic revenue growth	(3)%	(4)%	(2)%	(3)%	(9)%	(12)%

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

2005 vs. 2004. The 2% decrease in base organic revenues in 2005 was primarily attributable to a $416 million, or 2%, decrease in our Outsourcing segment which excludes the results of our NMCI contract. The decrease in our Outsourcing segment was attributable to a $101 million, or 1%, decrease in the Americas unit, a $295 million, or 5%, decrease in Europe, Middle East and Africa (EMEA), and a $107 million, or 5%, decrease in the U.S. Government unit, offset by a $88 million, or 7%, increase in Asia Pacific. The decrease in revenues in EMEA was primarily due to the termination of our contract with the U.K. Government’s Inland Revenue department effective June 30, 2004, offset by an increase in revenue from other government and commercial clients, including our contract with the U.K. Ministry of Defence. The decrease in the Americas was primarily due to the termination of our “other commercial contract” effective August 1, 2004 (see Note 3 in the accompanying Notes to Consolidated Financial Statements). The decrease in U.S. Government was primarily attributable to the completion of a large federal contract in early 2005.

2004 vs. 2003. The 3% decrease in base organic revenues in 2004 was primarily attributable to a $236 million, or 1%, decrease in our Outsourcing segment and a $256 million, or 25%, decrease in our NMCI segment. The decrease in the Outsourcing segment was attributable to a $288 million, or 4%, decrease in EMEA and a $35 million, or 2%, decrease in the U.S. Government unit, offset by a $71 million, or 1%, increase in the Americas and a $15 million, or 1%, increase in Asia Pacific. The decrease in revenues in the NMCI segment was associated with lower product sales which were partially offset by increased service revenue. The decrease in base organic revenues in EMEA in 2004 was primarily due to the termination of our contract with the U.K. Government’s Inland Revenue department effective June 30, 2004, and was offset by an increase in revenues from financial services and other government clients. The U.S. Government business experienced reduced revenues in 2004 due to runoff from our state and local business, including the termination of the Medicaid contract with the State of Texas early in the first quarter of 2004. The decrease in revenues from our state and local business was offset by an increase in revenues from U.S. federal government contracts.

The decrease in organic revenues from GM in 2005 and 2004 was primarily attributable to reduced pricing under our MSA with GM, which expires in June 2006, as well as GM’s move toward a multi-vendor strategy. We expect revenues from GM of approximately $1.6 billion in 2006 and annualized revenues of approximately $1.2 to $1.4 billion beginning in 2007. We refer you to “Overview” above for a discussion of the recent GM recompete.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 11.8%, 8.3% and 7.6% in 2005, 2004 and 2003, respectively. Our gross margins in all periods were adversely affected by the performance of the NMCI contract, including asset write-downs in 2004 and 2003. The NMCI contract had a 90 basis point, 480 basis point and 530 basis point negative impact on our gross margin percentages in 2005, 2004 and 2003, respectively. Other items affecting our 2005 gross margin include a pension obligation settlement loss associated with the termination of the Inland Revenue contract (40 basis points), an increase in compensation expense attributable to the change in accounting for share-based payments (50 basis points), a deferred cost impairment charge associated with a large IT commercial contract (20 basis points) and litigation costs (20 basis points). These items were partially offset by favorable resolution of certain customer contract matters that permitted recognition of previously deferred revenue (40 basis points). Our gross margins in 2005 were also adversely affected by the investments discussed in “2005 Highlights” above and the decrease in organic revenues discussed above, including the termination of our contract with the U.K. Government’s Inland Revenue department. An additional item affecting our 2004 gross margin was operating losses and other charges on our “other commercial contract” (150 basis points). Other items affecting our 2003 gross margin include operating losses on our “other commercial contract” (140 basis points) and a $98 million (50 basis point) reversal of MCI receivable reserves.

We expect our gross margin to improve in 2006 as a result of our continued cost competitiveness initiatives, improved execution on our client contracts, and decrease in the level of investments compared to 2005.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 9.2%, 7.9% and 8.0% in 2005, 2004 and 2003, respectively. The increase in our SG&A percentage in 2005 was primarily attributable to an increase in compensation expense resulting from the change in accounting for share-based payments, and performance-based RSUs (30 basis points) and incremental legal and regulatory costs (20 basis points). Our SG&A expense in 2005 was also impacted by higher sales and marketing costs, including commissions associated with increasing TCV of new business signings (40 basis points), and by certain investment initiatives discussed in “2005 Highlights” above (10 basis points).

Restructuring and other. Following is a summary of restructuring and other for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Restructuring and other employee reduction activities:
Employee separation, early retirement and exit costs, net	$68	$276	$232
Asset write-downs	—	—	36
CEO severance	—	—	48
Other activities:
Pre-tax gain on disposal of businesses:
European wireless clearing	(93)	—	—
U.S. wireless clearing	—	(35)	—
Automotive Retail Group	—	(66)	—
Credit Union Industry Group	—	—	(139)
Other	(1)	(5)	(2)

Total	$(26)	$170	$175

We refer you to Note 19 in the accompanying Notes to Consolidated Financial Statements for a further discussion of the components of restructuring and other activities.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Other income (expense):
Interest expense	$(241)	$(321)	$(301)
Interest income and other, net	138	49	39

Total	$(103)	$(272)	$(262)

The decrease in interest expense in 2005 was primarily due to the extinguishment of debt resulting from our debt exchange offer completed in 2004 and other scheduled debt repayments. See “Financial Position” and “Liquidity and Capital Resources” for a further discussion of our outstanding debt balance. Interest expense in 2004 includes $36 million in expenses resulting from our debt exchange offer. See Note 8 to our consolidated financial statements for a further discussion of the exchange offer. The increase in interest income and other in 2005 was primarily due to interest income on increased levels of cash and marketable securities, and foreign currency transaction gains. Interest income and other in 2005 includes net investment losses of $41 million, including a write-down of $35 million relating to our leveraged lease investments, and interest and other income of $171 million. Interest income and other in 2004 includes net investment losses of $28 million, including a write-down of $34 million relating to our leveraged lease investments, and interest and other income of $77 million. Interest income and other in 2003 includes net investment gains of $6 million and other income of $33 million.

Income taxes. Our effective tax rates on income (loss) from continuing operations were 34.9%, 27.5% and 39.7% for the years ended December 31, 2005, 2004 and 2003, respectively. The tax rate in 2005 was significantly impacted by (i) recognition of additional valuation allowances of $115 million for losses incurred in certain foreign tax jurisdictions due to underperforming operations, and (ii) reversal of certain tax contingency accruals of $40 million due to progress made in jurisdictional tax audits. Our effective tax rate will fluctuate also in the future as a result of our adoption of SFAS 123R as discussed in “Overview” above. As we record expense under SFAS 123R, a deferred tax asset is recorded. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset is charged to tax expense in the period of exercise or expiration and, accordingly, would result in a higher effective tax rate in such period. See “Application of Critical Accounting Policies” below for a discussion of factors affecting income tax expense.

The U.S. research and development tax credit expired as of December 31, 2005. A retroactive extension of the credit is contained in legislation that has been passed by both the House and Senate and is currently in reconciliation conference. The Company has determined its 2006 guidance on the basis that the credit will be extended with retroactive effect to January 1, 2006. In the event that the legislation is not passed in its current form, full year guidance could be impacted and in the event the legislation is not passed and signed by the President by March 31, 2006, quarterly results could be adversely impacted until the extension of the credit is signed and can be reflected in the full year effective tax rate.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Management determined that the incremental cost of the repatriation did not produce a corresponding economic benefit, and as a result, we did not make a repatriation under this provision.

Discontinued operations. Income (loss) from discontinued operations, net of income taxes, was $(136) million, $429 million and $46 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Income (loss) from discontinued operations is comprised primarily of the net results of A.T. Kearney which is classified as “held for sale” at December 31, 2005, and UGS PLM Solutions which was sold during the second quarter of 2004. Discontinued operations also includes our European Technology Solutions and subscription fulfillment businesses sold during 2003. Income from discontinued operations includes net gains (losses) of $(92) million, $433 million and $(9) million, net of income taxes, in 2005, 2004 and 2003, respectively.

Net income (loss). Income (loss) from continuing operations was $286 million, or $0.55 per basic share and $0.54 per diluted share, in 2005 compared with $(271) million, or $(0.54) per basic and diluted share, in 2004 and $(312) million, or $(0.65) per basic and diluted share in 2003. Net income (loss) was $150 million in 2005 compared with $158 million in 2004 and $(1,698) million in 2003. Basic earnings (loss) per share was $0.29 in 2005 compared with $0.32 in 2004 and $(3.55) in 2003. Diluted earnings (loss) per share was $0.28 in 2005 compared with $0.32 in 2004 and $(3.55) in 2003.

During the third quarter of 2003, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, on a cumulative basis as of January 1, 2003. The adoption of EITF 00-21 resulted in a non-cash adjustment of $1.42 billion, net of tax, resulting primarily from the reversal of unbilled revenue associated with our IT service contracts which we had been accounting for using the percentage-of-completion method of revenue recognition. The adjustment also reflects the deferral and subsequent amortization of system construction costs which were previously expensed as incurred and included in the percentage-of-completion model for the respective contracts.

In addition, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The majority of our retirement obligations relate to leases which require the facilities be restored to original condition at the expiration of the leases. The adoption of SFAS No. 143 resulted in a reduction of income reported as a cumulative effect of a change in accounting principle of $25 million ($17 million after tax). Additionally, the fair value of the liability recorded on January 1, 2003 was $48 million.

Segment information. We refer you to Note 12 in the notes to our consolidated financial statements for a summary of certain financial information related to our reportable segments for 2005, 2004 and 2003, as well as certain financial information related to our operations by geographic region and by service line for such years.

Financial Position

At December 31, 2005, we held cash and marketable securities of $3.2 billion, had working capital of $3.5 billion, and had a current ratio (current assets/current liabilities) of 1.68-to-1. This compares to cash and marketable securities of $3.6 billion, working capital of $3.4 billion, and a current ratio of 1.64-to-1 at December 31, 2004. Approximately 6% of our cash and cash equivalents and marketable securities at December 31, 2005 were not available for debt repayment due to various commercial limitations on the use of these assets. The decrease in cash and marketable securities in 2005 is due principally to cash payments of $417 million associated with the purchase of Towers Perrin’s benefits administration business in the first quarter of 2005, $135 million associated with the purchase of the outstanding interest in our Australian subsidiary in the second quarter of 2005 and debt payments of $560 million in 2005, offset by free cash flow of $619 million (see “Liquidity and Capital Resources” below for the definition of free cash flow).

Days sales outstanding for trade receivables were 58 days at December 31, 2005 compared to 56 days at December 31, 2004. Days payable outstanding were 19 days at December 31, 2005 and 2004.

Total debt was $3.3 billion at December 31, 2005 versus $3.8 billion at December 31, 2004. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 30% at December 31, 2005 compared to 33% at December 31, 2004.

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

In CSFTs, client payments are made directly to the financial institution providing the financing. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the possibility of our failure to comply with any of these terms to be remote.

At December 31, 2005, the estimated future asset purchases to be financed under existing arrangements were $72 million. The aggregate dollar values of assets purchased under our CSFT arrangements were $8 million, $65 million and $72 million during 2005, 2004 and 2003, respectively. As of December 31, 2005, there were outstanding an aggregate of $241 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $250 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

During 2001, we established a securitization facility under which we financed the purchase of capital assets for our NMCI contract. Under the terms of the facility, we sold certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. During 2004, we completed agreements with the Trust’s lenders to repurchase financial assets for $522 million in cash. Upon completion of the transaction, we recognized current lease receivables of $286 million and non-current lease receivables of $236 million associated with this purchase. Such receivables are being collected over the remaining term of the NMCI contract.

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

Following is a summary of the estimated expiration of financial guarantees outstanding as of December 31, 2005 (in millions):

		Estimated Expiration Per Period
	Total	2006	2007	2008	Thereafter
Performance guarantees:
CSFT transactions	$241	$88	$86	$37	$30
Standby letters of credit, surety bonds and other	521	282	21	18	200
Other guarantees	32	18	10	4	—

Total	$794	$388	$117	$59	$230

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of December 31, 2005 (in millions):

		Payments Due by Period
	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt, including current portion and interest(1)	$4,958	$525	$509	$1,748	$2,176
Operating lease obligations	1,370	316	453	236	365
Purchase obligations(2)	3,388	976	1,435	899	78

Total(3)	$9,716	$1,817	$2,397	$2,883	$2,619

(1)	Amounts represent the expected cash payments (principal and interest) of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest).
(2)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our obligation to repurchase minority interests in joint ventures, including our obligation to repurchase Towers Perrin’s minority interest in ExcellerateHRO. See Note 16 of the accompanying consolidated financial statements.
(3)	Minimum pension funding requirements are not included as such amounts are zero for our U.S. pension plans and have not been determined for foreign pension plans. See Note 13 of the accompanying consolidated financial statements.

Liquidity and Capital Resources

Following is a summary of our cash flows for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Cash flows:
Net cash provided by operating activities	$1,296	$1,278	$1,495
Net cash used in investing activities	(797)	(758)	(809)
Net cash used in financing activities	(681)	(663)	(71)
Free cash flow	619	304	221

Operating activities. The increase in net cash provided by operating activities in 2005 compared to 2004 was due to a $150 million increase in earnings, adjusted to exclude non-cash operating items, offset by a $132 million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a decrease in receivables collections and an increase in tax payments, offset by an increase in deferred revenue (see “Client Contract Payment” in the “Overview” section above). The decrease in net cash provided by operating activities in 2004 compared to 2003 was due to a $393 million decrease in earnings, adjusted to exclude non-cash operating items, offset by a $176 million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a decrease in prepayments to vendors, a decrease in construction costs related to our active construct contracts and a reduction in tax payments, offset by restructuring payments, a decrease in accounts receivable collections and a one-time pension payment of $119 million associated with the termination of the Inland Revenue contract. Operating cash flows in 2005 were comprised of $1,211 million in cash provided by our core IT outsourcing and consulting businesses (excluding NMCI), and $85 million in cash provided by our NMCI contract. Operating cash flows in 2004 were comprised of $1,557 million in cash provided by our core IT outsourcing and consulting businesses offset by $279 million in cash used by our NMCI contract.

Investing activities. The change in net cash used in investing activities in 2005 compared to 2004 was primarily due to a decrease in proceeds from divestitures in 2005, and an increase in acquisition payments related to 2005 acquisitions (see Notes 16, 17 and 19 in the accompanying Notes to Consolidated Financial Statements). In addition, we realized net proceeds of $178 million in 2005 resulting from sales of real estate (see “Real Estate Initiatives” in the “Overview” section above). Net cash used in investing activities in 2004 includes the proceeds from the divestitures of our U.S. wireless clearing business, UGS PLM Solutions and ARG. Divestiture proceeds were somewhat offset by net purchases of marketable securities. Net cash used in investing activities in 2004 also includes a $522 million cash payment related to the purchase of financial assets associated with the NMCI securitization facility. Excluding this purchase, net proceeds from investments and other assets decreased in 2004 compared to 2003 due primarily to lower securitization proceeds and equipment purchases associated with the NMCI contract.

Financing activities. The increase in net cash used in financing activities in 2005 compared to 2004 was primarily due to proceeds from our common stock issuance associated with a debt exchange in 2004. The increase in net cash used in financing activities in 2004 was primarily due to an increase in net payments on long-term debt and capital lease obligations, partially offset by proceeds from our common stock issuance associated with a debt exchange and by a reduction in dividend payments.

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

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Net cash provided by operating activities	$1,296	$1,278	$1,495
Capital expenditures:
Proceeds from investments and other assets	310	68	43
Net proceeds from real estate sales	178	—	—
Payments for purchases of property and equipment	(718)	(666)	(703)
Payments for investments and other assets	(27)	(556)	(25)
Payments for purchases of software and other intangibles	(300)	(302)	(494)
Other investing activities	29	28	25
Capital lease payments	(149)	(167)	(120)

Total capital expenditures	(677)	(1,595)	(1,274)
Adjustments:
Utilization of tax credits related to the UGS PLM Solutions disposition	—	85	—
Transaction fees related to the UGS PLM Solutions disposition	—	14	—
Payment related to the repurchase of financial assets associated with the NMCI securitization facility	—	522	—

Free cash flow	619	304	221

Other investing and financing activities:
Proceeds from sales of marketable securities	1,434	956	548
Net proceeds from divested assets and non-marketable equity securities	160	2,129	233
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(552)	(78)	11
Payments for purchases of marketable securities	(1,311)	(2,337)	(447)
Proceeds from long-term debt	5	6	1,869
Payments on long-term debt	(560)	(561)	(1,312)
Net decrease in borrowings with original maturities less than 90 days	—	—	(235)
Proceeds from issuance of common stock	—	198	—
Employee stock transactions	107	76	47
Dividends paid	(105)	(200)	(287)
Other financing activities	21	(15)	(33)
Effect of exchange rate changes on cash and cash equivalents	(21)	48	(60)
Adjustments:
Utilization of tax credits	—	(85)	—
Transaction fees	—	(14)	—
Payment related to the repurchase of financial assets associated with the NMCI securitization facility	—	(522)	—

Net increase (decrease) in cash and cash equivalents	$(203)	$(95)	$555

Our gross capital requirement in 2005 was approximately $1.2 billion including equipment and real estate leases and the use of CSFTs. Free cash flow of $125 million for the NMCI contract for 2005 reflects net cash provided by operating activities of $85 million and a net cash inflow of capital expenditures of $40 million.

Credit facilities. During 2004, we entered into a $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement with a bank group including Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent. The new facility replaced our five-year $550 million revolving credit facility, which expired in September 2004. The new facility may be used for general corporate borrowing purposes and the issuance of letters of credit. The aggregate availability under the new facility, together with our $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in 2003, is $1.0 billion. As of December 31, 2005, there were no amounts outstanding under either of these facilities and we had issued letters of credit totaling $160 million under the $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement, thereby reducing the availability under these facilities to $840 million at such date. The new facility includes financial and other covenants of the general nature contained in the facility it replaced and the $450 million Three-and-One-Half Year Multi Currency Revolving Credit Facility was amended and restated to include financial and other terms similar to the new facility.

Our unsecured credit facilities contain certain financial and other restrictive covenants and representations and warranties that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants of our unsecured credit facilities were modified in September 2004 in connection with the replacement of our $550 million credit facility as discussed above, and include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio cannot exceed 2.25-to-1 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires us to maintain a fixed charge ratio of no less than 1.15-to-1 through December 2005, and 1.25-to-1 thereafter. We were in compliance with all covenants at December 31, 2005.

Following is a summary of the financial covenant requirements under our unsecured credit facilities and the calculated amount or ratios at December 31, 2005 (dollars in millions):

	As of and for the Year Ended December 31, 2005
	Covenant	Actual
Minimum net worth	$6,420	$7,512
Leverage ratio	2.25	1.67
Fixed charge coverage ratio	1.15	2.37

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody’s Investor Services, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings (“Fitch”) at December 31, 2005:

	Moody’s	S&P	Fitch
Senior long-term debt	Ba1	BBB–	BBB–
Outlook	Stable	Negative	Stable

On September 15, 2005, Moody’s revised our rating outlook to stable from negative. On November 2, 2005, Fitch revised our rating outlook to stable from negative. At December 31, 2005, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At December 31, 2005, we had total liquidity of $3.9 billion, comprised of unrestricted cash and marketable securities of $3.0 billion and availability under our unsecured credit facilities of $840 million. During 2005, we terminated our secured A/R facility, a revolving secured financing arrangement collateralized by certain trade receivables with availability of up to $400 million. We elected to terminate the facility in order to more closely align our liquidity with our minimum targeted levels referred to below. We have maintained in effect our unsecured credit agreements which provide for aggregate availability of $1.0 billion for issuances of letters of credit and general corporate borrowing.

Based on our improved free cash flow performance in 2005 and forecasted free cash flow improvements, we have moved our minimum targeted liquidity from 18 months of forecasted capital expenditures (as defined under “Free Cash Flow” above), interest payments, debt maturities and dividend payments to 12 months of forecasted capital expenditures, interest payments, debt maturities and dividend payments. Accordingly, in February 2006 our Board of Directors authorized us to repurchase up to $1 billion of our common shares in open market or other purchases over the next 18 months. We completed $400 million of such authorized repurchase through an Accelerated Share Repurchase arrangement in February 2006 (see Note 20 in the accompanying Notes to Consolidated Financial Statements).

Change in dividend rate. On July 27, 2004, our Board of Directors reduced the quarterly dividend on our common stock from $0.15 to $0.05 per share.

Application of Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, revenue recognition, accounts receivable collectibility, accounting for long-lived assets, deferred income taxes, retirement plans, performance guarantees and litigation.

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

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an amount of deferred costs is recognized as expense so that cumulative profit equals zero. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Service is completed and the final milestone met, all unrecognized costs, milestone billings and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

In the rare event that fair value is not determinable for each service element of a multiple-element contract, the contract is considered one accounting unit, and revenue is recognized using the proportional performance method. Under this method, contract revenue is recognized for each service element based on the proportional performance of each service element to the total expected performance of each service element over the life of the contract.

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

Accounts receivable. Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Our allowances for doubtful accounts as a percentage of total gross trade receivables were 2.0%, and 3.5% at December 31, 2005 and 2004, respectively. The increase in the allowance in 2004 resulted primarily from the recognition of reserves in connection with the US Airways bankruptcy. Excluding those reserves, the allowance percentage was 2.7% at December 31, 2004.

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

Goodwill is not amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. We conducted an annual goodwill impairment test as of December 1, 2005. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are comprised of the geographic components of our operating segments that share similar economic characteristics. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We utilize our weighted-average cost of capital to discount the estimated expected future cash flows of each unit. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2005 indicating the underlying goodwill of each unit was not impaired.

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

Deferred income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. A majority of the tax assets are associated with tax jurisdictions in which we have a large scale of operations and long history of generating taxable income, thereby reducing the estimation risk associated with recoverability analysis. However, in smaller tax jurisdictions in which we have less historical experience or smaller scale of operations, the assessment of recoverability of tax assets is largely based on projections of taxable income over the expiration period of the tax asset and is subject to greater estimation risk. Accordingly, it is reasonably possible the recoverability of tax assets in these smaller jurisdictions could be impaired as a result of poor operating performance over extended periods of time or a future decision to reduce or eliminate operating activity in such jurisdictions. Such an impairment would result in an increase in our effective tax rate and related tax expense in the period of impairment.

Liabilities for tax contingencies. We have recorded liabilities for tax contingencies related to positions we have taken that could be challenged by taxing authorities. These potential exposures result from the uncertainties in application of statutes, rules, regulations and interpretations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. Our estimate of the ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. Although we believe our reserves for tax contingencies are reasonable, they may change in the future due to new developments with each issue. We record an additional charge or benefit in our provision for taxes in the period in which we determine that the recorded tax liability is more or less than we expect the ultimate assessment to be.

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

SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns earned on pension plan assets. We base this assumption on historical actual returns as well as anticipated future returns based on our investment mix. Given our relatively young workforce, we are able to take a long-term view of our pension investment strategy. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments are susceptible to significant short-term fluctuations but have historically outperformed most other investment alternatives on a long-term basis. At December 31, 2005, 84% of pension assets were invested in public and private equity and real estate investments with the remaining assets being invested in fixed income securities. Such mix is consistent with that assumed in determining the expected long-term rate of return on plan assets. Rebalancing our actual asset allocations to our planned allocations based on actual performance has not been a significant issue.

An 8.6% weighted-average expected long-term rate of return on plan assets assumption was used for the pension plan actuarial valuations in 2005 and 2004. A 100 basis point increase or decrease in this assumption results in an estimated pension expense decrease or increase, respectively, of $64 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

An assumed discount rate is required to be used in each pension plan actuarial valuation. This rate reflects the underlying rate determined on the measurement date at which the pension benefits could effectively be settled. High-quality bond yields on our measurement date, October 31, 2005, with maturities consistent with expected pension payment periods are used to determine the appropriate discount rate assumption. For the countries with the largest pension plans, actual participant data is used by our actuaries to determine the maturity of the benefit obligation which is matched to bonds available at the measurement date. In other countries, we use the average age of the participants to determine the maturity of the benefit obligation. A 5.4% weighted-average discount rate assumption was used for the 2005 pension plan actuarial valuations. The methodology used to determine the appropriate discount rate assumption has been consistently applied. A 100 basis point increase in the discount rate assumption will result in an estimated decrease of approximately $156 million in the subsequent year’s pension expense, and a 100 basis point decrease in the discount rate assumption will result in an estimated increase of approximately $222 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

Our long-standing policy of making consistent cash pension plan contributions provided some protection against negative short-term market returns. In addition, positive investment returns from 2003 to 2005 resulted in our actual pension plan asset returns exceeding expected returns reflected in our assumptions. However, the impact of contributions and positive returns has been offset by declining discount rates over the last several years. Our pension plans’ funded status, as of October 31, 2005 reflected total plan assets of $6.4 billion and total accumulated benefit obligations under all plans of $7.5 billion. As a result, under the requirements of SFAS No. 87, we have an additional minimum pension plan liability of $855 million at December 31, 2005 with a corresponding reduction, net of tax, in the accumulated other comprehensive loss component of shareholders’ equity of $552 million. Such liability is slightly higher than the liability at December 31, 2004.

Our weighted-average long-term rate of return assumption for plan assets as of January 1, 2006 is 8.5%. Our 2006 net periodic pension cost is expected to decrease from 2005 after excluding the impact in 2005 of the $77 million settlement loss related to the Inland Revenue contract discussed in “Results of Operations” above. Our required minimum amount of 2006 contributions will not exceed actual contributions made in 2005.

Stock-based compensation. We estimate the fair value of stock options using a Black-Scholes-Merton pricing model. The outstanding term of an option is estimated based on the vesting term and contractual term of the option, as well as expected exercise behavior of the employee who receives the option. Expected volatility during the estimated outstanding term of the option is based on historical volatility during a period equivalent to the estimated outstanding term of the option. Expected dividends during the estimated outstanding term of the option are based on recent dividend activity. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. We estimate the fair value of restricted stock units based on the market value of our stock on the date of grant, adjusted for any restrictive provisions affecting fair value, such as required holding periods after the date of vesting. Compensation expense for share-based payment is charged to operations over the vesting period of the award, and includes an estimate for the number of awards expected to vest. The initial estimate is based on historical results, and compensation expense is adjusted for actual results. If vesting of such an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Other liabilities. In the normal course of business, we may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our client, the likelihood of which we believe is remote. At December 31, 2005, we had $521 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. In addition, we had $241 million outstanding under CSFT and securitization transactions that are supported by performance guarantees. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee. In addition, we had $32 million of other financial guarantees outstanding at December 31, 2005 relating to indebtedness of others.

There are various claims and pending actions against EDS arising in the ordinary course of our business. See Note 15 to the consolidated financial statements for a discussion of current litigation. Certain of these actions seek damages in significant amounts. In determining whether a loss accrual or disclosure in our consolidated financial statements is required, we consider, among other things, the degree to which we can make a reasonable estimate of the loss, the degree of probability of an unfavorable outcome, and the applicability of insurance coverage for a loss. The degree of probability and the loss related to a particular claim are typically estimated with the assistance of legal counsel.

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

Interest rate risk. Interest rate risk is managed through our debt portfolio of fixed- and variable-rate instruments including interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2006 than in 2005, there would be no material adverse impact on our results of operations or financial position. During 2005, had short-term market interest rates averaged 10% more than in 2004, there would have been no material adverse impact on our results of operations or financial position.

Equity price sensitivity. Our financial position is affected by changes in equity prices as a result of certain investments. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in the value of our equity security investments. If the market price of our investments in equity securities in 2006 were to fall by 10% below the level at the end of 2005, there would be no material adverse impact on our results of operations or financial position. During 2005, declines in the market price of our equity securities did not have a material adverse impact on our results of operations or financial position.

Foreign exchange risk. We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, Mexico, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. The primary purpose of our foreign currency hedging activities is to protect against foreign currency exchange risk from intercompany financing and trading transactions. We enter into foreign currency forward contracts and currency options with durations of generally less than 30 days to hedge such transactions. We have not entered into foreign currency forward contracts for speculative or trading purposes.

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2006 than in 2005, there would be no material adverse impact on our results of operations or financial position. During 2005, had foreign currency rates averaged 10% more than in 2004, there would have been no material adverse impact on our results of operations or financial position.

Accelerated Stock Repurchase. Pursuant to an accelerated share repurchase agreement entered into in February 2006, we are subject to equity price risk due to the repurchase of common stock through that program (see Part II, Item 5). At the end of the program, we are required to receive or pay a price adjustment based on the difference between the average price paid by Credit Suisse for our stock over the life of the program and the initial purchase price of $26.61 per share for 15 million shares. At our election, any payments we are required to make pursuant to the settlement of the forward contract could either be in cash or in shares of our common stock. Changes in the fair value of our common stock will impact the final settlement of the program. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of purchases.

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

EDS management assessed the effectiveness of EDS’ internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of EDS’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment and those criteria, management believes that EDS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

KPMG LLP, independent registered public accounting firm, who audited and reported on EDS’ consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Michael H. Jordan CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER March 8, 2006	Robert H. Swan EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Electronic Data Systems Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.

KPMG LLP

Dallas, Texas

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, and, during 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, and SFAS No. 143, Accounting for Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Data Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 8, 2006

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues	$19,757	$19,863	$19,758

Costs and expenses
Cost of revenues	17,422	18,224	18,261
Selling, general and administrative	1,819	1,571	1,577
Restructuring and other	(26)	170	175

Total costs and expenses	19,215	19,965	20,013

Operating income (loss)	542	(102)	(255)

Interest expense	(241)	(321)	(301)
Interest income and other, net	138	49	39

Other income (expense)	(103)	(272)	(262)

Income (loss) from continuing operations before income taxes	439	(374)	(517)
Provision (benefit) for income taxes	153	(103)	(205)

Income (loss) from continuing operations	286	(271)	(312)

Income (loss) from discontinued operations, net of income taxes	(136)	429	46

Income (loss) before cumulative effect of changes in accounting principles	150	158	(266)
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	—	(1,432)

Net income (loss)	$150	$158	$(1,698)

Basic earnings per share of common stock
Income (loss) from continuing operations	$0.55	$(0.54)	$(0.65)
Income (loss) from discontinued operations	(0.26)	0.86	0.09
Cumulative effect on prior years of changes in accounting principles	—	—	(2.99)

Net income (loss)	$0.29	$0.32	$(3.55)

Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.54	$(0.54)	$(0.65)
Income (loss) from discontinued operations	(0.26)	0.86	0.09
Cumulative effect on prior years of changes in accounting principles	—	—	(2.99)

Net income (loss)	$0.28	$0.32	$(3.55)

See accompanying notes to consolidated financial statements.

As discussed in Note 1, the Company adopted EITF 00-21 during 2003 on a cumulative basis as of January 1, 2003 resulting in a change in the Company’s method of recognizing revenue on long-term contracts, and SFAS No. 123R as of January 1, 2005 resulting in a change in the Company’s method of recognizing stock-based compensation to employees.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,899	$2,102
Marketable securities	1,321	1,453
Accounts receivable, net	3,311	3,161
Prepaids and other	848	874
Deferred income taxes	778	602
Assets held for sale	345	479

Total current assets	8,502	8,671

Property and equipment, net	1,967	2,181
Deferred contract costs, net	638	708
Investments and other assets	684	1,059
Goodwill	3,832	3,635
Other intangible assets, net	640	624
Deferred income taxes	824	866

Total assets	$17,087	$17,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$492	$472
Accrued liabilities	2,430	2,773
Deferred revenue	1,329	1,061
Income taxes	208	58
Current portion of long-term debt	314	658
Liabilities held for sale	275	267

Total current liabilities	5,048	5,289

Pension benefit liability	1,173	1,132
Long-term debt, less current portion	2,939	3,168
Minority interests and other long-term liabilities	415	715
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 2,000,000,000 shares; 526,199,617 and 522,748,596 shares issued at December 31, 2005 and 2004, respectively	5	5
Additional paid-in capital	2,682	2,433
Retained earnings	5,371	5,492
Accumulated other comprehensive loss	(367)	(59)
Treasury stock, at cost, 2,913,605 and 7,443,650 shares at December 31, 2005 and 2004, respectively	(179)	(431)

Total shareholders’ equity	7,512	7,440

Total liabilities and shareholders’ equity	$17,087	$17,744

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Share- holders’ Equity
	Shares Issued	Amount				Shares Held	Amount
Balance at December 31, 2002	496	$5	$901	$7,951	$(689)	19	$(1,146)	$7,022

Comprehensive loss:
Net loss	—	—	—	(1,698)	—	—	—	(1,698)
Currency translation adjustment	—	—	—	—	466	—	—	466
Unrealized losses on securities, net of tax effect of $(1), and reclassification adjustment	—	—	—	—	(3)	—	—	(3)
Change in minimum pension liability, net of tax effect of $61	—	—	—	—	95	—	—	95

Total comprehensive loss								(1,140)
Dividends	—	—	—	(287)	—	—	—	(287)
Stock award transactions	—	—	16	(154)	—	(4)	257	119

Balance at December 31, 2003	496	$5	$917	$5,812	$(131)	15	$(889)	$5,714

Comprehensive income:
Net income	—	—	—	158	—	—	—	158
Currency translation adjustment, net of tax effect of $75	—	—	—	—	256	—	—	256
Unrealized losses on securities, net of tax effect of $(3), and reclassification adjustment	—	—	—	—	(5)	—	—	(5)
Change in minimum pension liability, net of tax effect of $(101)	—	—	—	—	(179)	—	—	(179)

Total comprehensive income								230
Dividends	—	—	—	(200)	—	—	—	(200)
Issuance of common stock	27	—	1,601	—	—	—	—	1,601
Stock award transactions	—	—	(85)	(278)	—	(8)	458	95

Balance at December 31, 2004	523	$5	$2,433	$5,492	$(59)	7	$(431)	$7,440

Comprehensive loss:
Net income	—	—	—	150	—	—	—	150
Currency translation adjustment, net of tax effect of $(75)	—	—	—	—	(293)	—	—	(293)
Unrealized losses on securities, net of tax effect of $(3), and reclassification adjustment	—	—	—	—	(1)	—	—	(1)
Change in minimum pension liability, net of tax effect of $(17)	—	—	—	—	(14)	—	—	(14)

Total comprehensive loss								(158)
Dividends	—	—	—	(105)	—	—	—	(105)
Stock award transactions	3	—	249	(166)	—	(4)	252	335

Balance at December 31, 2005	526	$5	$2,682	$5,371	$(367)	3	$(179)	$7,512

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$150	$158	$(1,698)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,456	1,974	2,529
Deferred compensation	224	42	62
Cumulative effect on prior years of changes in accounting principles	—	—	1,432
Other long-lived asset write-downs	164	537	36
Other (including pre-tax gains on sales of businesses of $844 and $131 in 2004 and 2003, respectively	8	(859)	(116)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(310)	97	440
Prepaids and other	20	153	(90)
Deferred contract costs	(161)	(126)	(540)
Accounts payable and accrued liabilities	(207)	(466)	31
Deferred revenue	299	(51)	(116)
Income taxes	(347)	(181)	(475)

Total adjustments	1,146	1,120	3,193

Net cash provided by operating activities	1,296	1,278	1,495

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	1,434	956	548
Proceeds from investments and other assets	310	68	43
Net proceeds from divested assets and non-marketable equity securities	160	2,129	233
Net proceeds from real estate sales	178	—	—
Payments for purchases of property and equipment	(718)	(666)	(703)
Payments for investments and other assets	(27)	(556)	(25)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(552)	(78)	11
Payments for purchases of software and other intangibles	(300)	(302)	(494)
Payments for purchases of marketable securities	(1,311)	(2,337)	(447)
Other	29	28	25

Net cash used in investing activities	(797)	(758)	(809)

Cash Flows from Financing Activities
Proceeds from long-term debt	5	6	1,869
Payments on long-term debt	(560)	(561)	(1,312)
Net decrease in borrowings with original maturities less than 90 days	—	—	(235)
Capital lease payments	(149)	(167)	(120)
Proceeds from issuance of common stock	—	198	—
Employee stock transactions	107	76	47
Dividends paid	(105)	(200)	(287)
Other	21	(15)	(33)

Net cash used in financing activities	(681)	(663)	(71)

Effect of exchange rate changes on cash and cash equivalents	(21)	48	(60)

Net increase (decrease) in cash and cash equivalents	(203)	(95)	555
Cash and cash equivalents at beginning of year	2,102	2,197	1,642

Cash and cash equivalents at end of year	$1,899	$2,102	$2,197

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of traditional information technology (“IT”) outsourcing, business process outsourcing and solutions consulting services. The Company also provided management consulting services through its A.T. Kearney subsidiary which was sold in January 2006 (see Note 20). Services include the design, construction or management of computer networks, information systems, information processing facilities and business processes. As used herein, the terms “EDS” and the “Company” refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

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

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and stock purchase contracts and the issuance of shares in respect of restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Basic earnings per share of common stock:
Weighted-average common shares outstanding	519	501	479
Effect of dilutive securities (Note 11):
Restricted stock units	2	—	—
Stock options	5	—	—

Diluted earnings per share of common stock:
Weighted-average common and common equivalent shares outstanding	526	501	479

In the computation of diluted earnings per share for 2004 and 2003, all common stock options, restricted stock units, the assumed conversion of convertible debt and the effect of forward purchase contracts were excluded because their inclusion would have been antidilutive. Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Common stock options	42	75	58
Restricted stock units	—	7	2
Convertible debt and forward purchase contracts	20	28	36

Accounting Changes

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2005, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $160 million ($110 million net of tax) for the year ended December 31, 2005. Compensation expense presented in the 2005 consolidated statement of operations includes $94 million in cost of revenues, $40 million in selling, general and administrative, and $26 million in income (loss) from discontinued operations.

Prior to January 1, 2005, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the EDS Stock Purchase Plan or Nonqualified Stock Purchase Plan.

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the year ended December 31, 2005 (in millions, except per share amounts):

	2004	2003
Net income (loss):
As reported	$158	$(1,698)
Stock-based compensation costs included in reported net income (loss), net of related tax effects	27	40
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(165)	(209)

Pro forma	$20	$(1,867)

Basic earnings per share of common stock:
As reported	$0.32	$(3.55)
Pro forma	0.04	(3.90)
Diluted earnings per share of common stock:
As reported	$0.32	$(3.55)
Pro forma	0.04	(3.90)

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

During the years ended December 31, 2005, 2004 and 2003, the Company recognized revenues of approximately $250 million, $360 million and $345 million, respectively, which had been recognized prior to January 1, 2003 and reversed in the cumulative effect adjustment recognized upon adoption of EITF 00-21. These amounts were estimated as the amount for which unbilled revenue would have been reduced in those periods for those contracts impacted by the cumulative adjustment based on the most recent percentage-of-completion models prepared for each contract during 2003. Such revenues have been offset by deferred cost amortization and charges recognized by the Company since January 1, 2003 associated with costs that had been recognized prior to January 1, 2003 and deferred in the cumulative effect adjustment.

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

Accounts Receivable

Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties, or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Accounts receivable are shown net of allowances of $69 million and $114 million at December 31, 2005 and 2004, respectively.

Marketable Securities

Marketable securities at December 31, 2005 and 2004 consist of government and agency obligations, corporate debt and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of other comprehensive income (loss), net of tax, in shareholders’ equity until realized.

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

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Reporting units are the geographic components of its reportable segments that share similar economic characteristics. The fair value of a reporting unit is estimated using the Company’s projections of discounted future operating cash flows of the unit. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. A reporting unit whose fair value is less than its carrying value requires a second step to determine whether the goodwill allocated to the unit is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of a reporting unit’s goodwill is determined by allocating the fair value of the entire reporting unit to the assets and liabilities of that unit, including any unrecognized intangible assets, based on fair value. The excess of the fair value of the entire reporting unit over the amounts allocated to the identifiable assets and liabilities of the unit is the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified. As this impairment test is based on the Company’s assessment of the fair value of its reporting units, future changes to these estimates could also cause an impairment of a portion of the Company’s goodwill balance.

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

Purchased or licensed software not subject to a subscription agreement is capitalized and amortized on a straight-line basis, generally over two to five years. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Purchased software and certain development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Estimated useful lives of software products to be sold, leased or otherwise marketed range from three to seven years. Software development costs incurred to meet the Company’s internal needs are capitalized and amortized on a straight-line basis over three to five years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are executory contracts and expensed ratably over the subscription term.

Sales of Financial Assets

The Company accounts for the sale of financial assets when control over the financial asset is relinquished. No financial assets were sold by the Company during 2005. The Company sold $51 million and $668 million of financial assets, primarily lease receivables, during 2004 and 2003, respectively. In most cases, the Company sold lease receivables to a legally isolated securitization trust. If a trust is not used, the receivables are sold to an independent substantive financial institution. None of these transactions resulted in any significant gain or loss, or servicing asset or servicing liability.

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

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an amount of deferred costs is recognized as expense so that cumulative profit equals zero. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Service is completed and the final milestone met, all unrecognized costs, milestone billings, and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

If a contract involves the provision of multiple service elements, total estimated contract revenue is allocated to each element based on the relative fair value of each element. The amount of revenue allocated to each element is limited to the amount that is not contingent upon the delivery of another element in the future. Revenue is then recognized for each element as described above for single-element contracts, except revenue recognized on a straight-line basis for a non-Construct Service will not exceed amounts currently billable unless the excess revenue is recoverable from the client upon any contract termination event. If the amount of revenue allocated to a Construct Service is less than its relative fair value, costs to deliver such service equal to the difference between allocated revenue and the relative fair value are deferred and amortized over the contract term. If total Construct Service costs are estimated to exceed the relative fair value for the Construct Service contained in a multiple-element arrangement, then a provision for the estimated loss is made in the period in which the loss first becomes apparent. If fair value is not determinable for all elements, the contract is treated as one accounting unit and revenue is recognized using the proportional performance method.

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

Deferred revenue of $1,329 million and $1,061 million at December 31, 2005 and 2004, respectively, represented billings in excess of amounts earned on certain contracts.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are not included in determining net income (loss), but are reflected in the comprehensive income (loss) component of shareholders’ equity. Cumulative currency translation adjustment gains (losses) included in shareholders’ equity were $189 million, $482 million (net of deferred tax of $75 million) and $226 million at December 31, 2005, 2004 and 2003, respectively. Net currency transaction gains (losses), net of income taxes, are included in determining net income (loss) and were $4 million, $(13) million and $(32) million, respectively, for the years ended December 31, 2005, 2004 and 2003.

Financial Instruments and Risk Management

Following is a summary of the carrying amounts and fair values of the Company’s significant financial instruments at December 31, 2005 and 2004 (in millions):

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale marketable securities (Note 2)	$1,321	$1,321	$1,453	$1,453
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 5)	23	23	15	15
Long-term debt (Note 8)	(3,253)	(3,351)	(3,826)	(4,025)
Foreign currency forward contracts, net liability	(5)	(5)	(19)	(19)
Interest rate swap agreements, net liability	(70)	(70)	(37)	(37)

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

Foreign Currency Risk

The Company has significant international sales and purchase transactions in foreign currencies. The Company hedges forecasted and actual foreign currency risk with purchased currency options and forward contracts that expire generally within 30 days. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in other income (expense). The Company’s currency hedging activities are focused on exchange rate movements, primarily in Canada, Mexico, the United Kingdom, Western European countries that use the euro as a common currency, Australia and New Zealand. At December 31, 2005 and 2004, the Company had forward exchange contracts to purchase various foreign currencies in the amount of $1.9 billion and $1.9 billion, respectively, and to sell various foreign currencies in the amount of $1.2 billion and $1.5 billion, respectively.

Securities Price Risk

The Company has used derivative instruments to eliminate or reduce market price risk associated with strategic equity investments. Securities selected for hedging are determined after considering market conditions, up-front hedging costs and other relevant factors. Once established, hedges are generally not removed until maturity. The Company was not party to any such instruments at December 31, 2005.

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

The Company had interest rate swap fair value hedges outstanding in the notional amount of $1.8 billion in connection with its long-term notes payable at December 31, 2005 and 2004 (see Note 8). Under the swaps, the Company receives fixed rates ranging from 6.0% to 7.125% and pays floating rates tied to the London Interbank Offering Rate (“LIBOR”). The weighted-average floating rates were 6.39% and 4.40% at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company had $700 million of swaps and related debt which contained the same critical terms. Accordingly, no gain or loss relating to the change in fair value of the swap and related hedged item was recognized in earnings. At December 31, 2005 and 2004, $1.1 billion of the interest rate swaps contained different terms than the related underlying debt. Accordingly, the Company recognized in earnings the change in fair value of the interest rate swap and underlying debt which amounted to gains of $5.5 million and $1.5 million during 2005 and 2004, respectively. Such gains are included in interest expense and other, net in the accompanying consolidated statements of operations.

Comprehensive Income (Loss) and Shareholders’ Equity

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2005, 2004 and 2003, reclassifications from accumulated other comprehensive loss to net income (loss) of net gains (losses) recognized on marketable security transactions were $(3) million, $1 million and $4 million, net of the related tax expense (benefit) of $(1) million, $0.4 million and $1 million, respectively.

Following is a summary of changes within each classification of accumulated other comprehensive loss for the years ended December 31, 2005 and 2004 (in millions):

	Cumulative Translation Adjustments	Unrealized Gains (Losses) on Securities	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$226	$2	$(359)	$(131)
Change	256	(5)	(179)	72

Balance at December 31, 2004	482	(3)	(538)	(59)
Change	(293)	(1)	(14)	(308)

Balance at December 31, 2005	$189	$(4)	$(552)	$(367)

In connection with its employee stock incentive plans, the Company issued 4.5 million, 7.6 million and 3.7 million shares of treasury stock at a cost of $252 million, $458 million and $257 million during 2005, 2004 and 2003, respectively. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $166 million, $278 million and $154 million in the consolidated statements of shareholders’ equity and comprehensive income (loss) during 2005, 2004 and 2003, respectively.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for Construct Service elements, projected cash flows associated with recoverability of deferred contract costs, contract concessions and long-lived assets, liabilities associated with pensions and performance guarantees, receivables collectibility, and loss accruals for litigation, exclusive of legal fees which are expensed as services are received. It is reasonably possible that events and circumstances could occur in the near term that would cause such estimates to change in a manner that would be material to the consolidated financial statements.

Concentration of Credit Risk

Accounts receivable, net, from General Motors (“GM”) and its affiliates totaled $256 million and $292 million as of December 31, 2005 and 2004, respectively. In addition, the Company has several large contracts with major U.S. and foreign corporations, each of which may result in the Company carrying a receivable balance between $50 million and $100 million at any point in time. At December 31, 2005 and 2004, the Company had net operating receivables of $162 million and $152 million, respectively, and investments in leveraged leases of $55 million and $99 million, respectively, associated with travel-related industry clients, primarily airlines. Other than operating receivables from GM and aforementioned contracts, concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of clients forming the Company’s client base and their dispersion across different industries and geographic areas.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

Reclassifications

The Company purchases assets to be sold in sales-type lease transactions under certain contracts with customers and occasionally sells lease receivables associated with these transactions to third parties. Payments for assets to be sold to customers under sales-type leases and proceeds from associated lease receivables related to these transactions were reported as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows in previous periods. During 2005, the Company began to report cash flows related to these transactions as changes in prepaid and other assets in the operating section of the statement of cash flows in accordance with guidance recently issued by the SEC. Cash flows associated with reacquired sales-type lease receivables and their subsequent collection continue to be classified as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows. The respective amounts contained in the consolidated statements of cash flows for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

Certain other reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation, including reclassification of balances associated with discontinued operations.

NOTE 2:	MARKETABLE SECURITIES

Following is a summary of current available-for-sale marketable securities at December 31, 2005 and 2004 (in millions):

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$192	$—	$(1)	$191
Obligations of states and political subdivisions	19	—	—	19
Corporate debt securities	319	—	(2)	317
Mortgage-backed securities	306	—	(4)	302
Asset-backed securities	454	—	(4)	450

Total debt securities	1,290	—	(11)	1,279
Equity securities	43	—	(1)	42

Total current available-for-sale securities	$1,333	$—	$(12)	$1,321

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$226	$—	$—	$226
Obligations of states and political subdivisions	12	—	—	12
Corporate debt securities	359	—	(1)	358
Mortgage-backed securities	381	—	(2)	379
Asset-backed securities	438	—	(3)	435

Total debt securities	1,416	—	(6)	1,410
Equity securities	42	1	—	43

Total current available-for-sale securities	$1,458	$1	$(6)	$1,453

The amortized cost and estimated fair value of current available-for-sale debt securities at December 31, 2005, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Debt securities:
Due in one year or less	$257	$256
Due after one year through five years	258	256
Due after five years through ten years	2	2
Due after ten years	13	13
Mortgage-backed securities	306	302
Asset-backed securities	454	450

Total debt securities	$1,290	$1,279

Following is a summary of sales of available-for-sale securities for the years ended December 31, 2005, 2004 and 2003 (in millions). Specific identification was used to determine cost in computing realized gain or loss.

	2005	2004	2003
Proceeds from sales	$1,434	$956	$548
Gross realized gains	1	3	3
Gross realized losses	(8)	(4)	(3)

NOTE 3:	PROPERTY AND EQUIPMENT

Following is a summary of property and equipment at December 31, 2005 and 2004 (in millions):

	2005	2004
Land	$86	$118
Buildings and facilities	1,599	1,792
Computer equipment	4,620	4,938
Other equipment and furniture	424	440

Subtotal	6,729	7,288
Less accumulated depreciation	(4,762)	(5,107)

Total	$1,967	$2,181

During 2005, the Company sold sixteen domestic and international real estate properties in connection with its efforts to improve its cost competitiveness and enhance workplace capacity usage. Net proceeds from the sale were $178 million. Fourteen properties involved in the sale have been leased back by the Company for various extended periods. A deferred net gain of $14 million has been allocated to the various leased properties and will be recognized by the Company over the respective term of each lease. The Company recognized a net gain of $3 million on the sale of the remaining properties which is included in other income in the 2005 consolidated statement of operations.

The Company recorded a non-cash impairment charge of $375 million in 2004 to write-down long-lived assets used on the Company’s Navy Marine Corps Intranet (“NMCI”) contract to estimated fair value. The impairment charge is reported as a component of cost of revenues in the consolidated statement of operations and is reflected in the results of the NMCI segment. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during 2004. Such events include the failure to meet seat cutover schedules, a revision of the timeline for meeting performance service levels contained in a contract amendment signed September 30, 2004, a deceleration in customer satisfaction improvement rates, and delays in signing certain anticipated contract modifications and additions. Remaining long-lived assets and lease receivables associated with the contract totaled approximately $240 million and $408 million, respectively, at December 31, 2005.

The Company had a significant commercial contract under which it provided various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract experienced delays in its development and construction phases, and milestones in the contract had been missed. Throughout the contract period, the Company negotiated with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, the Company and the client reached an agreement to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party’s outstanding claims. During 2004, the Company recognized impairment charges of $128 million to write-down certain assets to fair value. In addition, the Company recognized $14 million of shutdown costs during 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. All of the aforementioned amounts associated with this contract are included in cost of revenues in the consolidated statements of operations and are reflected in the results of the Outsourcing segment.

NOTE 4:	DEFERRED CONTRACT COSTS

The Company defers certain costs relating to construction and set-up activities on client contracts. Following is a summary of deferred costs for the years ended December 31, 2005 and 2004 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Balance at December 31, 2003	$1,528	$(658)	$870
Additions	126	(298)	(172)
Other	158	(148)	10

Balance at December 31, 2004	1,812	(1,104)	708
Additions	161	(138)	23
Other	(56)	(37)	(93)

Balance at December 31, 2005	$1,917	$(1,279)	$638

During 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management’s judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract’s deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract’s deferred contract costs. The impairment charge is reported as a component of cost of revenues in the 2005 consolidated statement of operations and is included in the results of the Outsourcing segment. Remaining long-lived assets associated with this contract totaled $143 million at December 31, 2005. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract’s service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

The “other” line item in the table above includes asset write-downs, including the write-off associated with a commercial contract in 2005 referred to above, and changes associated with foreign currency translation adjustments. Estimated amortization expense related to deferred costs at December 31, 2005 for each of the years in the five-year period ending December 31, 2010 and thereafter is (in millions): 2006 – $211; 2007 – $121; 2008 – $96; 2009 – $77; 2010 – $51; and thereafter – $82.

NOTE 5:	INVESTMENTS AND OTHER ASSETS

Following is a summary of investments and other assets at December 31, 2005 and 2004 (in millions):

	2005	2004
Lease contracts receivable (net of principal and interest on non-recourse debt)	$52	$58
Estimated residual values of leased assets (not guaranteed)	22	22
Unearned income, including deferred investment tax credits	(25)	(29)

Total investment in leveraged leases (excluding deferred taxes of $18 million at December 31, 2005 and 2004)	49	51
Leveraged lease partnership investment	55	99
Investments in equipment for lease	182	411
Investments in joint ventures and partnerships	58	50
Deferred pension costs	72	59
Other	268	389

Total	$684	$1,059

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company’s investment in leveraged leases is comprised of a fiber optic equipment leveraged lease with a subsidiary of MCI signed in 1988. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. All non-recourse borrowings have been satisfied in relation to these leases.

The Company holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. During 2005, the Company recorded write-downs of its investment in the partnership due to uncertainties regarding the recoverability of the partnership’s investments in aircraft leased to Delta Air Lines which filed for bankruptcy on September 14, 2005, and the proposed sale of certain lease investments in the partnership. These write-downs were partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. These write-downs total $35 million and are reflected in other income (expense) in the Company’s 2005 consolidated statement of operations. During 2004, the Company recorded a write-down of $34 million of its investment in the partnership due to a reduction in the expected cash flows from the partnership. This reduction included a renegotiation of leases with a U.S. airline. These write-downs are reflected in other income (expense) in the Company’s 2004 consolidated statement of operations. The carrying amount of the Company’s remaining equity interest in the partnership was $55 million at December 31, 2005. The partnership’s remaining leveraged lease investments, subsequent to the proposed sale, will include leases with American Airlines and one international airline. The Company’s ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $35 million at December 31, 2005 and 2004. The Company recognized impairment losses totaling $1 million in 2005 and 2004 due to other than temporary declines in the fair values of certain non-marketable equity securities. These losses are reflected in other income (expense) in the Company’s consolidated statements of operations.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. The net investment in leased equipment associated with the NMCI contract was $408 million and $717 million at December 31, 2005 and 2004, respectively. Future minimum lease payments to be received under the NMCI contract were $358 million at December 31, 2005. In addition, the unguaranteed residual values accruing to the Company were $78 million, and unearned interest income related to these leases was $28 million at December 31, 2005. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received at December 31, 2005 were as follows: 2006 – $250 million; 2007 – $108 million.

NOTE 6:	GOODWILL AND OTHER INTANGIBLE ASSETS

Following is a summary of changes in the carrying amount of goodwill for the Outsourcing segment for the years ended December 31, 2005 and 2004 (in millions):

Outsourcing
Balance at December 31, 2003	$3,448
Additions	54
Deletions	(11)
Other	144

Balance at December 31, 2004	3,635
Additions	416
Deletions	(45)
Other	(174)

Balance at December 31, 2005	$3,832

Goodwill additions resulted from acquisitions completed in 2005 and 2004 (see Note 16) and include adjustments to the preliminary purchase price allocations. Goodwill deletions resulted from divestitures completed in 2005 and 2004 (see Notes 17 and 19). Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments. The Company conducted its annual goodwill impairment tests as of December 1, 2005 and 2004. No impairment losses were identified as a result of these tests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. All of the Company’s intangible assets at December 31, 2005 and 2004 had definite useful lives. Following is a summary of intangible assets at December 31, 2005 and 2004 (in millions):

	2005
	Gross Carrying Amount	Accumulated Amortization	Total
Software	$2,101	$(1,665)	$436
Customer accounts	192	(90)	102
Other	393	(291)	102

Total	$2,686	$(2,046)	$640

	2004
	Gross Carrying Amount	Accumulated Amortization	Total
Software	$2,093	$(1,662)	$431
Customer accounts	294	(174)	120
Other	300	(227)	73

Total	$2,687	$(2,063)	$624

Amortization expense related to intangible assets, including amounts pertaining to discontinued operations, was $445 million and $591 million for the years ended December 31, 2005 and 2004, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2005 for each of the years in the five-year period ending December 31, 2010 and thereafter is (in millions): 2006 – $317; 2007 – $171; 2008 – $72; 2009 – $22; 2010 – $14; and thereafter – $44.

NOTE 7:	ACCRUED LIABILITIES

Following is a summary of accrued liabilities at December 31, 2005 and 2004 (in millions):

	2005	2004
Accrued liabilities relating to:
Contracts	$609	$789
Payroll	694	565
Restructuring activities	66	208
Property, sales and franchise taxes	266	363
Other	795	848

Total	$2,430	$2,773

NOTE 8:	LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2005 and 2004 (in millions):

	2005		2004
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Senior notes due 2013	$1,087	6.50%	$1,085	6.50%
Senior notes due 2009	700	7.12%	700	7.12%
Convertible notes due 2023	690	3.88%	690	3.88%
Notes payable due 2006 to 2029	497	7.01%	1,047	6.93%
Other, including capital lease obligations	279	—	304	—

Total	3,253		3,826
Less current portion of long-term debt	(314)		(658)

Long-term debt	$2,939		$3,168

In June 2003, the Company completed a private offering of $1.1 billion aggregate principal amount of 6.0% unsecured Senior Notes due 2013. Interest on the notes is payable semiannually. In the event the credit ratings assigned to the notes fall to below the Baa3 rating of Moody’s or the rating BBB– of S&P, the interest rate payable on the notes will be increased to 6.5%. On July 15, 2004, Moody’s lowered the Company’s long-term credit rating to Ba1 from Baa3. As a result of Moody’s rating action, the interest rate payable on $1.1 billion of the Company’s senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in the Company’s credit rating will not affect this rate. However, in the event the Company’s credit rating is subsequently increased to Baa3 or above by Moody’s and its S&P credit rating remains at or above BBB–, this rate will return to 6.0%. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swaps with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month LIBOR (4.70% at December 31, 2005) plus 2.275% to 2.494%. These interest rate swaps are accounted for as fair value hedges (see Note 1).

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

c) during any period in which the credit ratings assigned to the notes by either Moody’s or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018, or upon a fundamental change in the Company’s ownership, control or the marketability of the Company’s common stock prior to July 15, 2010.

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

In December 2002, EDS Information Services, LLC, a wholly owned subsidiary of EDS, contributed to the capital of and sold certain trade receivables to Legacy Receivables, LLC, a limited liability company of which it is the sole member (the “LLC”), which then entered into a $500 million revolving secured financing arrangement collateralized by those trade receivables. The secured A/R facility was reduced to $400 million during 2003. There were no amounts outstanding under this facility at December 31, 2004. During 2005, the Company elected to terminate this facility.

During September 2004, the Company entered into a $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement with a bank group including Citibank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent. The facility replaced the Company’s five year $550 million revolving credit facility, which expired in September 2004. The new facility may be used for general corporate borrowing purposes and the issuance of letters of credit. The aggregate availability under the new facility, together with the Company’s $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003, is $1.0 billion. There were no amounts outstanding under either of these facilities at December 31, 2005 and 2004. The Company had issued letters of credit totaling $160 million under the $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement at December 31, 2005. The new facility includes financial and other covenants of the general nature contained in the facility it replaced, and the $450 million Three-Year Multi Currency Revolving Credit Agreement was amended and restated to include financial and other terms similar to the new facility. The Company pays annual commitment fees of 0.35% of the $450 million facility and 0.30% of the $550 million facility.

The Company’s unsecured credit facilities and the indentures governing its long-term notes contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict the Company’s ability to borrow thereunder, in the event of noncompliance. The financial covenants of the Company’s unsecured credit facilities were modified in September 2004 with the renewal of its $550 million credit facility discussed above, and include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. The leverage ratio requirement limits the Company’s leverage ratio to not exceed 2.25-to-1 from July 2005 through December 2005, and 2.00-to-1 thereafter. The fixed charge coverage covenant requires the Company to maintain a fixed charge ratio of no less than 1.15-to-1 from July 2005 through December 2005, and 1.25-to-1 thereafter. The Company was in compliance with all covenants at December 31, 2005.

In addition to compliance with these financial covenants, it is a condition to the Company’s ability to borrow under its unsecured credit facilities that its representations and warranties under those facilities, including among others its representation regarding no material adverse change in its business, be true and correct as of the date of the borrowing. The Company’s unsecured credit facilities, the indentures governing its long-term notes and certain other debt instruments also contain cross-default provisions with respect to a default in any payment under, or resulting in the acceleration of, indebtedness greater than $50 million.

Expected maturities of long-term debt for years subsequent to December 31, 2005 are as follows (in millions):

2006	$314
2007	82
2008	53
2009	733
2010	698
Thereafter	1,373

Total	$3,253

NOTE 9:	MINORITY INTERESTS AND OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $337 million and $531 million at December 31, 2005 and 2004, respectively. Other long-term liabilities include liabilities related to the Company’s purchased or licensed software, tax liabilities and interest rate swap agreements. Minority interests were $78 million and $184 million at December 31, 2005 and 2004, respectively. The decrease in minority interests in 2005 was primarily due to the Company’s purchase of the outstanding minority interest in its Australian subsidiary (see Note 16).

NOTE 10:	INCOME TAXES

Following is a summary of income tax expense for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Income (loss) from continuing operations	$153	$(103)	$(205)
Income (loss) from discontinued operations	(38)	329	66
Cumulative effect on prior years of changes in accounting principles	—	—	(829)
Shareholders’ equity	(101)	(20)	68

Total	$14	$206	$(900)

Following is a summary of the provision (benefit) for income taxes on income (loss) from continuing operations for the years ended December 31, 2005, 2004 and 2003 (in millions):

	United States
	Federal	State	Non-U.S.	Total
2005
Current	$127	$13	$87	$227
Deferred	(233)	(29)	188	(74)

Total	$(106)	$(16)	$275	$153

2004
Current	$(377)	$2	$145	$(230)
Deferred	31	(7)	103	127

Total	$(346)	$(5)	$248	$(103)

2003
Current	$72	$13	$(193)	$(108)
Deferred	(339)	(71)	313	(97)

Total	$(267)	$(58)	$120	$(205)

Following is a summary of the components of income (loss) from continuing operations before income taxes for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
U.S. income	$(170)	$(814)	$(782)
Non-U.S. income	609	440	265

Total	$439	$(374)	$(517)

Following is a reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to actual income tax expense for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Statutory federal income tax	$154	$(131)	$(181)
State income tax, net	(10)	(3)	(30)
Foreign losses	75	64	43
Research tax credits	(54)	(45)	(46)
Other	(12)	12	9

Total	$153	$(103)	$(205)

Effective income tax rate	34.9%	27.5%	39.7%

Following is a summary of the tax effects of significant types of temporary differences and carryforwards which result in deferred tax assets and liabilities as of December 31, 2005 and 2004 (in millions):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$—	$178	$—	$186
Other accrual accounting differences	429	21	423	19
Employee benefit plans	337	18	309	33
Depreciation/amortization differences	337	257	365	270
Net operating loss and tax credit carryforwards	996	—	876	—
Employee-related compensation	233	—	215	—
Other	294	269	271	250

Subtotal	2,626	743	2,459	758
Less valuation allowances	(281)	—	(233)	—

Total deferred taxes	$2,345	$743	$2,226	$758

The net changes in the valuation allowances for the years ended December 31, 2005 and 2004 were increases of $48 million and $87 million, respectively. Of the net change in 2005, $92 million was an increase in valuation allowances for prior years’ losses incurred in certain foreign tax jurisdictions, which increased current year income tax expense from continuing operations. The remaining change in the valuation allowance in 2005 was primarily due to the sale of A.T. Kearney in January 2006 (see Notes 17 and 20) and foreign currency translation adjustments. Approximately one-half of the Company’s net operating loss and tax carryforwards expire over various periods from 2006 through 2025, and the remainder are unlimited.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not it will realize the benefits of the deductible differences, net of existing valuation allowances at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

U.S. income taxes have not been provided for $587 million of undistributed earnings of certain foreign subsidiaries, as such earnings have been permanently reinvested in the business. As of December 31, 2005, the unrecognized deferred tax liability associated with these earnings amounted to approximately $86 million.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company determined that the incremental cost of the repatriation did not produce a corresponding economic benefit, and as a result, it did not make a repatriation under this provision.

NOTE 11:	STOCK PURCHASE AND INCENTIVE PLANS

Stock Purchase Plan

Under the Stock Purchase Plan, eligible employees may purchase EDS common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year in market value. Shares of EDS common stock purchased under the plan may not be sold or transferred within one year of the date of purchase. The number of shares originally authorized for issuance under this plan is 57.5 million. Total compensation expense recognized under this plan was $6 million during the year ended December 31, 2005. See Note 1 for pro forma expense associated with stock-based incentive compensation for the years ended December 31, 2004 and 2003.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are “broad-based” plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of December 31, 2005, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of December 31, 2005, no shares were available for future issuance under these plans.

Incentive Plan

The Incentive Plan is authorized to issue up to 136.5 million shares of common stock. The Incentive Plan permits the granting of stock-based awards in the form of stock grants, restricted shares, restricted stock units, stock options or stock appreciation rights to eligible employees and non-employee directors. A restricted stock unit is the right to receive shares. The exercise price for stock options granted under this plan must be equal to or greater than the fair market value on the date of the grant.

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

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS 123R. The Company uses historical data to estimate the expected volatility for the term of new options and the outstanding period of the option for separate groups of employees that have similar historical exercise behavior. The risk-free rate used to estimate fair value is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair values of options granted were $10.46, $8.60 and $4.70 for the years ended December 31, 2005, 2004 and 2003, respectively. The fair value of each option was estimated at the date of grant, with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003, respectively: dividend yields of 1.0%, 2.9% and 3.6%; expected volatility of 60.3%, 61.7% and 45.9%; risk-free interest rate of 4.1%, 2.7% and 2.7%; and

expected lives of 5.0 years, 4.8 years and 4.2 years. The total intrinsic value of options exercised during the years ended December 31, 2005, and 2004 were $23 million and $13 million, respectively, resulting in tax deductions of $8 million and $5 million, respectively. No options were exercised during the year ended December 31, 2003. During 2005, the Company issued new shares and utilized treasury shares to satisfy share option exercises and the vesting of restricted share awards. The Company plans to utilize treasury shares acquired under the repurchase program authorized in February 2006 to satisfy future share option exercises and the vesting of restricted share awards (see Note 20).

Following is a summary of options activity under the Company’s various stock-based incentive compensation plans during the years ended December 31, 2005, 2004 and 2003:

	Shares (millions)	Weighted- Average Exercise Price
Fixed options:
Outstanding at December 31, 2002	73.9	$53
Granted	22.5	17
Exercised	—	—
Forfeited and expired	(46.1)	52

Outstanding at December 31, 2003	50.3	38
Granted	33.7	20
Exercised	(2.9)	16
Forfeited and expired	(10.2)	34

Outstanding at December 31, 2004	70.9	31
Granted	1.5	20
Exercised	(4.7)	17
Forfeited and expired	(15.8)	51

Outstanding at December 31, 2005	51.9	26

Exercisable	26.0	29

At December 31, 2005, the weighted-average remaining contractual terms of outstanding and exercisable options were 5.2 years and 4.0 years, respectively, and the aggregate intrinsic values of these options were $211 million and $99 million, respectively. Total compensation expense recognized for stock options was $154 million during the year ended December 31, 2005. See Note 1 for pro forma expense associated with stock-based incentive compensation, including stock options for the years ended December 31, 2004 and 2003. As of December 31, 2005, there was approximately $136 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 1.6 years.

Certain stock option grants contain market conditions that accelerate vesting if the Company’s stock reaches target prices. At December 31, 2005, approximately 3.3 million, 4.3 million and 4.3 million options were outstanding that will become exercisable if the price of the Company’s stock at the close of the trading day is above $24.31, $24.93 and $28.76 per share, respectively, for ten consecutive trading days (see Note 20).

Restricted Stock Units

The Company began using restricted stock units as its primary stock-based incentive compensation in March 2005. Prior to such time, stock options were primarily used for stock-based incentive compensation. Restricted stock units granted are generally scheduled to vest over periods of three to ten years. The March 31, 2005 grant consisted of performance-vesting restricted stock units. The number of awards that vest is dependent upon the Company’s performance over a three-year period with vesting thereafter.

The fair value of each restricted stock unit is generally the market price of the Company’s stock on the date of grant. However, if the shares have a mandatory holding period after the date of vesting, a discount is provided based on the length of the holding period. A discount was applied in determining the fair value of all restricted stock unit awards to adjust for the present value of foregone dividends during the period the award is outstanding and unvested. An additional discount of 15% was applied in determining the fair value of all units subject to transfer restrictions for a one-year period following vesting. This transferability discount was derived based on the value of a one-year average-strike lookback put option.

Following is a summary of the status of the Company’s nonvested restricted stock units as of December 31, 2005, and changes during the years ended December 31, 2005, 2004 and 2003:

	Shares (millions)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units:
Nonvested at December 31, 2002	5.7	$43
Granted	1.0	19
Vested	(1.5)	42
Forfeited	(0.4)	42

Nonvested at December 31, 2003	4.8	38
Granted	1.2	22
Vested	(2.1)	38
Forfeited	(0.4)	41

Nonvested at December 31, 2004	3.5	33
Granted	7.3	19
Vested	(1.5)	34
Forfeited	(0.4)	18

Nonvested at December 31, 2005	8.9	22

As of December 31, 2005, there was approximately $115 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 2.2 years. Total compensation expense for restricted stock units was $64 million ($42 million net of tax), $42 million ($27 million net of tax) and $62 million ($40 million net of tax), respectively, for the years ended December 31, 2005, 2004 and 2003. The aggregate fair value of shares vested during the years ended December 31, 2005, 2004 and 2003 were $33 million, $41 million and $26 million, respectively, at the date of vesting, resulting in tax deductions to realize benefits of $12 million, $14 million and $9 million, respectively, as compared to aggregate fair values of $52 million, $80 million and $59 million, respectively, on the dates of their grants.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company’s general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. No employer contributions were made to the plan during the year ended December 31, 2005. Employer contributions to the plan during the years ended December 31, 2004 and 2003 were 37 thousand and 584 thousand shares, respectively.

NOTE 12:	SEGMENT INFORMATION

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The Company adjusts its fixed currency exchange rates if and when the statutory rate differs significantly from the fixed rate to better align the two rates. Prior period segment information presented below has been restated to reflect a change in the fixed exchange rates of certain non-U.S. currencies and other segment attribute changes in 2005. Total segment assets and depreciation and amortization expense as of and for the year ended December 31, 2003 is not readily available under the current reporting structure and has been estimated to conform with the 2005 and 2004 presentation. The “all other” category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Operating segments that have similar economic and other characteristics have been aggregated to form the Company’s reportable segments. The accompanying segment information excludes the net results of A.T. Kearney which are included in discontinued operations in the consolidated statements of operations (see Note 17).

Following is a summary of certain financial information by reportable segment, including components of the Outsourcing segment, as of and for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005
	Revenues	Operating Income (Loss)	Total Assets
Americas	$9,239	$1,433	$4,283
EMEA	5,935	819	3,558
Asia Pacific	1,377	103	529
U.S. Government	2,025	375	519
Other	1	(752)	1,307

Total Outsourcing	18,577	1,978	10,196
NMCI	817	(75)	922
All other	363	(1,361)	5,969

Total	$19,757	$542	$17,087

	2004
	Revenues	Operating Income (Loss)	Total Assets
Americas	$9,251	$1,113	$3,783
EMEA	6,247	911	3,388
Asia Pacific	1,289	107	532
U.S. Government	2,132	374	520
Other	2	(560)	829

Total Outsourcing	18,921	1,945	9,052
NMCI	761	(862)	1,097
All other	181	(1,185)	7,595

Total	$19,863	$(102)	$17,744

	2003
	Revenues	Operating Income (Loss)	Total Assets
Americas	$9,589	$1,170	$3,100
EMEA	6,517	851	3,411
Asia Pacific	1,274	78	390
U.S. Government	2,167	479	1,317
Other	—	(465)	2,710

Total Outsourcing	19,547	2,113	10,928
NMCI	1,017	(948)	1,071
All other	(806)	(1,420)	6,617

Total	$19,758	$(255)	$18,616

Following is a summary of depreciation and amortization and deferred cost charges included in the calculation of operating income (loss) above for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Outsourcing	$1,089	$1,506	$1,453
NMCI	102	186	818
All other	253	234	165

Total	$1,444	$1,926	$2,436

Following is a summary of revenues and property and equipment by country as of and for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005		2004		2003
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$10,349	$1,153	$10,258	$1,186	$10,726	$1,642
United Kingdom	3,696	325	3,983	339	3,948	433
All other	5,712	489	5,622	656	5,084	707

Total	$19,757	$1,967	$19,863	$2,181	$19,758	$2,782

Revenues and property and equipment of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

Following is a summary of the Company’s revenues by service line for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Infrastructure services	$11,007	$11,435	$11,747
Applications services	5,562	5,630	5,879
Business process outsourcing services	2,825	2,617	2,938
All other	363	181	(806)

Total	$19,757	$19,863	$19,758

Revenues of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

For the years ended December 31, 2005, 2004 and 2003, revenues from contracts with GM and its affiliates totaled $1.8 billion, $2.0 billion and $2.2 billion, respectively. Revenues from contracts with GM were reported in the Company’s Outsourcing segment.

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

Following is a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets (using October 31, 2005 and 2004 measurement dates), and a statement of the funded status as of December 31, 2005 and 2004 (in millions):

	2005	2004
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of year	$7,837	$6,544
Service cost	344	321
Interest cost	456	413
Employee contributions	33	31
Actuarial loss	532	354
Curtailments and settlements	(280)	(3)
Foreign currency exchange rate changes	(441)	317
Benefit payments	(223)	(186)
Special termination benefit	15	48
Other	37	(2)

Benefit obligation at end of year	$8,310	$7,837

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$5,895	$4,897
Actuarial return on plan assets	912	575
Foreign currency exchange rate changes	(289)	213
Employer contributions	324	366
Employee contributions	33	31
Benefit payments	(223)	(186)
Settlements	(270)	(5)
Other	22	4

Fair value of plan assets at end of year	$6,404	$5,895

Funded Status
Funded status at December 31	$(1,906)	$(1,942)
Unrecognized transition obligation	9	13
Unrecognized prior service cost	(185)	(212)
Unrecognized net actuarial loss	1,686	1,771
Adjustments from October 31 to December 31	120	98

Net amount recognized in the consolidated balance sheets (as described above)	$(276)	$(272)

Following is a summary of the assets and liabilities reflected on the Company’s balance sheets for pension benefits as of December 31, 2005 and 2004 (in millions):

	2005	2004
Prepaid benefit cost	$53	$32
Accrued benefit liability	(1,183)	(1,145)
Intangible asset	19	27
Accumulated other comprehensive income	835	814

Net amount recognized	$(276)	$(272)

The tables above include plans that transitioned to A.T. Kearney in January 2006 (see Notes 17 and 20). The pension benefit liability related to these plans are presented in the consolidated balance sheets as “held for sale” and were $26 million and $27 million at December 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $63 million, $54 million and $61 million, respectively, at December 31, 2005, and $90 million, $71 million and $54 million, respectively, at December 31, 2004. Net periodic benefit cost for these plans was $8 million, $7 million and $7 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

The Company has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These plans collectively represent an additional pension benefit liability of approximately $16 million.

The accumulated benefit obligation for all defined benefit pension plans was $7,542 million and $6,946 million at October 31, 2005 and 2004, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $7,624 million, $6,963 million and $5,721 million, respectively, at December 31, 2005, and $7,282 million, $6,480 million, and $5,328 million, respectively, at December 31, 2004.

Following is a summary of the components of net periodic pension cost recognized in earnings for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Service cost	$344	$321	$290
Interest cost	456	413	353
Expected return on plan assets	(522)	(440)	(339)
Amortization of transition obligation	2	2	1
Amortization of prior-service cost	(32)	(32)	(32)
Amortization of net actuarial loss	55	66	81

Net periodic benefit cost	303	330	354
Curtailment loss	1	3	—
Special termination benefit	15	48	20
Settlement loss	71	2	—

Net periodic benefit cost after curtailments and settlements	$390	$383	$374

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

As a result of the termination of the Company’s service contract with the U.K. Government’s Inland Revenue department, the contract’s workforce transitioned to the new IT provider in July 2004. Most of the pension liability associated with this workforce also transitioned to the new provider, resulting in the recognition of a settlement loss of $77 million in 2005. The Company recorded special termination benefits of $15 million during 2005 related to reductions in force in the U.K., and $48 million during 2004 related to an early retirement offer in the U.S. In addition, the Company recorded a special termination benefit of $20 million during 2003 related to contractual obligations to its former Chief Executive Officer. These charges are included in restructuring and other in the consolidated statements of operations (see Note 19).

At December 31, 2005 and 2004, the plan assets consisted primarily of equity securities and, to a lesser extent, government obligations and other fixed income securities. The plan assets include EDS common stock with a market value of approximately $13 million at October 31, 2005. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. Effective January 1, 2000, the Company allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan. The Company contributed $4 million, $3 million and $3 million to the EDS 401(k) Plan related to these elections during the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are not included in net periodic pension cost shown in the table above.

Following is a summary of the weighted-average assumptions used in the determination of the Company’s benefit obligation for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate at October 31	5.4%	5.7%	6.0%
Rate increase in compensation levels at October 31	3.2%	3.4%	3.3%

Following is a summary of the weighted-average assumptions used in the determination of the Company’s net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate at October 31	6.0%	6.0%	6.4%
Rate increase in compensation levels at October 31	3.4%	3.3%	3.5%
Long-term rate of return on assets at January 1	8.6%	8.6%	8.7%

Following is a summary of the weighted-average asset allocation of all plan assets at December 31, 2005 and 2004, by asset category:

	2005	2004
Equity securities	77%	78%
Debt securities	15%	14%
Cash and cash equivalents	1%	1%
Real estate	1%	1%
Other	6%	6%

Total	100%	100%

In determining pension expense recognized in its statements of operations, the Company utilizes an expected long-term rate of return that, over time, should approximate the actual long-term returns earned on pension plan assets. The Company derives the assumed long-term rate of return on assets based upon the historical return of actual plan assets and the historical long-term return on similar asset classes as well as anticipated future returns based upon the types of invested assets. The type and mix of invested assets are determined by the pension investment strategy, which considers the average age of the Company’s workforce and associated average periods until retirement. Since the average age of the Company’s workforce is relatively low and average periods until retirement exceed fifteen years, plan assets are weighted heavily towards equity investments. Equity investments, while susceptible to significant short-term fluctuations, have historically outperformed most other investment alternatives on a long-term basis. The Company utilizes an active management strategy through third-party investment managers to maximize asset returns. As of December 31, 2005, the weighted-average target asset allocation for all plans was 77% equity; 15% fixed income; 1% cash and cash equivalents; 1% real estate; and 6% other. The Company expects to contribute $100 million to $200 million to its pension plans during fiscal year 2006, including discretionary and statutory contributions.

Estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next ten years are: 2006 – $177 million; 2007 – $189 million; 2008 – $206 million; 2009 – $223 million; 2010 – $243 million; and 2011 through 2015 – $1,695 million.

In addition to the plans described above, the EDS 401(k) Plan provides a long-term savings program for participants. The EDS 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The EDS 401(k) Plan also provides for employer-matching contributions, in the form of EDS common stock, which participants may elect to transfer to another investment option within the EDS 401(k) Plan after two years from the date of contribution. During the years ended December 31, 2005, 2004 and 2003, employer-matching contributions totaled $37 million, $40 million and $41 million, respectively.

NOTE 14:	COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases of tangible property and equipment included in costs and charged to expenses were $783 million, $799 million and $861 million for the years ended December 31, 2005, 2004 and 2003, respectively. Commitments for rental payments under non-cancelable operating leases of tangible property and equipment net of sublease rental income are: 2006 – $316 million; 2007 – $272 million; 2008 – $181 million; 2009 – $132 million; 2010 – $104 million; and all years thereafter – $365 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2006 – $976 million; 2007 – $972 million; 2008 – $463 million; 2009 – $453 million; 2010 – $446 million; and all years thereafter – $78 million. Amounts paid under these agreements were $991 million, $821 million and $1,364 million during the years ended December 31, 2005, 2004 and 2003, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

NOTE 15:	CONTINGENCIES

During 2001, the Company established a securitization facility under which it financed the purchase of capital assets for its NMCI contract. Under the terms of the facility, the Company sold certain financial assets resulting from that contract to a trust (“Trust”) classified as a qualifying special purpose entity for accounting purposes. During 2004, the Company completed agreements with the Trust’s lenders to repurchase all financial assets of the Trust for $522 million in cash. Upon completion of the transaction, the Company recognized current lease receivables of $286 million and non-current lease receivables of $236 million associated with this purchase.

In connection with certain service contracts, the Company may arrange a client supported financing transaction (“CSFT”) with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract.

In a CSFT, all client contract payments are made directly to the financial institution providing the financing. After the predetermined monthly obligations to the financial institution are met, the remaining portion of the customer payment is made available to the Company. If the client does not make the required payments under the service contract, under no circumstances does the Company have any obligation to acquire the underlying assets unless nonperformance under the service contract would permit its termination, or the Company fails to comply with certain customary terms under the financing agreements, including, for example, covenants the Company has undertaken regarding the use of the assets for their intended purpose. The Company considers the likelihood of its failure to comply with any of these terms to be remote. In the event of nonperformance under applicable contracts which would permit their termination, the Company would have no additional or incremental performance risk with respect to the ownership of the assets, because it would have owned or leased the same or substantially equivalent assets in order to fulfill its obligations under its service contracts. Performance under the Company’s service contracts is generally measured by contract terms relating to project deadlines, IT system deliverables or level-of-effort measurements.

As of December 31, 2005, an aggregate of $241 million was outstanding under CSFTs yet to be paid by the Company’s clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote. At December 31, 2005, the Company had $521 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $32 million of other financial guarantees outstanding at December 31, 2005 relating to indebtedness of others.

At December 31, 2005, the Company had net deferred contract and set-up costs of $638 million, of which $145 million related to 15 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $1.2 billion at December 31, 2005, of which $0.9 billion was associated with the NMCI contract. No contract or set-up costs associated with the NMCI contract have been deferred during 2005 or 2004. Some of the Company’s client contracts require significant investment in the early stages which is recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed.

In July 1998, the Company converted its U.S. Retirement Plan benefit formula to a cash balance benefit formula. The Company believes that cash balance plans are legal and do not violate age discrimination laws. However, in July 2003, the U.S. District Court for the Southern District of Illinois ruled that IBM’s cash balance conversion violated the age discrimination provisions of the Employee Retirement Income Security Act (“ERISA”). IBM has appealed this decision and in February 2006 the U.S. Court of Appeals for the 7th Circuit heard oral arguments in the case. Based on the Company’s understanding of the facts associated with the case, the Company believes the district court decision will ultimately be overturned on appeal and cannot currently estimate the financial impact of any adverse ruling on this matter. No legal proceedings have been commenced to date alleging that the Company’s U.S. Retirement Plan is age discriminatory.

The Company provides IT services to Delphi Corporation (“Delphi”) through a long-term agreement. On October 8, 2005, Delphi filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of certain pre-bankruptcy receivables associated with the Delphi contract, the Company recorded receivable reserves of $17 million during the year ended December 31, 2005. This amount is reflected in cost of revenues in the Company’s 2005 consolidated statements of operations. The Company recognized revenues of approximately $160 million under the Delphi services agreement during the year ended December 31, 2005. Total receivables outstanding under the Delphi agreement, excluding reserves, were $44 million at December 31, 2005. In addition, the Company had equipment and other assets with a net book value of approximately $20 million at December 31, 2005 deployed on the Delphi agreement. The remaining assets associated with the Company’s agreement with Delphi are expected to be recovered through collection or future operations.

The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals regarding these matters. The Company has provided for the amounts it believes will ultimately result from those proceedings. The U.S. Internal Revenue Service (“IRS”) has completed its audit of the Company’s consolidated federal income tax returns through 1998. The IRS has proposed certain disallowances of research tax credits for the period 1996-2002, and the Company is protesting the disallowance to the Appeals Office of the IRS. If the Company is unable to resolve this matter with the Appeals Office of the IRS, a decision would be made at that time as to whether the Company will litigate the IRS position and the choice of venue, which could impact the amount and timing of the cash payments. The Company believes its position is appropriate under existing U.S. Treasury Regulations and has provided the amounts it believes will ultimately result from these proceedings.

Pending Litigation and Proceedings

The Company and certain of its former officers are defendants in numerous shareholder class action suits filed from September through December 2002 in response to its September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements or omissions of material facts regarding the Company’s financial condition. In addition, five class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) and made misrepresentations to the class regarding the value of EDS shares. All of the foregoing cases have been centralized in the U.S. District Court for the Eastern District of Texas (the “District Court”). In addition, representatives of two committees responsible for administering the EDS 401(k) Plan notified the Company of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 (the “Securities Act”) as a result of an alleged failure to register certain shares of EDS common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002.

On July 7, 2003, the lead plaintiff in the consolidated securities action and the lead plaintiffs in the consolidated ERISA action each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The class period is alleged to be from February 7, 2001 to September 18, 2002. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The defendants are EDS and, with respect to the ERISA claims, certain current and former officers of EDS, members of the Compensation and Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan.

On February 11, 2005, the District Court certified a class in the consolidated securities action of all persons and entities, excluding defendants, who purchased or otherwise acquired EDS securities between February 7, 2001 through September 18, 2002 and who were damaged thereby. On October 24, 2005, the U.S. Fifth Circuit Court of Appeals affirmed the trial court’s certification order. On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action, subject to final approval of the settlement by the District Court. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million. The Company estimates approximately one-half of such payment would be made by its insurers and has recognized the cost of its portion of the settlement in its financial statements as of December 31, 2005.

On November 8, 2004, the District Court certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding the defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on that date the court certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company’s petition to appeal the class certification order from the District Court, and oral arguments were heard on the appeal on April 5, 2005. On May 5, 2005, the Company reached an agreement with the class representatives in the ERISA action to settle that action, subject to final approval of the settlement by an independent fiduciary and the District Court and receipt of certain assurances from the Department of Labor. Under the terms of the settlement, $16.5 million would have been paid entirely by one of the Company’s insurers. In addition, the Company would have agreed to continue to make a matching contribution under the 401(k) Plan through 2006 and to make certain changes to the Plan. However, on June 30, 2005, the District Court denied the motions of the Company and the class representatives to approve the settlement. The Company intends to defend this action vigorously.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against certain current and former Company directors and officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements or omissions of material facts regarding the Company’s financial condition similar to those raised in the class actions described above. These cases have been consolidated into a single action. This action will be defended vigorously.

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors and officers of the Company in the District Court. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of the Company against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company’s business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification for the claims and litigation resulting from the defendants’ alleged breach of their fiduciary duties. This action has been stayed pending the outcome of the consolidated securities action. This action will be defended vigorously.

In October 2004, two derivative complaints were filed in the District Court by shareholders against certain current and former directors and officers of the Company. The allegations against the Company include breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements or omissions of material facts regarding the Company’s financial condition similar to those raised in the class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages. The actions have also been stayed pending resolution of the above referenced securities action. These actions will be defended vigorously.

The Company is not able to determine the actual impact of these actions on its consolidated financial statements. However, it is reasonably possible that the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation of matters relating to the Company’s derivatives contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, the Company’s NMCI contract, a contract with a client of the Company that contained a prepayment provision, and the Company’s guidance and other events leading up to its third quarter 2002 earnings announcement. The SEC has deposed current and former members of the Company’s management and the NMCI account team as well as other witnesses regarding these issues. The SEC staff is also investigating allegations that a former employee working in India for a branch of a former subsidiary of the Company made questionable payments allegedly to further that entity’s business in India, a matter which the Company self-reported to the SEC staff and other relevant governmental authorities. The SEC staff’s investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the SEC’s views of the issues being investigated or any action that the SEC might take.

In July 2004, the Company voluntarily reported to the SEC staff a matter regarding a transaction with a third party, which was subsequently identified as Delphi. The transaction was not material to the Company. In September 2004, Delphi reported that in August 2004 it had received a formal order of investigation from the SEC indicating the staff had commenced an inquiry regarding, among other things, payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for system implementation services in 2002 and in early 2003. In addition, Delphi reported that the staff was also reviewing the accounting treatment of other suppliers of IT services to Delphi. The SEC has formally requested documents and witness interviews relating to the Company’s transactions with Delphi. The Company has been cooperating with the SEC staff regarding this matter and will continue to do so.

The Company provided IT services to the U.K. government’s Inland Revenue department, now known as Her Majesty’s Revenue and Customs (“HMRC”), pursuant to a 10-year contract that ended in June 2004. Commencing in February 2004, HMRC alleged it incurred losses resulting from problems and alleged defects in IT systems developed for it by the Company and alleged losses in varying significant amounts. In November 2005, the Company and HMRC settled the dispute. Such settlement did not have a material adverse effect on the Company’s financial position or results of operations.

On December 19, 2003, Sky Subscribers Services Limited (“SSSL”) and British Sky Broadcasting Limited (“BSkyB”), a former client of the Company, served a draft pleading seeking redress for the Company’s alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $550 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $220 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $450 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $200 million); and, (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $175 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $8.1 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $830 million); (2) pre-contract negligent misrepresentation in the amount of £480 million (approximately $830 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $715 million); (4) breach of contract in the amount of £179 million (approximately $310 million). The principal stated reason for the increases in amount of damages is that the claimants have now taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they now require. Claimants say they will further re-assess these alleged losses prior to trial. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB’s failure to pay its invoices. The contract had an initial total contract value of approximately £61 million. The Company intends to defend against these allegations vigorously. Discovery is ongoing in this matter and trial is scheduled for October 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company’s liability for such claims and pending actions at December 31, 2005 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

NOTE 16:	ACQUISITIONS

On May 19, 2005, the Company purchased the outstanding minority interest in its Australian subsidiary for a cash purchase price of approximately $135 million. The transaction was accounted for as an acquisition by the Company, and the excess carrying value of the minority interest liability over the purchase price paid was allocated as a reduction to property and equipment – $(19) million; deferred contract costs – $(2) million; and other intangible assets – $(3) million.

On March 1, 2005, the Company and Towers Perrin entered into a joint venture whereby Towers Perrin contributed cash and its pension, health and welfare administration services business and the Company contributed cash and its payroll and related human resources (“HR”) outsourcing business to a new company, known as ExcellerateHRO LLP. Upon closing of the transaction, Towers Perrin received $417 million in cash and a 15% minority interest, representing total consideration paid by the Company to Towers Perrin, and the Company received an 85% interest in the new company. The acquisition enabled the Company to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The consolidated statements of operations include the results of the acquired business since the date of acquisition. The transaction was accounted for as an acquisition by the Company with the purchase price preliminarily being allocated as follows: property and equipment – $25 million; other intangibles – $48 million; goodwill – $413 million; other assets – $5 million; accrued expenses – $4 million; and minority interest – $70 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company’s and its advisors’ projections of operating results of the new company, the ability to accelerate the Company’s growth in the HR outsourcing market and the competitive differentiation offered by the relationship with Towers Perrin. Towers Perrin may require the Company to purchase its minority interest in the joint venture at any time after March 1, 2010, or prior to that date upon the occurrence of certain events (including the breach by the Company of certain transaction related agreements, the failure of the joint venture to achieve certain financial results or certain events related to the Company), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture’s annual revenue. In addition, the Company may require Towers Perrin to sell its minority interest in the joint venture to the Company at any time after March 1, 2012, or prior to that date upon the occurrence of certain events (including the breach by Towers Perrin of certain transaction related agreements or certain events related to Towers Perrin), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture’s annual revenue. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

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

NOTE 17:	DISCONTINUED OPERATIONS

During the third quarter of 2005, the Company approved a plan to proceed with a transaction to sell 100% of its ownership interest in its A.T. Kearney subsidiary. The net assets of the subsidiary are classified as “held for sale” at December 31, 2005 and 2004 and its results for the years ended December 31, 2005, 2004 and 2003 are included in income (loss) from discontinued operations. A.T. Kearney’s results for the year ended December 31, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The estimated fair value was determined based on the terms of the sale as documented in the agreement executed on January 20, 2006 by the Company and an entity formed by the management buyout group (see Note 20). The impairment charge is partially offset by the recognition of $8 million of previously unrecognized tax assets that will be realized as a result of the sale.

Income (loss) from discontinued operations also includes the results of the Company’s UGS PLM Solutions subsidiary and its Soft Solution business sold during 2004 and its Technology Solutions and subscription fulfillment businesses sold during 2003. A.T. Kearney and UGS PLM Solutions were previously reported as separate segments by the Company. Soft Solution, Technology Solutions and subscription fulfillment were previously included in the Company’s Outsourcing segment. No interest expense has been allocated to discontinued operations for any of the periods presented.

Following is a summary of assets and liabilities of A.T. Kearney at December 31, 2005 and 2004 which are reflected in the consolidated balance sheets as “held for sale” (in millions):

	2005	2004
Marketable securities	$23	$37
Accounts receivable, net	217	199
Prepaids and other	34	51
Deferred income taxes	14	—
Property and equipment, net	26	35
Investments and other assets	3	2
Goodwill	—	22
Other intangibles, net	28	133

Assets held for sale	$345	$479

Accounts payable	105	62
Accrued liabilities	138	171
Deferred revenue	—	1
Pension benefit liability	26	25
Minority interest and other long-term liabilities	6	8

Liabilities held for sale	$275	$267

Following is a summary of income (loss) from discontinued operations before income taxes, excluding gains and losses, for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Revenues	$780	$1,171	$1,839
Costs and expenses	846	1,144	1,720

Operating income (loss)	(66)	27	119
Other income (expense)	2	(8)	(3)

Income (loss) from discontinued operations before income taxes	$(64)	$19	$116

Income from discontinued operations includes net gains (losses) of $(92) million, $433 million and $(9) million, net of income taxes, in 2005, 2004 and 2003, respectively. Income (loss) from discontinued operations in 2005 includes after-tax net gains of $18 million related to the settlement of contingencies associated with sales of certain businesses classified as discontinued operations in prior years. Net assets sold in 2004 included goodwill of $969 million related to UGS PLM Solutions.

NOTE 18:	SUPPLEMENTARY FINANCIAL INFORMATION

Following is supplemental financial information for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Property and equipment depreciation (including capital leases)	$831	$1,058	$1,044
Intangible asset and other amortization	450	618	619
Deferred cost amortization and charges	175	298	866
Cash paid for:
Income taxes, net of refunds	378	343	346
Interest	232	328	319

The Company acquired $160 million, $112 million and $155 million of equipment utilizing capital leases in 2005, 2004 and 2003, respectively.

NOTE 19:	RESTRUCTURING AND OTHER

Following is a summary of restructuring and other charges for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Employee separation and exit costs, net	$68	$226	$232
Early retirement offer	—	50	—
Asset write-downs	—	—	36
CEO severance	—	—	48
Pre-tax gain on disposal of businesses:
European wireless clearing	(93)	—	—
U.S. wireless clearing	—	(35)	—
Automotive Retail Group	—	(66)	—
Credit Union Industry Group	—	—	(139)
Other	(1)	(5)	(2)

Total	$(26)	$170	$175

Restructuring and other employee reduction activities:

During 2005 and 2004, the Company continued initiatives to align its workforce with customer demands and utilize technology to generate efficiencies. As a result, 2005 and 2004 restructuring and other expense includes estimated severance costs of $100 million and $80 million, respectively, related to the involuntary termination of an estimated 1,500 and 1,500 employees, respectively, throughout the Company in managerial, professional, clerical, consulting and technical positions. In addition, 2004 restructuring and other expense also includes estimated pension expenses of $50 million related to approximately 1,500 employees who accepted an early retirement offer in the U.S. While the Company plans to continue its efforts to generate efficiencies through technology-driven initiatives in 2006, no future costs are expected to be incurred associated with the 2005 and 2004 restructuring initiatives.

The following table summarizes accruals associated with restructuring and other employee reduction programs for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Employee Separations	Exit Costs	Other Employee Reductions	Total
Balance at December 31, 2002	$22	$8	$—	$30
2003 activity	228	4	—	232
Amounts utilized	(85)	(3)	—	(88)

Balance at December 31, 2003	165	9	—	174
2003 Plan charges	146	—	—	146
Amounts utilized	(240)	(2)	—	(242)
Other employee reductions programs	—	—	80	80

Balance at December 31, 2004	71	7	80	158
Amounts incurred	—	—	100	100
Amounts utilized	(47)	(3)	(103)	(153)
Reversal of prior years’ accruals	(8)	(4)	(20)	(32)

Balance at December 31, 2005	$16	$—	$57	$73

During 2003, the Company began implementation of an initiative to reduce its costs, streamline its organizational structure and exit certain operating activities. These efforts were designed to improve the Company’s cost competitiveness and involved the elimination of excess capacity, primarily in Europe, and the consolidation of back-office capabilities. The Company completed the initiative in 2004 and a total of 5,800 employees were involuntarily terminated pursuant to the initiative, consisting of individuals employed throughout the Company in managerial, professional, clerical, consulting and technical positions. As a result of the initiative, the Company recorded restructuring charges of $146 million and $232 million during 2004 and 2003, respectively. These amounts primarily resulted from the involuntary termination of approximately 2,100 and 3,700 employees during 2004 and 2003, respectively.

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

Restructuring actions contemplated under restructuring plans prior to 2003 are essentially complete as of December 31, 2005 with remaining accruals of $16 million comprised of future severance-related payments to terminated employees.

Included in the 2003 amount are costs incurred for executive severance, $4 million from the exit of certain business activities and the consolidation of facilities, and asset write-downs of $36 million.

Other activities:

During 2005, the Company sold its European wireless clearing business which resulted in a pre-tax gain of $93 million. In connection with the sale, the Company recognized a $32 million valuation allowance related to deferred tax assets in certain European countries that may no longer be recoverable as a result of the sale. Net assets of the business included goodwill of $45 million. During 2004, the Company sold its U.S. wireless clearing business and its Automotive Retail Group (“ARG”) which resulted in pre-tax gains of $101 million. During 2003, the Company sold its Credit Union Industry Group (“CUIG”) which resulted in a pre-tax gain of $139 million. The net results of the European wireless clearing business, the U.S. wireless clearing business, ARG and CUIG are not included in discontinued operations due to the Company’s level of continuing involvement as an IT service provider to the businesses.

NOTE 20:	SUBSEQUENT EVENTS

The Company completed the sale of its A.T. Kearney subsidiary to the firm’s management effective January 20, 2006. The subsidiary is classified as “held for sale” at December 31, 2005 and 2004 and its results for the years ended December 31, 2005, 2004 and 2003 are included in income (loss) from discontinued operations (see Note 17). Proceeds from the sale include a 10-year promissory note from the buyer valued at $52 million. The cash portion of the purchase price was offset by the cash transferred with the divested business and transaction costs. A.T. Kearney’s results for the year ended December 31, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to net realizable value. The net realizable value was determined based on the terms in the final sale document dated January 20, 2006. The impairment charge is partially offset by the recognition of $8 million of previously unrecognized tax assets that will be realized as a result of the sale. Upon consummation of the transaction in January 2006, the Company recorded an equity translation benefit of approximately $24 million and a stock compensation charge of approximately $20 million.

On February 21, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. The Company subsequently entered into a contract with a third-party institution under which approximately 15 million shares were repurchased at $26.61 per share through an Accelerated Share Repurchase arrangement. The final amount to be paid under such arrangement will be determined by the actual cost incurred by the financial institution for the purchase of such shares in open market transactions over a period of four months. All share repurchases are being financed by currently available cash.

During January and February 2006, approximately 7.6 million outstanding stock option grants became exercisable when the Company’s stock reached certain target prices (see Note 11), resulting in acceleration in the recognition of compensation expense of $25 million during the first calendar quarter of 2006.

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in millions, except per share amounts)

	Year Ended December 31, 2005(1)(2)(3)(4)(5)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,737	$5,000	$4,874	$5,146	$19,757
Gross profit from operations	456	550	594	735	2,335
Restructuring and other	(4)	31	(81)	28	(26)
Income (loss) from continuing operations	14	32	114	126	286
Income (loss) from discontinued operations	(10)	(6)	(106)	(14)	(136)
Net income	4	26	8	112	150

Basic earnings per share of common stock:
Income (loss) from continuing operations	$0.03	$0.06	$0.22	$0.24	$0.55
Net income	0.01	0.05	0.02	0.21	0.29
Diluted earnings per share of common stock:
Income (loss) from continuing operations	$0.03	$0.06	$0.22	$0.24	$0.54
Net income	0.01	0.05	0.02	0.21	0.28
Cash dividends per share of common stock	0.05	0.05	0.05	0.05	0.20

	Year Ended December 31, 2004(1)(6)(7)(8)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,987	$5,034	$4,754	$5,088	$19,863
Gross profit from operations	396	360	176	707	1,639
Restructuring and other	(12)	37	(4)	149	170
Income (loss) from continuing operations	(36)	(133)	(169)	67	(271)
Income (loss) from discontinued operations	24	403	16	(14)	429
Net income (loss)	(12)	270	(153)	53	158

Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.07)	$(0.27)	$(0.33)	$0.13	$(0.54)
Net income (loss)	(0.02)	0.54	(0.30)	0.10	0.32
Diluted earnings per share of common stock:
Income (loss) from continuing operations	$(0.07)	$(0.27)	$(0.33)	$0.13	$(0.54)
Net income (loss)	(0.02)	0.54	(0.30)	0.10	0.32
Cash dividends per share of common stock	0.15	0.15	0.05	0.05	0.40

(1)	Previously reported quarterly results have been restated to reflect the impact of discontinued operations (see Note 17).
(2)	The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2005 (see Notes 1 and 11). This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions. This change in accounting resulted in the recognition of pre-tax compensation expense of $53 million, $37 million, $43 million and $27 million, respectively, in the first, second, third and fourth quarters of 2005.
(3)	Includes a pre-tax charge of $77 million recognized in the second quarter associated with the settlement of pension obligations for employees transitioned to a third party in connection with the termination of the Company’s services contract with U.K. Inland Revenue as of June 2004.
(4)	Includes a pre-tax charge of $37 million recognized in the second quarter for the impairment of deferred costs associated with a large IT commercial contract.
(5)	Includes a pre-tax charge of $24 million recognized in the third quarter related to reserves established for shareholder litigation.
(6)	Includes a pre-tax charge of $375 million recognized in the third quarter to write-down long-lived assets related to the NMCI contract.
(7)	Includes pre-tax charges of $37 million recognized in the first quarter and $135 million recognized in the second quarter related to the termination of a significant commercial contract.
(8)	Includes pre-tax credits of $17 million recognized in the third quarter and $13 million recognized in the fourth quarter reversing a portion of charges taken in the second quarter of 2004 related to the termination of a significant commercial contract.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. EDS’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of EDS’ internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, EDS management believes that the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We refer you to “Management’s Report on Internal Control Over Financial Reporting” preceding our consolidated financial statements in Item 8 of this Form 10-K, which is incorporated by reference herein. KPMG issued an attestation report on management’s assessment of internal control over financial reporting. This report appears immediately before our consolidated financial statements in Item 8 of this Form 10-K.

We have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of EDS who are standing for election at the 2006 Annual Meeting of Shareholders is incorporated herein by reference to the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 (the “2006 Proxy Statement”).

The names and ages of our executive officers as of March 1, 2006, and certain other persons chosen to become executive officers of EDS following that date, and the position(s) each of them has held during the past five years are included in Part I of this Form 10-K under the caption “Executive Officers of EDS.”

Information regarding the Audit Committee of the Board of Directors is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Committees of the Board – Audit Committee” in the 2006 Proxy Statement.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section entitled “Executive Compensation and Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement.

Information regarding the EDS Code of Business Conduct is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – EDS Code of Business Conduct” in the 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the sections entitled “Corporate Governance and Board Matters – Compensation of Non-Employee Directors” and “Executive Compensation and Other Information” in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our common stock is incorporated herein by reference to the section entitled “Stock Ownership of Management and Certain Beneficial Owners” in the 2006 Proxy Statement.

The following table sets forth information as of December 31, 2005 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under such plans. We refer you to Note 11 – Stock Purchase and Incentive Plans of the Notes to Consolidated Financial Statements (Item 8) above for a description of these equity compensation plans.

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	43,542,585	(3)	$24.78992705	93,491,902	(4)
Equity Compensation Plans Not Approved by Security Holders(2)	7,491,565	(3)	$29.88904504	993,695

Total	51,034,150		$25.53845278	94,485,597

(1)	Equity compensation plans approved by security holders are the 2003 Amended and Restated Incentive Plan of Electronic Data Systems Corporation (the “Incentive Plan”) and the EDS Stock Purchase Plan. In addition to outstanding options, at December 31, 2005 there were 8,863,365 unvested restricted stock units outstanding under the Incentive Plan.
(2)	Equity compensation plans not approved by security holders are the PerformanceShare 1997 Nonqualified Stock Option Plan (“PerformanceShare”), Global Share Plan (“Global Share”), Transition Incentive Plan, Transition Inducement Plan, Executive Deferral Plan (“EDP”), EDS United Kingdom Executive Deferral Plan (“UK EDP”), and EDS Deferred Compensation Plan for Non-Employee Directors (“Director Deferral Plan”). The number of outstanding options reported in Column A does not include an aggregate of 4,688,339 deferred shares outstanding under the EDP and UK EDP and 134,008 phantom stock units credited under the Director Deferral Plan.
(3)	Excludes purchase rights under the Stock Purchase Plan, which has a shareholder approved reserve of 57,500,000 shares. Under the plan, eligible employees may purchase common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 of the Fair Market Value per year.
(4)	Includes 40,853,314 shares available for future issuance under the Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation and Other Information” in the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the section entitled “Fees Billed by Independent Auditor” in the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Management Report.
Reports of Independent Registered Public Accounting Firm.
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) as of and for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
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

(a)(3)	Exhibits

Included in this Form 10-K:

Exhibit No.	Description
10.1	Summary of EDS Non-employee Director Compensation Program for 2006-2007 Board compensation year furnished to non-employee directors. *
10.2	EDS 1998 Supplemental Executive Retirement Plan (conformed copy incorporating: Amendment 1, adopted October 20, 2003; Amendment 2 adopted February 3, 2004, and Amendment 3, adopted July 23, 2004). *
10.3	EDS 401(k) Plan (conformed copy incorporating Seventh Amendment and Restatement and Amendments 1 through 6 thereto).
10.4	EDS Executive Deferral Plan (conformed copy, incorporating: Amendments 1 through 6 thereto). *
10.5	EDS United Kingdom Executive Deferral Plan (conformed copy, incorporating Amendments 1 through 6 thereto).
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of EDS as of December 31, 2005.
23	Consent of Independent Auditors.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished solely to accompany this Annual Report and not filed for purposes of Section 18 of the Exchange Act or to be incorporated by reference into any prior or subsequent filing of EDS, regardless of any general incorporation language in such filing).

Not included in this Form 10-K:

•	The Restated Certificate of Incorporation of EDS, as amended through April 22, 2005, is Exhibit 3.1 to our Current Report on Form 8-K dated April 22, 2005, and is hereby incorporated by reference.

•	The Amended and Restated Bylaws of EDS, as amended through April 22, 2005, is Exhibit 3.2 to our Current Report on Form 8-K dated April 22, 2005, and is hereby incorporated by reference.

•	Indenture dated August 12, 1996 between EDS and Texas Commerce Bank National Association, as Trustee, is Exhibit 4 to our Registration Statement on Form S-3 (File No. 333-10145) and is hereby incorporated by reference.

•	Supplemental Indenture dated October 12, 1999 between EDS and Chase Bank of Texas, National Association as trustee, is Exhibit 4.4 to our Form 8-K dated October 12, 1999, and is hereby incorporated by reference.

•	Third Supplemental Indenture dated October 10, 2001 between EDS and The Chase Manhattan Bank, as trustee, is Exhibit 4.1 to our Form 8-K dated October 4, 2001, and is hereby incorporated by reference.

•	Fourth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 3.875% Convertible Senior Notes due 2023 of EDS is Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and is hereby incorporated by reference.

•	Fifth Supplemental Indenture dated as of June 30, 2003 between EDS and JPMorgan Chase Bank, as Trustee, relating to the 6.00% Senior Notes due 2013, Series A and B, of EDS is Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003 and is hereby incorporated by reference.

•	Three-and-One-Half Year Multi Currency Revolving Credit Agreement dated September 29, 2004, among EDS, EIS, and the other EDS Subsidiaries that become parties thereto, and the Lenders listed on the signature pages thereto, including Bank of America, N.A., as Syndication Agent, and Citibank, N.A., as Administrative Agent, is Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2004 and is hereby incorporated by reference.

•	Amendment and Restatement Agreement dated September 29, 2004, among EDS, EIS, the Lenders party thereto and Citicorp North America, Inc., as Administrative Agent under the Three-Year Multi–Currency Revolving Credit Agreement dated September 29, 2003, among EDS, EIS and certain other EDS subsidiaries, and the financial institutions party thereto, including Bank of America, N.A., and Citicorp North America, Inc. as joint syndication agents and Citicorp North America, Inc., as administrative agent, is Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2004 and is hereby incorporated by reference.

•	Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

•	Form of Indemnification Agreement entered into between EDS and each of its directors and certain executive officers is Exhibit 10(f) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.

•	Letter agreement dated March 20, 2003, between EDS and Michael H. Jordan regarding terms and conditions of employment is Exhibit 99(a) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•	Letter agreement dated March 20, 2003, between EDS and Jeffrey M. Heller regarding terms and conditions of employment is Exhibit 99(b) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•	Letter agreement dated December 27, 2002, between EDS and Robert H. Swan regarding terms and conditions of employment is Exhibit 99(c) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•	Form of Performance RSU Award Agreement for executive officers (other than Michael H. Jordan and Jeffrey M. Heller) is Exhibit 10.1 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Performance RSU Award Agreement for Michael H. Jordan is Exhibit 10.2 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Performance RSU Award Agreement for Jeffrey M. Heller is Exhibit 10.3 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Stock Option Award Agreement for executive officers (other than Michael H. Jordan and Jeffrey M. Heller) is Exhibit 10.4 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Stock Option Award Agreement for Michael H. Jordan is Exhibit 10.5 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Stock Option Award Agreement for Jeffrey M. Heller is Exhibit 10.6 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Change of Control Agreement dated March 20, 2003 between EDS and Michael H. Jordan is Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Addendum to Change of Control Agreement between EDS and Michael H. Jordan dated February 20, 2004 is Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Change of Control Agreement dated March 20, 2003 between EDS and Jeffrey M. Heller is Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Addendum to Change of Control Agreement between EDS and Jeffrey M. Heller dated February 2, 2004 is Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Executive Severance Benefit Agreement between EDS and Charles S. Feld effective as of September 30, 2005 is Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005 and is hereby incorporated by reference.*

•	Executive Severance Benefit Agreement between EDS and Stephen F. Schuckenbrock effective as of September 30, 2005 is Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2005 and is hereby incorporated by reference.*

•	Executive Severance Benefit Agreement between EDS and Robert H. Swan effective as of September 30, 2005 is Exhibit 10.3 to our Form 10-Q for the quarter ended September 30, 2005 and is hereby incorporated by reference.*

•	Change of Control Employment Agreement between EDS and Charles S. Feld dated as of September 30, 2005 is Exhibit 10.4 to our Form 10-Q for the quarter ended September 30, 2005 and is hereby incorporated by reference.*

•	Change of Control Employment Agreement between EDS and Stephen F. Schuckenbrock dated as of September 30, 2005 is Exhibit 10.5 to our Form 10-Q for the quarter ended September 30, 2005 and is hereby incorporated by reference.*

•	Form of Change in Control Employment Agreement with Robert H. Swan and certain other executive officers who are not “named executive officers” in our 2005 proxy statement is Exhibit 99 to our Registration Statement on Form S-3 (File No. 333-06655) and is hereby incorporated by reference. *

•	Addendum to Change of Control Agreement between EDS and Robert H. Swan dated January 15, 2004 is Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Merger Agreement dated as of December 30, 2003 among EDS, EDS Global Services, Inc., The Feld Group, Inc. and Feld Partners Investments, L.P. is Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.

•	Letter agreement dated December 30, 2003 between EDS and Charles S. Feld regarding terms and conditions of employment is Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Letter agreement dated December 30, 2003 between EDS and Stephen F. Schuckenbrock regarding terms and conditions of employment is Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•	Amended and Restated 2003 Incentive Plan of Electronic Data Systems Corporation is Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2004 and is hereby incorporated by reference.*

•	Amended and Restated EDS Deferred Compensation Plan for Non-Employee Directors is Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2004 and is hereby incorporated by reference.*

•	EDS Stock Purchase Plan is Exhibit 10(c) to our Registration Statement on Form S-4 (File No. 333-2543) and is hereby incorporated by reference.

•	EDS Transition Inducement Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333-101287) and is hereby incorporated by reference.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedule.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: March 8, 2006	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Dated: March 8, 2006	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 8, 2006	By:	/S/ ROBERT H. SWAN
Robert H. Swan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: March 8, 2006	By:	/S/ SCOT H. MCDONALD
Scot H. McDonald Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

W. Roy Dunbar* Roger A. Enrico* S. Malcolm Gillis* Ray J. Groves* Ellen M. Hancock* Jeffrey M. Heller* Ray L. Hunt* Edward A. Kangas* R. David Yost*	Director Director Director Director Director Director Director Director Director	*By:	/S/ STORROW M. GORDON
Storrow M. Gordon
Attorney-in-fact
March 8, 2006

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses		Additions (deductions) charged to other accounts		Deductions		Balance at end of year
FOR THE YEAR ENDED DECEMBER 31, 2005
Allowances deducted from assets:
Accounts and notes receivable	$125	$125	(a)	$(11	)(c)	$170	(b)	$69

FOR THE YEAR ENDED DECEMBER 31, 2004
Allowances deducted from assets:
Accounts and notes receivable	$124	$84		$(11	)(c)	$72		$125

FOR THE YEAR ENDED DECEMBER 31, 2003
Allowances deducted from assets:
Accounts and notes receivable	$269	$104		$—		$249	(d)	$124

Notes:

(a)	Includes reserves of $17 million related to certain pre-bankruptcy receivables associated with the Delphi contract

(b)	Includes write-offs of $27 million related to certain pre-bankruptcy receivables associated with the US Airways contract, and other write-offs associated with the settlement of certain client disputes

(c)	Deductions resulting from divestitures

(d)	Primarily accounts written off and reversal in 2003 of $98 million of allowances associated with a service contract with MCI (then known as Worldcom)