Form 10-Q
period 2006-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2006-05-05
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	75-2548221 (I.R.S. Employer Identification No.)
5400 Legacy Drive, Plano Texas 75024-3199 (Address of principal executive offices including ZIP code)
Registrant's telephone number, including area code: (972) 604-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer   X    Accelerated Filer          Non-accelerated filer        .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes          No    X   .

As of April 30, 2006, there were 518,438,135 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

 PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenues	$5,078	$4,737

Costs and expenses
Cost of revenues	4,551	4,281
Selling, general and administrative	450	434
Other operating (income) expense	(1)	(4)
Total costs and expenses	5,000	4,711

Operating income	78	26

Interest expense	(60)	(63)
Interest income and other, net	38	56
Other income (expense)	(22)	(7)

Income from continuing operations before income taxes	56	19

Provision for income taxes	23	5
Income from continuing operations	33	14
Loss from discontinued operations, net of income taxes	(9)	(10)
Net income	$24	$4

Basic earnings per share of common stock
Income from continuing operations	$0.06	$0.03
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0.05	$0.01

Diluted earnings per share of common stock
Income from continuing operations	$0.06	$0.03
Loss from discontinued operations	(0.01)	(0.02)
Net income	$0.05	$0.01

Cash dividends per share	$0.05	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,718	$1,899
Marketable securities	1,149	1,321
Accounts receivable, net	3,311	3,311
Prepaids and other	884	848
Deferred income taxes	530	778
Assets held for sale	141	345
Total current assets	7,733	8,502

Property and equipment, net	1,997	1,967
Deferred contract costs, net	635	638
Investments and other assets	744	684
Goodwill	3,872	3,832
Other intangible assets, net	672	640
Deferred income taxes	1,069	824
Total assets	$16,722	$17,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$562	$492
Accrued liabilities	2,200	2,430
Deferred revenue	1,405	1,329
Income taxes	180	208
Current portion of long-term debt	314	314
Liabilities held for sale	101	275
Total current liabilities	4,762	5,048

Pension benefit liability	1,244	1,173
Long-term debt, less current portion	2,903	2,939
Minority interests and other long-term liabilities	450	415
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 and 526,199,617 shares issued at March 31, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	2,833	2,682
Retained earnings	5,329	5,371
Accumulated other comprehensive loss	(329)	(367)
Treasury stock, at cost, 15,109,778 and 2,913,605 shares at March 31, 2006 and December 31, 2005, respectively	(475)	(179)
Total shareholders' equity	7,363	7,512
Total liabilities and shareholders' equity	$16,722	$17,087

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$24	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	308	334
Deferred compensation	57	59
Other long-lived asset write-downs	17	2
Other	(30)	17
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(20)	(14)
Prepaids and other	(82)	(98)
Deferred contract costs	(25)	(25)
Accounts payable and accrued liabilities	(76)	(136)
Deferred revenue	66	21
Income taxes	(24)	(106)
Total adjustments	191	54
Net cash provided by operating activities	215	58

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	959	403
Proceeds from investments and other assets	105	81
Net proceeds from divested assets and non-marketable equity securities	(11)	1
Payments for purchases of property and equipment	(182)	(146)
Payments for investments and other assets	(10)	(8)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	-	(417)
Payments for purchases of software and other intangibles	(133)	(39)
Payments for purchases of marketable securities	(801)	(323)
Other	4	7
Net cash used in investing activities	(69)	(441)

Cash Flows from Financing Activities
Payments on long-term debt	(1)	-
Capital lease payments	(37)	(35)
Purchase of treasury stock	(401)	-
Employee stock transactions	125	14
Dividends paid	(26)	(26)
Other	12	-
Net cash used in financing activities	(328)	(47)
Effect of exchange rate changes on cash and cash equivalents	1	(17)
Net decrease in cash and cash equivalents	(181)	(447)
Cash and cash equivalents at beginning of period	1,899	2,102
Cash and cash equivalents at end of period	$1,718	$1,655

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's Annual Report on Form 10‑K for the year ended December 31, 2005.

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

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for Construct Service elements, projected cash flows associated with recoverability of deferred contract costs, contract concessions and long-lived assets, liabilities associated with pensions and performance guarantees, recoverability of deferred tax assets, receivables collectibility, and loss accruals for litigation, exclusive of legal fees which are expensed as services are received. It is reasonably possible that events and circumstances could occur in the near term that would cause such estimates to change in a manner that would be material to the unaudited condensed consolidated financial statements.

The Company purchases assets to be sold in sales-type lease transactions under certain contracts with customers and occasionally sells lease receivables associated with these transactions to third parties. Payments for assets to be sold to customers under sales-type leases and proceeds from associated lease receivables related to these transactions were reported as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows in previous periods. During 2005, the Company began to report cash flows related to these transactions as changes in prepaid and other assets in the operating section of the statement of cash flows in accordance with guidance recently issued by the SEC. The respective amounts contained in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2005 have been reclassified to conform to the 2006 presentation. Cash flows associated with reacquired sales-type lease receivables and their subsequent collection continue to be classified as payments for and proceeds from investments and other assets in the investing section of the statement of cash flows.

Certain other reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation, including reclassification of balances associated with discontinued operations.

NOTE 2:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Basic earnings per share	522	517
Diluted earnings per share	533	523

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Common stock options	16	47
Convertible debt	20	20

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.8 billion at March 31, 2006 and December 31, 2005, respectively. Depreciation expense for the three months ended March 31, 2006 and 2005 was $178 million and $208 million, respectively.

NOTE 4:  DEFERRED CONTRACT COSTS

During 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract's deferred contract costs. Remaining long-lived assets associated with this contract totaled $148 million at March 31, 2006. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amounts of the Company's remaining equity interest in the partnership were $27 million and $55 million, respectively, at March 31, 2006 and December 31, 2005. The decrease in the carrying amount in 2006 was due to the sale of certain lease investments in the partnership and a related cash distribution to the Company. The partnership's remaining leveraged lease investments include leases with American Airlines and one non-U.S. airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the Navy Marine Corps Intranet ("NMCI") contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $349 million and $408 million at March 31, 2006 and December 31, 2005, respectively. Future minimum lease payments to be received under the NMCI contract were $379 million and $358 million at March 31, 2006 and December 31, 2005, respectively. The unguaranteed residual values accruing to the Company were $0 million and $78 million, and unearned interest income related to these leases was $30 million and $28 million at March 31, 2006 and December 31, 2005, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the unaudited condensed consolidated balance sheets. Future minimum lease payments to be received were as follows:  2006 - $163 million; 2007 - $134 million; 2008 - $66 million; 2009 - $12 million; 2010 - $4 million.

NOTE 6:  COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income (loss) was $62 million and $(113) million for the three months ended March 31, 2006 and 2005 respectively. The difference between comprehensive income (loss) and net income for the three months ended March 31, 2006 and 2005 resulted primarily from foreign currency translation adjustments. During the three months ended March 31, 2006, cumulative translation gains of $21 million related to A.T. Kearney were reclassified from accumulated other comprehensive loss to net income (see Note 12).

In connection with its employee stock incentive plans, the Company issued 2.8 million shares of treasury stock at a cost of $104 million during the three months ended March 31, 2006 (see Note 7). The difference between the cost and fair value at the date of issuance of those shares with a cost in excess of fair value has been recognized as a charge to retained earnings of $40 million during the three months ended March 31, 2006.

On February 21, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, the Company entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which the Company repurchased approximately 15.0 million shares of its common stock at a price per share of $26.61. Under the agreement, the financial institution plans to purchase an equivalent number of shares of common stock in the open market from time to time until it has acquired that number. The final amount to be paid under such arrangement will be determined by the actual cost incurred by the financial institution for the purchase of such shares in open market transactions over a period of four months. At the Company's election, any payments required to be remitted could be in cash or in shares of the Company's common stock. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of purchases. At March 31, 2006, the Company was in a net payable settlement position of approximately $3 million in cash, or approximately 100,000 shares if the Company were to elect to settle in shares.

NOTE 7:  STOCK-BASED COMPENSATION

Stock Options

During March 2006 and 2005, the Company issued options to purchase approximately 1.6 million and 1.2 million shares, respectively, of common stock with fair values of $8.84 and $10.69, respectively, per option. These options are scheduled to vest in February 2009. During the three months ended March 31, 2006, approximately 7.6 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million. Total compensation expense for stock options was $58 million ($38 million net of tax) and $53 million ($36 million net of tax), respectively, for the three months ended March 31, 2006 and 2005, including $16 million and $7 million, respectively, which is reported in loss from discontinued operations for the three months ended March 31, 2006 and 2005 as discussed below.

As of March 31, 2006, options to purchase 44.8 million shares of common stock were outstanding, of which options to purchase 33.6 million shares were exercisable, in each case with a weighted-average exercise price of $27 per share. At December 31, 2005, options to purchase 51.9 million shares of common stock were outstanding with a weighted-average exercise price of $26 per share, of which 26.0 million shares were exercisable with a weighted-average exercise prices of $29 per share.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise. Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

Certain stock option grants contain market conditions that accelerate vesting if the Company's stock reaches certain target prices. As of March 31, 2006, options to purchase approximately 4.1 million shares of common stock were outstanding that would become exercisable if the closing price of the Company's stock is above $28.76 per share for ten consecutive trading days. This would result in acceleration of unamortized compensation expense of approximately $16 million as of March 31, 2006. Regularly scheduled vesting for the grants is expected to occur in March 2008.

During the three months ended March 31, 2006, the Company issued new shares and utilized treasury shares to satisfy share option exercises and the vesting of restricted stock awards. In the future the Company plans to utilize treasury shares acquired under the repurchase program authorized in February 2006 (see Note 6) to satisfy future share option exercises and the vesting of restricted stock awards.

Restricted Stock Units

During March 2006, the Company issued approximately 5.9 million performance-based restricted stock units with a weighted-average fair value of $25.45 per share. Regularly scheduled vesting for these units will occur in February 2009. Compensation expense related to performance-based restricted stock units was $11 million ($7 million net of tax) for the three months ended March 31, 2006. Total compensation expense for all restricted stock units was $20 million ($15 million net of tax) and $13 million ($9 million net of tax), for the three months ended March 31, 2006 and 2005, respectively, including $4 million and $4 million, respectively, which is reported in loss from discontinued operations for the three months ended March 31, 2006 and 2005 as discussed below.

A.T. Kearney

As a result of the divestiture of A.T. Kearney in January 2006, vesting was accelerated for options to purchase 2.1 million shares of common stock and 0.3 million restricted stock units, and unvested options to purchase 0.2 million shares were forfeited. This accelerated vesting resulted in the recognition of pre-tax compensation cost of approximately $20 million, which is reported as loss from discontinued operations during the three months ended March 31, 2006. All vested options held by A.T. Kearney employees will be forfeited if not exercised within ninety days of the divestiture.

NOTE 8:  SEGMENT INFORMATION

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before restructuring and other), to measure segment profit or loss. Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Operating segments that have similar economic and other characteristics have been aggregated to form the Company's reportable segments. The accompanying segment information excludes the net results of A.T. Kearney which are included in discontinued operations in the unaudited condensed consolidated statements of operations (see Note 12). The results of the NMCI contract are included in the U.S. Government segment.

Following is a summary of certain financial information by reportable segment as of and for the three months ended March 31, 2006 and 2005 (in millions):

	2006		2005
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,305	$306	$2,231	$279
EMEA	1,595	182	1,374	142
Asia Pacific	328	30	303	15
U.S. Government	840	90	655	17
Other	7	(159)	6	(111)
Total Outsourcing	5,075	449	4,569	342
All other	3	(371)	168	(316)
Total	$5,078	$78	$4,737	$26

NOTE 9:  RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute $100 million to $200 million to its pension plans during fiscal year 2006, including discretionary and statutory contributions. The Company contributed $15 million to its defined benefit pension plans during the three months ended March 31, 2006.

Following is a summary of the components of net periodic pension cost recognized in earnings for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Service cost	$83	$89
Interest cost	116	116
Expected return on plan assets	(137)	(133)
Amortization of transition obligation	1	1
Amortization of prior-service cost	(9)	(8)
Amortization of net actuarial loss	20	14
Net periodic benefit cost	$74	$79

NOTE 10:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $8 million and $1 million during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, an aggregate of $207 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

At March 31, 2006, the Company had net deferred contract and set-up costs of $635 million, of which $179 million related to 20 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $327 million at March 31, 2006. Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

Pending Litigation and Proceedings

The Company and certain of its former officers are defendants in numerous shareholder class action suits filed from September through December 2002 in response to its September 18, 2002 earnings pre-announcement, publicity about certain equity hedging transactions that it had entered into, and the drop in the price of EDS common stock. The cases allege violations of various federal securities laws and common law fraud based upon purported misstatements or omissions of material facts regarding the Company's financial condition. In addition, five class action suits were filed on behalf of participants in the EDS 401(k) Plan against the Company, certain of its current and former officers and, in some cases, its directors, alleging the defendants breached their fiduciary duties under the Employee Retirement Income Security Act ("ERISA") and made misrepresentations to the class regarding the value of EDS shares. All of the foregoing cases have been centralized in the U.S. District Court for the Eastern District of Texas (the "District Court"). In addition, representatives of two committees responsible for administering the EDS 401(k) Plan notified the Company of their demand for payment of amounts they believe are owing to plan participants under Section 12(a)(1) of the Securities Act of 1933 (the "Securities Act") as a result of an alleged failure to register certain shares of EDS common stock sold pursuant to the plan during a period of approximately one year ending on November 18, 2002.

On July 7, 2003, the lead plaintiff in the consolidated securities action and the lead plaintiffs in the consolidated ERISA action each filed a consolidated class action complaint. The amended consolidated complaint in the securities action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), Rule 10b‑5 thereunder and Section 20(a) of the Exchange Act. The plaintiffs allege that the Company and certain of its former officers made false and misleading statements about the financial condition of EDS, particularly with respect to the NMCI contract and the accounting for that contract. The consolidated complaint in the ERISA action alleges violation of fiduciary duties under ERISA by some or all of the defendants and violation of Section 12(a)(1) of the Securities Act by selling unregistered EDS shares to plan participants. The defendants in the ERISA claims are EDS, certain current and former officers of EDS, members of the Compensation and

Benefits Committee of its Board of Directors, and certain current and former members of the two committees responsible for administering the plan.

On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action, subject to final approval of the settlement by the District Court. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million, substantially all of which was paid during the first quarter of 2006. The amount paid by the Company aggregated $77.5 million, with the remainder paid by its insurers (in addition to amounts paid by such insurers in respect of legal fees related to this action). The Company's portion of the settlement was recognized in its financial statements in prior periods. Two notices of appeal have been filed with respect to the District Court's approval of this settlement, one of which notices challenges only the amount of attorneys fees awarded to the counsel for plaintiffs.

On November 8, 2004, the District Court certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding the defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on that date the court certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court, and oral arguments were heard on the appeal on April 5, 2005. On May 5, 2005, the Company reached an agreement with the class representatives in the ERISA action to settle that action, subject to final approval of the settlement by an independent fiduciary and the District Court and receipt of certain assurances from the Department of Labor. Under the terms of the settlement, $16.5 million would have been paid entirely by one of the Company's insurers. In addition, the Company would have agreed to continue to make a matching contribution under the 401(k) Plan through 2006 and to make certain changes to the Plan. However, on June 30, 2005, the District Court denied the motions of the Company and the class representatives to approve the settlement. The Company intends to defend this action vigorously.

In addition, there are three derivative complaints filed by shareholders in the District Court of Collin County, Texas against certain current and former Company directors and officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements or omissions of material facts regarding the Company's financial condition similar to those raised in the class actions described above. These cases have been consolidated into a single action. This action will be defended vigorously.

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors and officers of the Company in the District Court. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of the Company against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company's business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification for the claims and litigation resulting from the defendants' alleged breach of their fiduciary duties. This action had been stayed pending the outcome of the consolidated securities action. On March 13, 2006, the District Court filed an order lifting the stay in this action based upon that court's final approval of the settlement of the consolidated securities action. This action will be defended vigorously.

In October 2004, two derivative complaints were filed in the District Court by shareholders against certain current and former directors and officers of the Company. The allegations against the Company include breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements or omissions of material facts regarding the Company's financial condition similar to those raised in the class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages. The actions had also been stayed pending resolution of the above referenced securities action. On March 13, 2006, the District Court filed an order lifting the stay in this action based upon that court's final approval of the settlement of the consolidated securities action. These actions will be defended vigorously.

The Company is not able to determine the actual impact of these actions on its consolidated financial statements. However, it is reasonably possible that the Company may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on its liquidity and financial condition.

The SEC staff is conducting a formal investigation of matters relating to the Company's derivatives contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, the Company's NMCI contract, a contract with a client of the Company that contained a prepayment provision, and the Company's guidance and other events leading up to its third quarter 2002 earnings announcement. The SEC has deposed current and former members of the Company's management and the NMCI account team as well as other witnesses regarding these issues. The SEC staff is also investigating allegations that a former employee working in India for a branch of a former subsidiary of the Company made questionable payments allegedly to further that entity's business in India, a matter which the Company self-reported to the SEC staff and other relevant governmental authorities. The SEC staff's investigation is ongoing and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

In July 2004, the Company voluntarily reported to the SEC staff a matter regarding a transaction with a third party, which was subsequently identified as Delphi. The transaction was not material to the Company. In September 2004, Delphi reported that in August 2004 it had received a formal order of investigation from the SEC indicating its staff had commenced an inquiry regarding, among other things, payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for system implementation services in 2002 and in early 2003. In addition, Delphi reported that the staff was also reviewing the accounting treatment of other suppliers of IT services to Delphi. The SEC has formally requested documents and witness interviews relating to the Company's transactions with Delphi. The Company has been cooperating with the SEC staff regarding this matter and will continue to do so.

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $550 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $220 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $450 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $200 million); and, (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $175 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $8.1 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $830 million); (2) pre-contract negligent misrepresentation in the amount of £480 million (approximately $830 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $715 million); (4) breach of contract in the amount of £179 million (approximately $310 million). The principal stated reason for the increases in amount of damages is that the claimants have now taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they now require. Claimants say they will further re-assess these alleged losses prior to trial. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million. The Company intends to defend against these allegations vigorously. Discovery is ongoing in this matter and trial is scheduled for October 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse effect on our consolidated results of operations or financial condition.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's ultimate liability for such claims and pending actions at March 31, 2006 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 11:  ACQUISITIONS

On March 1, 2005, the Company and Towers Perrin entered into a joint venture whereby Towers Perrin contributed cash and its pension, health and welfare administration services business and the Company contributed cash and its payroll and related human resources ("HR") outsourcing business to a new company, known as ExcellerateHRO LLP. Upon closing of the transaction, Towers Perrin received $417 million in cash and a 15% minority interest, representing total consideration paid by the Company to Towers Perrin, and the Company received an 85% interest in the new company. The acquisition enabled the Company to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The consolidated statements of operations include the results of the acquired business since the date of acquisition. The transaction was accounted for as an acquisition by the Company with the purchase price being allocated as follows: property and equipment - $17 million; other intangibles - $48 million; goodwill - $421 million; other assets - $5 million; accrued expenses - $4 million; and minority interest -

$70 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and its advisors' projections of operating results of the new company, the ability to accelerate the Company's growth in the HR outsourcing market and the competitive differentiation offered by the relationship with Towers Perrin. Towers Perrin may require the Company to purchase its minority interest in the joint venture at any time after March 1, 2010, or prior to that date upon the occurrence of certain events (including the breach by the Company of certain transaction related agreements, the failure of the joint venture to achieve certain financial results or certain events related to the Company), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. In addition, the Company may require Towers Perrin to sell its minority interest in the joint venture to the Company at any time after March 1, 2012, or prior to that date upon the occurrence of certain events (including the breach by Towers Perrin of certain transaction related agreements or certain events related to Towers Perrin), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

NOTE 12:  DISCONTINUED OPERATIONS

The Company completed the sale of its A.T. Kearney subsidiary to the firm's management effective January 20, 2006. The subsidiary is classified as "held for sale" at December 31, 2005 and its results for the three months ended March 31, 2006 and 2005 are included in loss from discontinued operations. Proceeds from the sale include a 10-year promissory note from the buyer valued at $52 million. The cash portion of the purchase price was offset by the cash transferred with the divested business and transaction costs. Upon consummation of the transaction in January 2006, the Company recorded an equity translation benefit of $21 million and a stock compensation charge of $20 million. No interest expense has been allocated to discontinued operations for any of the periods presented. Discontinued operations also includes the net results of the maintenance, repair and operations (MRO) management services business which was transferred by A.T. Kearney to the Company prior to the divestiture and is classified as "held for sale" at March 31, 2006 and December 31, 2005.

Following is a summary of assets and liabilities at March 31, 2006 and December 31, 2005 which are reflected in the unaudited condensed consolidated balance sheet as "held for sale" (in millions):

	March 31,	December 31,
	2006	2005
Marketable securities	$-	$23
Accounts receivable, net	137	217
Prepaids and other	3	34
Deferred income taxes	-	14
Property and equipment, net	1	26
Investments and other assets	-	3
Other intangible assets, net	-	28
Assets held for sale	$141	$345

Accounts payable	$56	$105
Accrued liabilities	45	138
Pension benefit liability	-	26
Minority interest and other long-term liabilities	-	6
Liabilities held for sale	$101	$275

Following is a summary of loss from discontinued operations before income taxes, excluding gains and losses, for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Revenues	$36	$203
Costs and expenses	47	222
Operating loss	(11)	(19)
Other income (expense)	-	-
Loss from discontinued operations before income taxes	$(11)	$(19)

Loss from discontinued operations for the three months ended March 31, 2006 includes a net pre-tax loss of $9 million related to the sale of A.T. Kearney and certain businesses classified as discontinued operations in prior years, and an income tax benefit of $11 million. Such loss is subject to change based on a final reconciliation of the balance sheet and working capital as of January 14, 2006. Loss from discontinued operations for the three months ended March 31, 2005 include a pre-tax gain of $3 million related to the sale of certain businesses classified as discontinued operations in prior years, and an income tax benefit of $6 million.

NOTE 13:  OTHER OPERATING (INCOME) EXPENSE

Following is a summary of other operating (income) expense for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Pre-tax gain on disposal of wireless clearing businesses	$(1)	$-
Restructuring costs, net of reversals	-	(4)
Total	$(1)	$(4)

During the three months ended March 31, 2005, the Company reversed restructuring-related employee separation charges of $4 million recognized in prior periods. Restructuring actions contemplated under prior restructuring plans are essentially complete as of March 31, 2006 with remaining accruals of $16 million comprised primarily of future severance-related payments to terminate employees.

NOTE 14:  SUBSEQUENT EVENTS

In April 2006, the Company announced a conditional offer to acquire a controlling interest (approximately 52%) in MphasiS BFL Limited, an applications and business process outsourcing services company based in Bangalore, India. The offer is contingent upon the Company acquiring 83 million shares of the current shares outstanding. The estimated cash purchase price of the controlling interest would be approximately $380 million.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. First quarter 2006 revenues of $5.1 billion increased 7% from the prior year first quarter and 10% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. This increase was attributable principally to increased revenues in our Europe, Middle East and Africa (EMEA) segment and our U.S. government business, which includes our Navy Marine Corps Intranet ("NMCI") contract. We reported income from continuing operations of $33 million, or $0.06 per share, in the first quarter of 2006, compared to $14 million, or $0.03 per share, in the year-ago period. This increase was attributable to improved performance on our major contracts, including NMCI, as well as increased efficiency in our service delivery, and was achieved despite a significant increase in the rate of our investments in our infrastructure and new service offerings and higher stock compensation expense due to accelerated vesting of certain stock options. Income from continuing operations excludes the net results of A.T. Kearney which are included in discontinued operations in the unaudited condensed consolidated statements of operations.

General Motors Recompete. In February 2006, GM announced the results of a recompete process which covered a majority of the work we perform under our ten-year Master Service Agreement ("MSA") which expires in June 2006. We were awarded approximately 70% of the contracts we bid on with a total contract value of approximately $3.6 billion over five years. We expect annualized revenue from GM of approximately $1.2-$1.4 billion over the next five years, including the business recently awarded as well as other GM business not part of the recompete. We expect 2006 revenue from GM, which will include the MSA through June 7, 2006, will be approximately $1.6 billion. We do not expect a significant change in our operating margins attributable to GM revenue compared to 2005.

A.T. Kearney. In January 2006, we sold our A.T. Kearney management consulting business. That subsidiary is classified as "held for sale" at December 31, 2005 and its results are included in income (loss) from discontinued operations. We refer you to Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Share Repurchase Authorization. On February 21, 2006 we announced that the Board of Directors had authorized a $1 billion share repurchase program over 18 months. On February 23, 2006 we entered into a $400 million accelerated share repurchase ("ASR") agreement (see Note 6 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements).

Stock-Based Compensation. During the three months ended March 31, 2006, approximately 7.6 million outstanding stock options became exercisable when our stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million. Total compensation expense related to stock options and performance-based restricted stock units, excluding discontinued operations, was $53 million ($0.07 per share) and $45 million ($0.06 per share), respectively, for the three months ended March 31, 2006 and 2005. We estimate compensation expense related to stock options and performance-based restricted stock units will reduce our full-year earnings by approximately $0.22 per share in 2006.

Share Count. At the end of the quarter, the weighted-average number of shares used to compute basic and dilutive earnings per share was 522 million and 533 million respectively. Included in the basic share count for the quarter is the effect of our $400 million ASR discussed above whereby we repurchased approximately 15 million shares, and 8.5 million shares from employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares under the $1 billion Board of Directors authorization, offset by the dilutive effects of all our employee stock-based compensation plans. In addition, the share count could be impacted further by approximately 20 million shares when our convertible debt becomes dilutive under the "if converted" methodology with related interest being adjusted accordingly.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2010. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at a price equal to 85% of the full seat price. At March 31, 2006, we had approximately 319,000 computer seats under management that were then billable, and approximately 87% of these seats were operating under the NMCI environment.

On March 24, 2006, we entered into a contract modification with the DoN pursuant to which the DoN exercised its option to extend this contract by three years through September 2010. The contract was also amended to, among other things, incorporate pricing for legacy support, restructure client satisfaction incentive methods to allow for objective metrics, extend the refresh period for a majority of desktop seats, establish the economic lives and valuation methodology for equipment and related infrastructure payable in the event of the DoN's election to purchase such equipment at contract termination, and increase the DoN's minimum purchase requirements by an aggregate of $500 million over program years 2006 through 2010, provide for the payment to EDS of $100 million in cash (which amount was received in the second quarter of 2006), and provide for the release by EDS of certain claims related to the contract. The $100 million cash payment was allocated to future services and will be recognized as revenue on a straight-line basis over the remaining term of the contract due to the fact that the contract modifications were negotiated in their entirety and not as separate elements. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases based on revised estimates of economic lives, as agreed between the parties in the modification (20 years). Additionally, certain previously impaired infrastructure assets will not be depreciated in the future as their current net book value of $58 million is less than their estimated residual value at contract termination. The impact of such change in depreciation was not material during the three months ended March 31, 2006, nor is it expected to be material in future periods. We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $279 million and $349 million, respectively, at March 31, 2006. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during the quarter, and operating profit for the contract is expected to improve over the remainder of 2006. In addition, operating profit for the contract during 2006 is expected to improve significantly over prior years as a result of higher levels of seat deployment and service delivery improvements.

U.K. Ministry of Defence. In March 2005, a consortium led by us was awarded a ten-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of this increment was approximately $3.9 billion over ten years. Billings under the contract during 2005 were primarily based upon the achievement of milestones during the initial development and subsequently are based primarily on the number of seats deployed. Our upfront expenditure and capital investment requirements for this contract during the quarter adversely impacted our free cash flow and earnings. Many of the services and service delivery challenges required by this contract are similar to those required by the NMCI contract discussed above, and accordingly, many of the risks are the same. We have applied lessons learned from our experience with the NMCI contract to this contract, including contract terms with clearly defined client and EDS accountability and improved program management. We have met client expectations regarding key deliverables under this contract despite program changes and inability to achieve certain related dependencies that have extended the initial development timeline. This contract provides for adjustments to reflect the financial impact to EDS of client driven program changes and inability to achieve dependencies. We are working with the client to agree upon the appropriate adjustments provided for under the contract. If we do not reach satisfactory resolution with respect to these matters or for any future delays in the development timeline or seat deployment schedule our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Investments. We refer you to the discussion of the planned new investments in our infrastructure and in new service offerings described under "Progress on Initiatives" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K"). These include investments in our global secure network, business management transformation, service delivery automation and "Best Shore" initiatives. Our investments in these initiatives increased significantly during the first quarter of 2006. These investments reduced our earnings by approximately $0.12 per share during the first quarter of 2006, compared to approximately $0.02 per share in the first quarter of 2005. We expect the amount of these investments to increase by 50%-100% during the second quarter of 2006 compared to the first quarter, with such increase attributable to additional severance expense as we implement our workforce alignment initiatives.

Total Contract Value of Contract Signings. The total contract value ("TCV") of new business signed during the first quarter of 2006 was approximately $10.0 billion, up 45% from $6.9 billion in the first quarter of 2005. TCV of contract signings in the first quarter of 2006 includes approximately $3.6 billion related to the GM recompete and $3.9 in respect of the extension of the NMCI contract referred to above. We expect TCV of contract signings in 2006 to be in excess of $23 billion. We refer you to the discussion of our calculation of TCV under the heading "Total Contract Value of Contract Signings" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Form 10-K.

Results of Operations

Revenues. Following is a summary of our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Three Months Ended March 31,
	2006	2005
As reported revenue growth	7%	(5)%
Impact of foreign currency changes	4%	(2)%
Fixed U.S. dollar revenue growth	11%	(7)%
Impact of acquisitions	(1)%	(1)%
Impact of divestitures	-	-
Organic revenue growth	10%	(8)%

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

The 10% increase in organic revenues in 2006 was attributable to a $230 million, or 17%, increase in EMEA, a $186 million, or 28%, increase in U.S. Government, which includes the results of our NMCI contract, a $25 million, or 8%, increase in Asia Pacific and a $21 million, or 1%, increase in the Americas. The increase in EMEA was primarily attributable to our contract with the U.K. Ministry of Defence which commenced April 2005, as well as increased revenues from other contracts with European clients, primarily the U.K. government. The increase in the U.S. Government was primarily attributable to the modification of the NMCI contract. We refer you to the discussion of the NMCI contract in "Overview" above.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 10.4% and 9.6%, respectively, for the three months ended March 31, 2006 and 2005. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide productivity initiatives including better sourcing and other cost structure improvements (160 basis points) and improved performance on the NMCI contract (110 basis points), offset by incremental costs related to investments in our infrastructure and new service offerings (195 basis points), including the upfront investment in the U.K. Ministry of Defence contract referred to above.  We refer you to the discussion of the NMCI contract in "Overview" above.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.9% and 9.2%, respectively, during the three months ended March 31, 2006 and 2005. The decrease in our SG&A percentage in 2006 was primarily attributable to the increase in revenues discussed above while maintaining SG&A spend between periods.

Other operating (income) expense. Following is a summary of other operating (income) expense for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Pre-tax gain on disposal of wireless clearing businesses	$(1)	$-
Restructuring costs, net of reversals	-	(4)
Total	$(1)	$(4)

We refer you to Note 13 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the components of other operating (income) expense.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Interest expense	$(60)	$(63)
Interest income and other, net	38	56
Total	$(22)	$(7)

The decrease in interest income and other in 2006 was primarily due to non-recurring foreign currency transaction gains recognized in the first quarter of 2005 versus a small loss in 2006.

Income taxes. Our effective tax rates on income from continuing operations were 41.1% and 26.3% for the three months ended March 31, 2006 and 2005, respectively. The tax rate in 2006 was impacted by the expiration of the U.S. research and development credit which had a negative impact on earnings of approximately $0.01 per share.

The U.S. research and development tax credit expired as of December 31, 2005. We have determined our 2006 guidance on the basis that the credit will be extended with retroactive effect to January 1, 2006. In the event that the legislation is not passed, full year guidance could be impacted, and quarterly results will continue to be adversely impacted until the extension of the credit is signed and can be reflected in the full year effective tax rate. Historically, these credits have approximated $45 million per year for continuing operations.

Our effective tax rate will fluctuate also in the future as a result of the application of Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment. As we record expense under SFAS 123R, a deferred tax asset is recorded. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset charged to tax expense in the period of exercise or expiration would result in a higher effective tax rate in such period.

In May 2006, the Texas state legislature passed a bill to repeal the existing Texas Franchise Tax system and implement a new Gross Margins Tax. If the bill is enacted, we may be required to write-off all or some of our net deferred tax assets attributable to our Texas operations. As of March 31, 2006, we had approximately $20 million of net deferred tax assets, primarily net operating losses and tax carryforwards.

Discontinued operations. Loss from discontinued operations, net of income taxes, was $(9) million and $(10) million, respectively, for the three months ended March 31, 2006 and 2005. Discontinued operations is comprised primarily of the net results of A.T. Kearney which was classified as "held for sale" at December 31, 2005 and sold in January 2006. Discontinued operations also includes the net results of the maintenance, repair and operations (MRO) management services business which was transferred to us by A.T. Kearney prior to the divestiture and is classified as "held for sale" at March 31, 2006 and December 31, 2005. We refer you to Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Net income. Income from continuing operations was $33 million, or $0.06 per share, for the three months ended March 31, 2006 compared with $14 million, or $0.03 per share, for the three months ended March 31, 2005. Net income was $24 million for the three months ended March 31, 2006 compared with $4 million for the three months ended March 31, 2005. Basic and diluted earnings per share were $0.05 for the three months ended March 31, 2006 compared with $0.01 for the three months ended March 31, 2005.

Segment information. We refer you to Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments for the three months ended March 31, 2006 and 2005.

Financial Position

At March 31, 2006, we held cash and marketable securities of $2.9 billion, had working capital of $3.0 billion, and had a current ratio (current assets/current liabilities) of 1.62-to-1. This compares to cash and marketable securities of $3.2 billion, working capital of $3.5 billion, and a current ratio of 1.68-to-1 at December 31, 2005. Approximately 8% of our cash and cash equivalents and marketable securities at March 31, 2006 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 59 days at March 31, 2006 compared to 58 days at December 31, 2005. Days payable outstanding were 21 days at March 31, 2006 compared to 19 days at December 31, 2005.

Total debt was $3.2 billion at March 31, 2006 versus $3.3 billion at December 31, 2005. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 30% at March 31, 2006 and December 31, 2005.

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

At March 31, 2006, the estimated future asset purchases to be financed under existing arrangements were $60 million, and there were outstanding an aggregate of $207 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $225 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations, including payments made during the first three months of 2006 and payments due in the remaining nine months of 2006 (in millions):

		Payments Made / Due by Period
	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt, including current portion and interest(1)	$ 5,061	$ 541	$ 545	$ 1,776	$ 2,199
Operating lease obligations	1,449	320	482	251	396
Purchase obligations(2)	4,534	1,269	2,018	1,166	81
Total(3)	$ 11,044	$ 2,130	$ 3,045	$ 3,193	$ 2,676

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

Liquidity and Capital Resources

Following is a summary of our cash flows for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$215	$58
Net cash used in investing activities	(69)	(441)
Net cash used in financing activities	(328)	(47)
Free cash flow	(38)	(82)

Operating activities. The increase in cash provided by operating activities during the first quarter of 2006 compared to the first quarter of 2005 was due to a $40 million decrease in earnings, adjusted to exclude non-cash operating items, offset by a $197 change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a decrease in tax and vendor payments, offset by non-recurring net payments of $65 million associated with the settlement of shareholder litigation.

Investing activities. The net change in cash used in investing activities in 2006 was primarily due to a decrease in acquisition payments (see Note 11 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements). This decrease was somewhat offset by an increase in payments for purchases of software and equipment.

Financing activities. The increase in net cash used in financing activities in 2006 was primarily due to the purchase of treasury stock through an accelerated share repurchase agreement. We refer you to the discussion of our share repurchase authorization in "Overview" above. The purchase of treasury stock was partially offset by an increase in cash provided by employee stock transactions.

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

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$215	$58

Capital expenditures:
Proceeds from investments and other assets	105	81
Payments for purchases of property and equipment	(182)	(146)
Payments for investments and other assets	(10)	(8)
Payments for purchases of software and other intangibles	(133)	(39)
Other investing activities	4	7
Capital lease payments	(37)	(35)
Total capital expenditures	(253)	(140)
Free cash flow	(38)	(82)

Other investing and financing activities:
Proceeds from sales of marketable securities	959	403
Net proceeds from divested assets and non-marketable securities	(11)	1
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	-	(417)
Payments for purchases of marketable securities	(801)	(323)
Payments on long-term debt	(1)	-
Purchase of treasury stock	(401)	-
Employee stock transactions	125	14
Dividends paid	(26)	(26)
Other financing activities	12	-
Effect of exchange rate changes on cash and cash equivalents	1	(17)
Net decrease in cash and cash equivalents	$(181)	$(447)

Our gross capital requirement was approximately $330 million for the three months ended March 31, 2006, including equipment and real estate leases and the use of CSFTs.

Covenants. Our unsecured credit facilities contain certain financial and other restrictive covenants and representations and warranties that would allow any amounts outstanding under the facilities to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenants include a minimum net worth covenant, a fixed charge coverage requirement and a leverage ratio requirement. We were in compliance with all covenants at March 31, 2006.

Following is a summary of the financial covenant requirements under our unsecured credit facilities and the calculated amount or ratios at March 31, 2006 (dollars in millions):

	As of and for the Year Ended March 31, 2006
	Covenant	Actual
Minimum net worth	$6,533	$7,363
Leverage ratio	2.00	1.58
Fixed charge coverage ratio	1.25	1.77

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at March 31, 2006:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Stable	Negative	Stable

At March 31, 2006, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At March 31, 2006, we had total liquidity of $3.5 billion, comprised of unrestricted cash and marketable securities of $2.6 billion and availability under our unsecured credit facilities of $845 million. Management currently intends to maintain liquidity in an amount equal to at least 12 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments.

New Accounting Pronouncements

On March 31, 2006, the Financial Accounting Standards Board issued an exposure draft for proposed changes in employers' accounting for defined benefit pension and other postretirement plans. Under the proposed changes, the additional minimum liability (and related intangible asset) would be eliminated, the funded status of each plan would be recognized on the balance sheet, transition amounts would no longer be amortized, and companies would no longer have the option of an early measurement date. The comment period for the exposure draft ends on May 31, 2006, and a final statement is expected to issued effective for fiscal years ended after December 31, 2006.

If the proposed statement is issued in its current form, we would no longer use October 31 as our measurement date, and all assets and obligations would be measured as of December 31. Further, based on information at the valuation date of October 31, 2005, we would decrease equity by approximately $740 million, before tax effect, decrease intangible assets by approximately $20 million, and increase liabilities by approximately $720 million. The actual impact of adoption of the proposed statement could differ significantly from these estimates due to potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including our returns on pension assets, pension contributions, and changes in interest rates. The change in accounting resulting from the proposed pronouncement will not affect our compliance with financial covenants contained in our credit facility since the provisions of such facility permit the exclusion of changes in generally accepted accounting principles from the covenant calculations.

 Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding future financial performance, TCV of new contract signings and other forward-looking financial information. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. Federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our multi-year plan and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; the degree to which third parties continue to outsource IT and business processes; and the factors discussed elsewhere in this Form 10‑Q and under the heading Risk Factors in Item 1A to Part I of our 2005 Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 For quantitative and qualitative disclosures about market risk affecting EDS, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our 2005 Form 10-K, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005, with the exception of our exposure with respect to the Accelerated Share Repurchase Agreement referred to in Part II, Item 2 of this Form 10-Q below.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

EDS evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Co-Chief Financial Officers. Based upon their evaluation, our management, including our Chief Executive Officer and Co-Chief Financial Officers, have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended March 31, 2006. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 10 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Form 10-Q and our 2005 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K. There has been no material changes to the risk factors discussed in our 2005 Form 10-K. We are updating the risk factor below to provide information regarding the value of assets for contracts with ongoing construct activities, and the value of remaining long-lived assets and lease receivables associated with the NMCI contract, as of March 31, 2006.

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.5 billion at March 31, 2006, including approximately $0.9 billion associated with the NMCI contract (net of impairment charges associated with this contract in previous years). Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under "Overview - 2005 Highlights" in our 2005 Form 10-K for further information regarding our risks under such contracts. Remaining long-lived assets and lease receivables associated with the NMCI contract totaled $279 million and $349 million, respectively, at March 31, 2006. In addition, we refer you to the discussion under "Overview - 2005 Highlights" in our 2005 Form 10-K for further information regarding our risks under a commercial contract for which we recognized a $37 million non-cash impairment charge in 2005.

The risks discussed in our 2005 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by EDS of shares of its common stock during the three months ended March 31, 2006.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 -31, 2006	-	-	-	-
February 1 - 28, 2006	(1)	$26.61	15,031,943	(1)
March 1 - 31, 2006	-		-	-
Total	(1)	$26.61	15,031,943	(1)

(1) On February 21, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, the Company entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which the Company repurchased 15,031,943 shares of its common stock at a price per share of $26.61. Under the agreement, the financial institution plans to purchase an equivalent number of shares of common stock in the open market from time to time until it has acquired that number. The final amount to be paid under such arrangement will be determined by the actual cost incurred by the financial institution for the purchase of such shares in open market transactions over a period of four months. At the Company's election, any payments required to be remitted could be in cash or in shares of the Company's common stock. Settlement is expected to occur in the second quarter of 2006, depending upon the timing and pace of purchases.

ITEM 6.  EXHIBITS

10.1.

Form of 2006 Performance RSU Award Agreement for executive officers other than Michael H. Jordan and Jeffrey M. Heller (filed as Exhibit 10.1 to our Form 8-K dated March 15, 2006 and incorporated by reference herein).

10.2.	Form of 2006 Performance RSU Award Agreement for Michael H. Jordan and Jeffrey M. Heller (filed as Exhibit 10.2 to our Form 8-K dated March 15, 2006 and incorporated by reference herein).
10.3.

Form of 2006 Stock Option Award Agreement for executive officers other than Michael H. Jordan and Jeffrey M. Heller (filed as Exhibit 10.3 to our Form 8-K dated March 15, 2006 and incorporated by reference herein).

10.4.	Form of 2006 Stock Option Award Agreement for Michael H. Jordan and Jeffrey M. Heller (filed as Exhibit 10.4 to our Form 8-K dated March 15, 2006 and incorporated by reference herein).
10.5

Letter Agreement dated February 23, 2006, between Electronic Data Systems Corporation and Credit Suisse, New York Branch, related to accelerated share repurchase transaction (filed as Exhibit 10.1 to our Form 8-K dated February 23, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Co-Chief Financial Officers pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2006	By: /S/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Co-Chief Financial Officer and
Vice President, Finance Administration
(Co-Principal Financial Officer)

Dated: May 5, 2006	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Co-Chief Financial Officer, Vice President
and Treasurer
(Co-Principal Financial Officer)

Dated: May 5, 2006	By: /S/ SCOT H. MCDONALD
Scot H. McDonald
Vice President, Corporate Controller
(Principal Accounting Officer)