Form 10-Q
period 2006-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2006-08-04
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File No. 01-11779

ELECTRONIC DATA SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2548221 (I.R.S. Employer Identification No.)
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

As of July 31, 2006, there were 517,616,894 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

 PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$5,194	$5,000	$10,272	$9,737

Costs and expenses
Cost of revenues	4,567	4,484	9,118	8,765
Selling, general and administrative	476	437	926	871
Other operating income	(4)	(6)	(5)	(10)
Total costs and expenses, net	5,039	4,915	10,039	9,626

Operating income	155	85	233	111

Interest expense	(63)	(60)	(123)	(123)
Interest income and other, net	37	34	75	90
Other expense, net	(26)	(26)	(48)	(33)

Income from continuing operations before income taxes	129	59	185	78

Provision for income taxes	20	27	43	32
Income from continuing operations	109	32	142	46
Loss from discontinued operations, net of income taxes	(5)	(6)	(14)	(16)
Net income	$104	$26	$128	$30

Basic earnings per share of common stock
Income from continuing operations	$0.21	$0.06	$0.28	$0.09
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net income	$0.20	$0.05	$0.25	$0.06

Diluted earnings per share of common stock
Income from continuing operations	$0.21	$0.06	$0.27	$0.09
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Net income	$0.20	$0.05	$0.24	$0.06

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$1,774	$1,899
Marketable securities	1,080	1,321
Accounts receivable, net	3,376	3,311
Prepaids and other	833	848
Deferred income taxes	565	778
Assets held for sale	146	345
Total current assets	7,774	8,502

Property and equipment, net	2,117	1,967
Deferred contract costs, net	666	638
Investments and other assets	716	684
Goodwill	4,295	3,832
Other intangible assets, net	757	640
Deferred income taxes	1,074	824
Total assets	$17,399	$17,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$594	$492
Accrued liabilities	2,287	2,430
Deferred revenue	1,686	1,329
Income taxes	56	208
Current portion of long-term debt	322	314
Liabilities held for sale	106	275
Total current liabilities	5,051	5,048

Pension benefit liability	1,295	1,173
Long-term debt, less current portion	2,908	2,939
Minority interests and other long-term liabilities	511	415
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at June 30, 2006 and 526,199,617 shares issued at December 31, 2005	5	5
Additional paid-in capital	2,881	2,682
Retained earnings	5,385	5,371
Accumulated other comprehensive loss	(181)	(367)
Treasury stock, at cost, 14,867,699 shares at June 30, 2006 and 2,913,605 shares at December 31, 2005	(456)	(179)
Total shareholders' equity	7,634	7,512
Total liabilities and shareholders' equity	$17,399	$17,087

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$128	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	647	719
Deferred compensation	102	116
Other long-lived asset write-downs	18	6
Other	(14)	122
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	79	(293)
Prepaids and other	(118)	(49)
Deferred contract costs	(81)	(52)
Accounts payable and accrued liabilities	(32)	(155)
Deferred revenue	289	56
Income taxes	(178)	(153)
Total adjustments	712	317
Net cash provided by operating activities	840	347

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	1,431	818
Proceeds from investments and other assets	171	173
Net proceeds from divested assets and non-marketable equity securities	(11)	1
Payments for purchases of property and equipment	(327)	(311)
Payments for investments and other assets	(35)	(12)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(349)	(552)
Payments for purchases of software and other intangibles	(267)	(98)
Payments for purchases of marketable securities	(1,193)	(664)
Other	12	12
Net cash used in investing activities	(568)	(633)

Cash Flows from Financing Activities
Payments on long-term debt	(10)	(310)
Capital lease payments	(70)	(75)
Purchase of treasury stock	(455)	-
Employee stock transactions	175	29
Dividends paid	(52)	(53)
Other	14	-
Net cash used in financing activities	(398)	(409)
Effect of exchange rate changes on cash and cash equivalents	1	(18)
Net decrease in cash and cash equivalents	(125)	(713)
Cash and cash equivalents at beginning of period	1,899	2,102
Cash and cash equivalents at end of period	$1,774	$1,389

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

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation, including reclassification of balances associated with discontinued operations.

NOTE 2:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and six months ended June 30, 2006 and 2005 (in millions):

	2006	2005
For the three months ended June 30:
Basic earnings per share	518	518
Diluted earnings per share	528	524
For the six months ended June 30:
Basic earnings per share	520	517
Diluted earnings per share	531	523

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and six months ended June 30, 2006 and 2005 (in millions):

	2006	2005
For the three months ended June 30:
Common stock options and warrants	15	46
Convertible debt	20	20
For the six months ended June 30:
Common stock options and warrants	15	47
Convertible debt	20	20

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.9 billion and $4.8 billion at June 30, 2006 and December 31, 2005, respectively. Depreciation expense for the three months ended June 30, 2006 and 2005 was $189 million and $217 million, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was $367 million and $425 million, respectively.

NOTE 4:  DEFERRED CONTRACT COSTS

During 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract's deferred contract costs. Remaining long-lived assets associated with this contract totaled $157 million at June 30, 2006. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amounts of the Company's remaining equity interest in the partnership were $28 million and $55 million, respectively, at June 30, 2006 and December 31, 2005. The decrease in the carrying amount in 2006 was due to the sale of certain lease investments in the partnership and a related cash distribution to the Company. The partnership's remaining leveraged lease investments include leases with American Airlines and one non-U.S. airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the Navy Marine Corps Intranet ("NMCI") contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $323 million and $408 million at June 30, 2006 and December 31, 2005, respectively. Future minimum lease payments to be received under the NMCI contract were $350 million and $358 million at June 30, 2006 and December 31, 2005, respectively. The unguaranteed residual values accruing to the Company were $1 million and $78 million, and unearned interest income related to these leases was $28 million and $28 million at June 30, 2006 and December 31, 2005, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the unaudited condensed consolidated balance sheets. Future minimum lease payments to be received were as follows:  2006 - $107 million; 2007 - $146 million; 2008 - $76 million; 2009 - $16 million; 2010 - $5 million.

NOTE 6:  COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income (loss) was $252 million and $(106) million for the three months ended June 30, 2006 and 2005, respectively. Comprehensive income (loss) was $314 million and $(219) million for the six months ended June 30, 2006 and 2005, respectively. The difference between comprehensive income (loss) and net income for the three and six months ended June 30, 2006 and 2005 resulted primarily from foreign currency translation adjustments. During the six months ended June 30, 2006, cumulative translation gains of $21 million related to A.T. Kearney were reclassified from accumulated other comprehensive loss to net income (see Note 14).

In connection with its employee stock incentive plans, the Company issued 5.5 million shares of treasury stock at a cost of $176 million during the six months ended June 30, 2006 (see Note 7). The difference between the cost and fair value at the date of issuance of those shares with a cost in excess of fair value has been recognized as a charge to retained earnings of $62 million during the six months ended June 30, 2006.

On February 21, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, the Company entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which the Company expected to repurchase approximately 15.0 million shares of its common stock at a price of $26.61 per share. Under the final settlement of the agreement, the financial institution repurchased 15.3 million shares of common stock in the open market during the repurchase period which ended on May 31, 2006. The final amount paid under the arrangement was $26.16 per share, excluding fees and commissions. The Company also repurchased 2.2 million shares in the open market during the second quarter at an average cost of $24.31 per share, excluding fees and commissions.

NOTE 7:  STOCK-BASED COMPENSATION

Stock Options

During March 2006, the Company issued options to purchase approximately 1.6 million shares of common stock with fair values of $8.84 per option. These options are scheduled to vest in February 2009. Total compensation expense for stock options was $22 million ($15 million net of tax) and $37 million ($24 million net of tax), respectively, for the three months ended June 30, 2006 and 2005. Total compensation expense for stock options for the three months ended June 30, 2005 includes $6 million ($4 million net of tax) reported in loss from discontinued operations. Total compensation expense for stock options was $79 million ($53 million net of tax) and $90 million ($60 million net of tax), respectively, for the six months ended June 30, 2006 and 2005, including $16 million ($10 million net of tax) and $14 million ($9 million net of tax), respectively, which is reported in loss from discontinued operations. During the first quarter of 2006, approximately 7.6 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

As of June 30, 2006, options to purchase 40.9 million shares of common stock were outstanding with a weighted-average exercise price of $26 per share, of which options to purchase 27.3 million shares were exercisable with a weighted-average exercise price of $27 per share. At December 31, 2005, options to purchase 51.9 million shares of common stock were outstanding with a weighted-average exercise price of $26 per share, of which 26.0 million shares were exercisable with a weighted-average exercise prices of $29 per share.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise. Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

Certain stock option grants contain market conditions that accelerate vesting if the Company's stock reaches certain target prices. As of June 30, 2006, options to purchase approximately 4.0 million shares of common stock were outstanding that would become exercisable if the closing price of the Company's stock is above $28.76 per share for ten consecutive trading days. This would result in acceleration of unamortized compensation expense of approximately $14 million as of June 30, 2006. Regularly scheduled vesting for the grants is expected to occur in March 2008.

The Company plans to utilize treasury shares acquired under the repurchase program authorized in February 2006 (see Note 6) to satisfy future share option exercises and the vesting of restricted stock awards.

Restricted Stock Units

The Company grants performance-based restricted stock units to certain employees. The number of units of each grant that will vest is dependent upon the Company's achievement of certain financial performance metrics over a three-year performance period and the employee's continued employment. The Company estimates the number of units that will vest based on the Company's financial performance since inception of the performance period and current expectations of the Company's future financial performance over the remainder of the performance period. Compensation expense for units is recorded on a straight-line basis over the vesting period. Cumulative compensation expense for each grant is adjusted in the period in which there is a change in the estimated number of units that will vest.

During March 2006, the Company issued approximately 5.9 million restricted stock units with a weighted-average fair value of $25.45 per unit. Regularly scheduled vesting will occur in February 2009. Total compensation expense for restricted stock units was $26 million ($17 million net of tax) and $20 million ($13 million net of tax), respectively, for the three months ended June 30, 2006 and 2005. Total compensation expense for restricted stock units for the three months ended June 30, 2005 includes $5 million ($3 million net of tax) reported in loss from discontinued operations. Total compensation expense for restricted stock units was $45 million ($32 million net of tax) and $26 million ($17 million net of tax), respectively, for the six months ended June 30, 2006 and 2005, including $4 million ($3 million net of tax) and $9 million ($6 million net of tax), respectively, which is reported in loss from discontinued operations.

A.T. Kearney

As a result of the divestiture of A.T. Kearney in January 2006, vesting was accelerated for options to purchase 2.1 million shares of common stock and 0.3 million restricted stock units, and unvested options to purchase 0.2 million shares were forfeited. This accelerated vesting resulted in the recognition of pre-tax compensation cost of approximately $20 million, which is reported as loss from discontinued operations during the six months ended June 30, 2006. All vested options held by A.T. Kearney employees were exercised or forfeited within ninety days of the divestiture.

NOTE 8:  SEGMENT INFORMATION

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before other operating expense), to measure segment profit or loss. Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Operating segments that have similar economic and other characteristics have been aggregated to form the Company's reportable segments. The accompanying segment information excludes the net results of A.T. Kearney which are included in discontinued operations in the unaudited condensed consolidated statements of operations (see Note 14). The results of the NMCI contract are included in the U.S. Government segment.

Following is a summary of certain financial information by reportable segment as of and for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,
	2006		2005
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,368	$364	$2,298	$318
EMEA	1,598	215	1,460	218
Asia Pacific	352	39	381	39
U.S. Government	789	122	731	90
Other	6	(157)	6	(137)
Total Outsourcing	5,113	583	4,876	528
All other	81	(428)	124	(443)
Total	$5,194	$155	$5,000	$85

	Six Months Ended June 30,
	2006		2005
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$4,673	$670	$4,529	$602
EMEA	3,194	397	2,835	360
Asia Pacific	680	69	684	54
U.S. Government	1,629	211	1,385	107
Other	12	(321)	12	(256)
Total Outsourcing	10,188	1,026	9,445	867
All other	84	(793)	292	(756)
Total	$10,272	$233	$9,737	$111

NOTE 9:  RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute $100 million to $200 million to its pension plans during fiscal year 2006, including discretionary and statutory contributions. The Company contributed $74 million to its defined benefit pension plans during the six months ended June 30, 2006.

Following is a summary of the components of net periodic pension cost recognized in earnings for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$85	$87	$168	$176
Interest cost	117	116	233	232
Expected return on plan assets	(138)	(131)	(275)	(264)
Amortization of transition obligation	-	-	1	1
Amortization of prior-service cost	(9)	(8)	(18)	(16)
Amortization of net actuarial loss	21	14	41	28
Settlement loss	-	77	-	77
Net periodic benefit cost	$76	$155	$150	$234

The Company recognized a settlement loss of $77 million ($50 million net of tax) in the second quarter of 2005 as a result of the settlement of the Company's pension obligation to employees that were transitioned to another employer.

NOTE 10:  CREDIT FACILITIES

On June 30, 2006, the Company entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement replaced the Company's $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement entered into in September 2004 and its $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants with which non-compliance would allow any amounts outstanding to be accelerated and would prohibit further borrowings.

At June 30, 2006, there were no amounts outstanding under the Credit Agreement or the facilities replaced by the Credit Agreement. The Company anticipates utilizing the Credit Agreement principally for the issuance of letters of credit, including the replacement of letters of credit issued under the replaced facilities which aggregated approximately $160 million at June 30, 2006. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement, as was the case with the replaced facilities.

NOTE 11:  INCOME TAXES

The Company's effective tax rates on income from continuing operations were 15.5% and 45.8% for the three months ended June 30, 2006 and 2005, respectively. The effective tax rates on income from continuing operations were 23.2% and 41.0% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate in the second quarter of 2006 was lower primarily due to i) the expiration of the U.S. research and development tax credit ("R&D credit"), which had a negative impact on current tax expense of approximately $5 million; ii) the passage of a new Texas tax system requiring a write-off of $16 million of net deferred tax assets; and iii) favorable changes to the liabilities for tax contingencies of $46 million, including settlements with the U.S. Internal Revenue Service ("IRS"). The lower effective tax rate for the six months ended June 30, 2006 is also due to these factors, including the first quarter impact of $2 million associated with the expiration of the R&D credit. In addition, the 2005 effective tax rates were higher due to the recognition of additional valuation allowances for losses incurred in certain foreign tax jurisdictions.

In May 2006, the state of Texas passed a bill to repeal the existing Texas Franchise Tax system and implement a new Gross Margins Tax. Because of the changes to the taxable base and the tax rate, the Company was required to write-off $16 million of net deferred tax assets attributable to its Texas operations. Subsequent clarification of the law may permit the recovery of a portion of these assets. However, the timing and substance of such clarification is uncertain.

In June 2006, the Company agreed with the IRS on a settlement related to the R&D tax credit for years 1996-2002 and the closure of the audit of our 1996-1998 federal income tax returns. The Company had previously estimated the amount of the R&D credit that would be disallowed for each year and recorded a tax liability for such amount. The Company's analysis included the fact that the IRS had proposed disallowances of the entire R&D credit for tax years 1996-1998 and a portion of the R&D credit for tax years 1999-2002. The settlement resulted in a $50 million reduction of such liability in the second quarter of 2006.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar values of assets purchased under the Company's CSFT arrangements were $4 million and $5 million during the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, an aggregate of $186 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At June 30, 2006, the Company had $546 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $27 million of other financial guarantees outstanding at June 30, 2006 relating to indebtedness of others, whereby the Company is not the primary obligor.

At June 30, 2006, the Company had net deferred contract and set-up costs of $666 million, of which $410 million related to 21 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $533 million at June 30, 2006. Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

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

On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action, subject to final approval of the settlement by the District Court. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million, substantially all of which was paid during the first quarter of 2006. The amount paid by the Company aggregated $77.5 million, with the remainder paid by its insurers (in addition to amounts paid by such insurers in respect of legal fees related to this action). The Company's cost of the settlement was recognized in its financial statements in prior periods. Two notices of appeal have been filed with respect to the District Court's approval of this settlement, one of which notices challenges only the amount of attorneys fees awarded to the counsel for plaintiffs.

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

In July 2004, the Company voluntarily reported to the SEC staff a matter regarding a transaction with a third party, which was subsequently identified as Delphi. The transaction was not material to the Company. In September 2004, Delphi reported that in August 2004 it had received a formal order of investigation from the SEC indicating its staff had commenced an inquiry regarding, among other things, payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for system implementation services in 2002 and in early 2003. In addition, Delphi reported that the staff was also reviewing the accounting treatment of other suppliers of IT services to Delphi. The SEC has formally requested documents and has taken testimony from EDS witnesses relating to the Company's transactions with Delphi. In July 2006, a current officer of the Company received a "Wells Notice" from the staff of the SEC regarding this matter. It is the Company's understanding that one or more former employees may have also received a "Wells Notice" regarding this matter. Wells Notices notify persons under investigation that the SEC staff is considering recommending that the SEC bring a civil action against the notified persons for possible violations of federal securities laws in order to afford the persons an opportunity to present their position to the SEC staff before any formal staff recommendation is made. The Company itself has not received a Wells Notice and continues to cooperate with the SEC staff in this matter.

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $590 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $230 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $480 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $210 million); and, (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $190 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $8.7 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $890 million); (2) pre-contract negligent misrepresentation, alternatively negligent misstatement, in the amount of £480 million (approximately $890 million); (3) deceit inducing the Letter of Agreement of £415 million (approximately $770 million); (4) negligent misrepresentation, alternatively negligent misstatement, inducing the Letter of Agreement in the amount of £415 million (approximately $770 million); and (5) breach of contract in the amount of £179 million (approximately $330 million). The principal stated reason for the increases in amount of damages is that the claimants have now taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they now require. Claimants say they will further re-assess these alleged losses prior to trial. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million. The Company intends to defend against these allegations vigorously. Discovery is ongoing in this matter and trial is scheduled for October 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse effect on its consolidated results of operations or financial condition.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's ultimate liability for such claims and pending actions at June 30, 2006 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 13:  ACQUISITIONS

On June 20, 2006, the Company acquired a controlling interest (approximately 51%) in MphasiS BFL Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $349 million. The acquisition of MphasiS enhances the Company's capabilities in priority growth areas of applications development and business process outsourcing services. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivables - $47 million; other current assets - $14 million; property and equipment - $27 million; goodwill - $337 million; other intangibles - $72 million; current liabilities - $33 million; deferred tax liabilities - $45 million and minority interest $70 million. The preliminary purchase price allocation may change upon completion of the valuations of acquired assets and assumed liabilities of the business. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and MphasiS management's projections of operating results of the acquired business, and the ability to accelerate the Company's growth in the applications and business process outsourcing services markets. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

On May 19, 2005, the Company purchased the outstanding minority interest in its Australian subsidiary for a cash purchase price of approximately $135 million. The transaction was accounted for as an acquisition by the Company, and the excess carrying value of the minority interest liability over the purchase price paid was allocated as a reduction to property and equipment - $19 million; deferred contract costs - $2 million; and other intangible assets - $3 million.

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

NOTE 14:  DISCONTINUED OPERATIONS

The Company completed the sale of its A.T. Kearney subsidiary to the firm's management effective January 20, 2006. The subsidiary is classified as "held for sale" at December 31, 2005 and its results are included in loss from discontinued operations. Proceeds from the sale include a 10-year promissory note from the buyer valued at $52 million. The cash portion of the purchase price was offset by the cash transferred with the divested business and transaction costs. Upon consummation of the transaction in January 2006, the Company recorded an equity translation benefit of $21 million and a stock compensation charge of $20 million. No interest expense has been allocated to discontinued operations for any of the periods presented. Discontinued operations also includes the net results of the maintenance, repair and operations (MRO) management services business which was transferred by A.T. Kearney to the Company prior to the divestiture and is classified as "held for sale" at June 30, 2006 and December 31, 2005.

Following is a summary of assets and liabilities at June 30, 2006 and December 31, 2005 which are reflected in the unaudited condensed consolidated balance sheets as "held for sale" (in millions):

	June 30,	December 31,
	2006	2005
Marketable securities	$-	$23
Accounts receivable, net	143	217
Prepaids and other	2	34
Deferred income taxes	-	14
Property and equipment, net	1	26
Investments and other assets	-	3
Other intangible assets, net	-	28
Assets held for sale	$146	$345

Accounts payable	$65	$105
Accrued liabilities	40	138
Deferred revenue	1	-
Pension benefit liability	-	26
Minority interest and other long-term liabilities	-	6
Liabilities held for sale	$106	$275

Following is a summary of loss from discontinued operations before income taxes, excluding gains and losses, for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$7	$199	$43	$402
Costs and expenses	22	213	69	435
Operating loss	(15)	(14)	(26)	(33)
Other income (expense)	-	-	-	-
Loss from discontinued operations, before income taxes	$(15)	$(14)	$(26)	$(33)

Loss from discontinued operations for the three months ended June 30, 2006 includes a net pre-tax gain of $5 million related to the sale of A.T. Kearney and certain businesses classified as discontinued operations in prior years, and an income tax benefit of $5 million. Loss from discontinued operations for the three months ended June 30, 2005 includes a pre-tax loss of $1 million related to the sale of certain businesses classified as discontinued operations in prior years, and an income tax benefit of $9 million.

Loss from discontinued operations for the six months ended June 30, 2006 includes a net pre-tax loss of $5 million related to the sale of A.T. Kearney and certain businesses classified as discontinued operations in prior years, and an income tax benefit of $17 million. Such loss is subject to change based on a final reconciliation of the balance sheet and working capital as of January 14, 2006. Loss from discontinued operations for the six months ended June 30, 2005 includes a pre-tax gain of $2 million related to the sale of certain businesses classified as discontinued operations in prior years, and an income tax benefit of $15 million.

 NOTE 15:  OTHER OPERATING INCOME

Following is a summary of other operating income for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restructuring costs, net of reversals	$(4)	$(6)	$(4)	$(10)
Pre-tax gain on disposal of wireless clearing businesses	-	-	(1)	-
Total	$(4)	$(6)	$(5)	$(10)

Restructuring actions contemplated under prior restructuring plans are essentially complete as of June 30, 2006 with remaining accruals of $13 million comprised primarily of future severance-related payments to terminated employees.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. Second quarter 2006 revenues of $5.2 billion increased 4% from the prior year second quarter and 5% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. This increase was attributable principally to increased revenues in our Europe, Middle East and Africa (EMEA), Americas and U.S. government segments. The U.S. government segment includes our Navy Marine Corps Intranet ("NMCI") contract. We reported income from continuing operations of $109 million, or $0.21 per share, in the second quarter of 2006, compared to $32 million, or $0.06 per share, in the year-ago period. Income from continuing operations excludes the net results of A.T. Kearney, which was divested in January 2006, and our maintenance, repair and operations (MRO) management services business which are included in discontinued operations in the unaudited condensed consolidated statements of operations. We reported net income of $104 million, or $0.20 per share, in the second quarter of 2006, compared to $26 million, or $0.05 per share, in the year-ago period.

Investments. We refer you to the discussion of the planned new investments in our infrastructure and in new service offerings described under "Progress on Initiatives" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K"). These include investments in our global secure network, business management transformation, service delivery automation and "Best Shore" initiatives and include severance-related costs associated with reductions of staff. Our investments in these initiatives increased significantly during the first and second quarters of 2006. These investments reduced our earnings by approximately $0.18 and $0.30 per share during the three and six months ended June 30, 2006, compared to approximately $0.13 and $0.15 per share during the three and six months ended June 30, 2005. During the second half of 2006, we plan to increase the amount of severance activity beyond prior expected levels in order to improve competitiveness and enhance future profitability. As a result, total investments, including the additional severance activity, is expected to decrease earnings by approximately $0.50 to $0.55 per share during the third and fourth quarters of 2006 compared to prior expectations of approximately $0.35 to $0.40 per share. This compares to investments in the third and fourth quarters of 2005 of $0.30 per share, including severance charges.

 MphasiS. In June 2006, we acquired a controlling interest (approximately 51%) in MphasiS BFL Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $349 million. The acquisition of MphasiS enhances our delivery capabilities in priority growth areas of applications development and business process outsourcing services. We refer you to Note 13 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Subsequent to the acquisition of MphasiS, the MphasiS board of directors and the board of directors of our wholly-owned Indian subsidiary approved the merger of that subsidiary into MphasiS, pending applicable approvals. If approved, the merger will enable us to consolidate our operations in India. The operational integration of the two entities is expected to complete by the end of 2006. The proposal is subject to approval of the stock exchanges in India, shareholders of both companies and court approval. Based on an independent valuation of the two entities, the merger would result in increasing our stake in MphasiS to approximately 62% from approximately 51% at present.

Stock-Based Compensation. Total compensation expense related to stock options, performance-based restricted stock units and our stock purchase plan, excluding expense related to discontinued operations, was $43 million ($0.06 per share) and $42 million ($0.05 per share), respectively, for the three months ended June 30, 2006 and 2005. We estimate such compensation expense will reduce our full-year earnings by approximately $0.22 per share in 2006, excluding compensation expense related to discontinued operations. During the first quarter of 2006, approximately 7.6 million outstanding stock options became exercisable when our stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

Share Count. On February 21, 2006 we announced that the Board of Directors had authorized a $1 billion share repurchase program over 18 months. Through June 30, 2006, we had purchased 17.5 million shares at a cost of $454 million under this repurchase program, including the shares purchased under a $400 million accelerated share repurchase ("ASR") agreement entered into in February 2006 (see Note 6 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements). The weighted-average number of shares used to compute basic and dilutive earnings per share were 518 million and 528 million, respectively, for the three months ended June 30, 2006, and 520 million and 531 million, respectively, for the six months ended June 30, 2006. Our share count reflects the share repurchases referred to above, as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares under the authorization referred to above, offset by the dilutive effects of all our employee stock-based compensation plans. In addition, the share count could be impacted further by approximately 20 million shares when our $690 million principal amount 3.875% Convertible Senior Notes becomes dilutive under the "if converted" methodology with related interest being adjusted accordingly.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2010. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at a price equal to 85% of the full seat price. At June 30, 2006, we had approximately 322,000 computer seats under management that were then billable, and approximately 90% of these seats were operating under the NMCI environment.

On March 24, 2006, we entered into a contract modification with the DoN pursuant to which the DoN exercised its option to extend this contract by three years through September 2010. The contract was also amended to, among other things, incorporate pricing for legacy support, restructure client satisfaction incentive methods to allow for objective metrics, extend the refresh period for a majority of desktop seats, establish the economic lives and valuation methodology for equipment and related infrastructure payable in the event of the DoN's election to purchase such equipment at contract termination, and increase the DoN's minimum purchase requirements by an aggregate of $500 million over program years 2006 through 2010, provide for the payment to EDS of $100 million in cash (which amount was received in the second quarter of 2006), and provide for the release by EDS of certain claims related to the contract. The $100 million cash payment was allocated to future services and will be recognized as revenue on a straight-line basis over the remaining term of the contract due to the fact that the contract modifications were negotiated in their entirety and not as separate elements. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases based on revised estimates of economic lives, as agreed between the parties in the modification (20 years). Additionally, certain previously impaired infrastructure assets will not be depreciated in the future as their current net book value of $58 million is less than their estimated residual value at contract termination. The impact of such change in depreciation was not material during the three and six months ended June 30, 2006, nor is it expected to be material in future periods. We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $323 million and $323 million, respectively, at June 30, 2006. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during the first quarter, and operating profit for the contract is expected to improve over the remainder of 2006. In addition, operating profit for the contract during 2006 is expected to improve significantly over prior years as a result of higher levels of seat deployment and service delivery improvements.

U.K. Ministry of Defence. In March 2005, a consortium led by us was awarded a ten-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of this increment was approximately $3.9 billion over ten years. Billings under the contract during 2005 were primarily based upon the achievement of milestones during the initial development and subsequently are based primarily on the number of seats deployed. Our upfront expenditure and capital investment requirements for this contract since its inception has adversely impacted our free cash flow and earnings. Many of the services and service delivery challenges required by this contract are similar to those required by the NMCI contract discussed above, and accordingly, many of the risks are the same. We have applied lessons learned from our experience with the NMCI contract to this contract, including contract terms with clearly defined client and EDS accountability and improved program management.

There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During the second quarter of 2006 we reached a mutually satisfactory agreement with the client regarding some initial billing adjustments under the contract to reflect part of the financial impact to us of an extended initial development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

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

A.T. Kearney. In January 2006, we sold our A.T. Kearney management consulting business. That subsidiary is classified as "held for sale" at December 31, 2005 and its results are included in loss from discontinued operations. We refer you to Note 14 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Total Contract Value of Contract Signings. The total contract value ("TCV") of new business signed during the second quarter of 2006 was approximately $5.4 billion, up 103% from $2.6 billion in the second quarter of 2005. We refer you to the discussion of our calculation of TCV under the heading "Total Contract Value of Contract Signings" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Form 10-K.

Updated Guidance for 2006. We currently expect full-year revenue of $21.0 billion to $21.5 billion compared to prior guidance of $20.0 billion to $20.5 billion due to the impact of foreign currency rates, the recognition of sales-type capital lease revenue associated with certain assets of the NMCI contract following the signing of the previously mentioned contract modification, the inclusion of revenue of MphasiS and the impact from signing new contracts. We also expect TCV of $23 billion to $25 billion compared to prior guidance of $23+ billion. We continue to expect pro forma EPS of 83 cents to 93 cents, including the impact from expensing stock options and performance-based restricted stock units and free cash flow of $800 million to $1 billion.

In order to improve competitiveness and enhance future profitability, we expect to pursue cost savings opportunities that are likely to result in the incurrence during the second half of 2006 of approximately $0.15 per share of additional expense not reflected in our prior financial guidance. Such additional expense will be predominantly severance-related. While we are maintaining our prior EPS and free cash flow guidance referred to above, this additional expense is likely to cause our full-year EPS and free cash flow to trend toward the lower end of their respective guidance ranges.

Results of Operations

Revenues. Following is a summary of our revenue growth percentages calculated using revenues reported in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and adjusted for the impact of foreign currency translation, acquisitions and those divestitures not accounted for as discontinued operations ("organic revenue growth"):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
As reported revenue growth	4%	(1)%	5%	(3)%
Impact of foreign currency changes	1%	(2)%	3%	(2)%
Fixed U.S. dollar revenue growth	5%	(3)%	8%	(5)%
Impact of acquisitions	-	(1)%	(1)%	(1)%
Impact of divestitures	-	-	-	-
Organic revenue growth	5%	(4)%	7%	(6)%

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

The increase in revenues in the second quarter of 2006 compared to the second quarter of 2005 was attributable to a $138 million, or 9%, increase in EMEA, a $70 million, or 3%, increase in the Americas and a $58 million, or 8%, increase in U.S. Government, which includes the results of our NMCI contract, offset by a $29 million, or 8%, decrease in Asia Pacific. The increase in EMEA was primarily attributable to our contract with the U.K. Ministry of Defence which commenced in April 2005, as well as increased revenues from other contracts with the U.K. government. The increase in the Americas' revenue was primarily attributable to new contracts with clients in the retail, energy and transportation industries. The increase in the U.S. Government was primarily attributable to the NMCI contract.

The increase in revenues in the first six months of 2006 compared to the first six months of 2005 was attributable to a $359 million, or 13%, increase in EMEA, a $244 million, or 18%, increase in U.S. Government and a $144 million, or 3%, increase in the Americas, offset by a $4 million, or 1%, decrease in Asia Pacific. The increase in organic revenue in EMEA, U.S. Government and the Americas was primarily attributable to the reasons discussed above. We refer you to the discussion of the NMCI and the U.K. Ministry of Defence contracts in "Overview" above.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 12.1% and 10.3%, respectively, for the three months ended June 30, 2006 and 2005. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide profitability initiatives including improved performance on significant contracts, better sourcing and other cost structure improvements (90 basis points), and a pension obligation settlement loss recognized in the second quarter of 2005 related to termination of the Inland Revenue contract (150 basis points), offset by incremental costs related to investments in our infrastructure, new service offerings and severance (70 basis points).

Our gross margin percentages were 11.2% and 10.0%, respectively, for the six months ended June 30, 2006 and 2005. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide profitability initiatives including improved performance on significant contracts, better sourcing and other cost structure improvements (170 basis points) and a pension obligation settlement loss recognized in the second quarter of 2005 related to termination of the Inland Revenue contract (80 basis points), offset by incremental costs related to investments in our infrastructure, new service offerings and severance (120 basis points).

Selling, general and administrative. SG&A expenses as a percentage of revenues were 9.2% and 8.7%, respectively, during the three months ended June 30, 2006 and 2005. The increase in our SG&A percentage in 2006 was primarily attributable to an increase in selling costs (30 basis points), including commissions associated with increasing TCV of new business signings, and performance bonus expense resulting from increased period-over-period earnings (30 basis points). SG&A expenses as a percentage of revenues were 9.0% and 8.9%, respectively, during the six months ended June 30, 2006 and 2005.

Other operating income. Following is a summary of other operating income for the three months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restructuring costs, net of reversals	$(4)	$(6)	$(4)	$(10)
Pre-tax gain on disposal of wireless clearing businesses	-	-	(1)	-
Total	$(4)	$(6)	$(5)	$(10)

We refer you to Note 15 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the components of other operating income.

Other expense. Other expense includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other expense for the three and six months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest expense	$(63)	$(60)	$(123)	$(123)
Interest income and other, net	37	34	75	90
Total	$(26)	$(26)	$(48)	$(33)

The decrease in interest income and other was primarily due to the recognition of foreign currency transaction losses in 2006 compared with gains recognized in 2005.

Income taxes. Our effective tax rates on income from continuing operations were 15.5% and 45.8% for the three months ended June 30, 2006 and 2005, respectively. Our effective tax rates on income from continuing operations were 23.2% and 41.0% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate in the second quarter of 2006 was lower primarily due to i) the expiration of the U.S. research and development tax credit ("R&D credit"), which had a negative impact on current tax expense of approximately $5 million; ii) the passage of a new Texas tax system requiring a write-off of $16 million of net deferred tax assets; and iii) favorable changes to the liabilities for tax contingencies of $46 million, including settlements with the U.S. Internal Revenue Service ("IRS"). The lower effective tax rate for the six months ended June 30, 2006 is also due to these factors, including the first quarter impact of $2 million associated with the expiration of the R&D credit. In addition, the 2005 effective tax rates were higher due to the recognition of additional valuation allowances for losses incurred in certain foreign tax jurisdictions.

In May 2006, the state of Texas passed a bill to repeal the existing Texas Franchise Tax system and implement a new Gross Margins Tax. Because of the changes to the taxable base and the tax rate, we were required to write-off $16 million of net deferred tax assets attributable to our Texas operations. Subsequent clarification of the law may permit the recovery of a portion of these assets. However, the timing and substance of such clarification is uncertain.

In June 2006, we agreed with the IRS on a settlement related to the R&D tax credit for years 1996-2002 and the closure of the audit of our 1996-1998 federal income tax returns. We had previously estimated the amount of the R&D credit that would be disallowed for each year and recorded a tax liability for such amount. Our analysis included the fact that the IRS had proposed disallowances of the entire R&D credit for tax years 1996-1998 and a portion of the R&D credit for tax years 1999-2002. The settlement resulted in a $50 million reduction of such liability in the second quarter of 2006.

The R&D credit expired as of December 31, 2005. We have determined our 2006 guidance on the basis that the credit will be extended with retroactive effect to January 1, 2006. In the event that the legislation is not passed, full year guidance could be impacted, and quarterly results will continue to be adversely impacted until the extension of the credit is signed into law and can be reflected in the full year effective tax rate. Historically, these credits have approximated $45 million per year for continuing operations.

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

Discontinued operations. Discontinued operations is comprised primarily of the net results of A.T. Kearney which was classified as "held for sale" at December 31, 2005 and sold in January 2006. Discontinued operations also includes the net results of the MRO management services business which was transferred to us by A.T. Kearney prior to the divestiture and is classified as "held for sale" at June 30, 2006 and December 31, 2005. We refer you to Note 14 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Segment information. We refer you to Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments for the three and six months ended June 30, 2006 and 2005.

 Financial Position

At June 30, 2006, we held cash and marketable securities of $2.9 billion, had working capital of $2.7 billion, and had a current ratio (current assets/current liabilities) of 1.54-to-1. This compares to cash and marketable securities of $3.2 billion, working capital of $3.5 billion, and a current ratio of 1.68-to-1 at December 31, 2005. Approximately 9% of our cash and cash equivalents and marketable securities at June 30, 2006 were not available for debt repayment due to various commercial limitations on the use of these assets. Refer to "Liquidity and Capital Resources" below for a discussion of cash flows for the six months ended June 30, 2006.

Days sales outstanding for trade receivables were 59 days at June 30, 2006 compared to 58 days at December 31, 2005. Days payable outstanding were 22 days at June 30, 2006 compared to 19 days at December 31, 2005.

Total debt was $3.2 billion at June 30, 2006 versus $3.3 billion at December 31, 2005. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 29% at June 30, 2006 and 30% at December 31, 2005.

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

At June 30, 2006, the estimated future asset purchases to be financed under existing arrangements were $68 million, and there were outstanding an aggregate of $186 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $225 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations, including payments made during the first six months of 2006 and payments due in the remaining six months of 2006 (in millions):

		Payments Made / Due by Period
	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt, including current portion and interest(1)	$5,144	$551	$592	$1,797	$2,204
Operating lease obligations	1,512	308	529	274	401
Purchase obligations(2)	4,953	1,442	2,300	1,101	110
Total(3)	$11,609	$2,301	$3,421	$3,172	$2,715

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

Liquidity and Capital Resources

Following is a summary of our cash flows for the six months ended June 30, 2006 and 2005 (in millions):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$840	$347
Net cash used in investing activities	(568)	(633)
Net cash used in financing activities	(398)	(409)
Free cash flow	324	36

 Operating activities. The increase in cash provided by operating activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to a $605 million change in operating assets and liabilities, offset by a $112 million decrease in cash provided by earnings (i.e., net income less non-cash operating items). The change in operating assets and liabilities resulted primarily from the receipt of approximately $270 million associated with the second installment of an upfront payment from a government client and a $372 million improvement in receivable collections (including a $100 million payment related to the NMCI contract modification referred to above) and lower vendor payments, offset by non-recurring net payments of $65 million associated with the settlement of shareholder litigation and higher tax payments due to the IRS settlement discussed above.

Investing activities. The net change in cash used in investing activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a decrease in acquisition payments (see Note 13 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements). This decrease was somewhat offset by an increase in payments for purchases of software and equipment.

Financing activities. The decrease in net cash used in financing activities for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was primarily due to a $305 million decrease in debt and capital lease payments, offset by a $309 million increase in net cash used in stock transactions.

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

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the six months ended June 30, 2006 and 2005 (in millions):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$840	$347

Capital expenditures:
Proceeds from investments and other assets	171	173
Payments for purchases of property and equipment	(327)	(311)
Payments for investments and other assets	(35)	(12)
Payments for purchases of software and other intangibles	(267)	(98)
Other investing activities	12	12
Capital lease payments	(70)	(75)
Total capital expenditures	(516)	(311)
Free cash flow	324	36

Other investing and financing activities:
Proceeds from sales of marketable securities	1,431	818
Net proceeds from divested assets and non-marketable securities	(11)	1
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(349)	(552)
Payments for purchases of marketable securities	(1,193)	(664)
Payments on long-term debt	(10)	(310)
Purchase of treasury stock	(455)	-
Employee stock transactions	175	29
Dividends paid	(52)	(53)
Other financing activities	14	-
Effect of exchange rate changes on cash and cash equivalents	1	(18)
Net decrease in cash and cash equivalents	$(125)	$(713)

Our gross capital requirement was approximately $716 million for the six months ended June 30, 2006, including equipment and real estate leases and the use of CSFTs.

Credit facilities.  On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement replaced our $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement entered into in September 2004 and our $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants with which non-compliance would allow any amounts outstanding to be accelerated and would prohibit further borrowings. Following is a summary of the financial covenant requirements under our unsecured credit facilities and the calculated ratios at June 30, 2006:

	As of and for the Year Ended June 30, 2006
	Covenant	Actual
Leverage ratio	≤ 3.00	1.41
Interest coverage ratio	≥ 3.00	8.96

At June 30, 2006, there were no amounts outstanding under the Credit Agreement or the facilities replaced by the Credit Agreement. We anticipate utilizing the Credit Agreement principally for the issuance of letters of credit, including the replacement of letters of credit issued under the replaced facilities which aggregated approximately $160 million at June 30, 2006. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement, as was the case with the replaced facilities.

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at June 30, 2006:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Stable	Negative	Stable

At June 30, 2006, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At June 30, 2006, we had total liquidity of $3.4 billion, comprised of unrestricted cash and marketable securities of $2.6 billion and availability under our Credit Agreement of approximately $840 million. Management currently intends to maintain liquidity in an amount equal to at least 12 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments.

New Accounting Pronouncements

On March 31, 2006, the Financial Accounting Standards Board ("FASB") issued an exposure draft for proposed changes in employers' accounting for defined benefit pension and other postretirement plans. Under the proposed changes, the additional minimum liability (and related intangible asset) would be eliminated, the funded status of each plan would be recognized on the balance sheet, transition amounts would no longer be amortized, and companies would no longer have the option of an early measurement date. The comment period for the exposure draft ended on May 31, 2006, and a final statement is expected to issued effective for fiscal years ended after December 15, 2006.

If the proposed statement is issued in its current form, we would no longer use October 31 as our measurement date, and all assets and obligations would be measured as of December 31. Further, based on information at the valuation date of October 31, 2005, we would decrease equity by approximately $740 million, before tax effect, decrease intangible assets by approximately $20 million, and increase liabilities by approximately $720 million. The actual impact of adoption of the proposed statement could differ significantly from these estimates due to potential changes in underlying economic conditions which influence the assumptions used in the actuarial valuation of plan assets and obligations, including our returns on pension assets, pension contributions, and changes in interest rates. The change in accounting resulting from the proposed pronouncement will not affect our compliance with financial covenants contained in our credit facility since the provisions of such facility permit the exclusion of changes in accounting literature from the covenant calculations.

In July 2006, the FASB issued Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 For quantitative and qualitative disclosures about market risk affecting EDS, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our 2005 Form 10-K, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended June 30, 2006. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 12 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Form 10-Q is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Form 10-Q and our 2005 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K. There has been no material changes to the risk factors discussed in our 2005 Form 10-K. We are updating the risk factor below to provide information regarding the value of assets for contracts with ongoing construct activities, and the value of remaining long-lived assets and lease receivables associated with the NMCI contract, as of June 30, 2006.

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.8 billion at June 30, 2006, including approximately $0.9 billion associated with the NMCI contract (net of impairment charges associated with this contract in previous years). Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under "Overview - 2005 Highlights" in our 2005 Form 10-K for further information regarding our risks under such contracts. Remaining long-lived assets and lease receivables associated with the NMCI contract totaled $323 million and $323 million, respectively, at June 30, 2006. In addition, we refer you to the discussion under "Overview - 2005 Highlights" in our 2005 Form 10-K for further information regarding our risks under a commercial contract for which we recognized a $37 million non-cash impairment charge in 2005.

The risks discussed in our 2005 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by EDS of shares of its common stock during the three months ended June 30, 2006.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2006	-	-	-	(1)
May 1 - 31, 2006	258,293 (1)	$26.16 (1)	258,293 (1)	$600 million
June 1 - 30, 2006	2,200,000	$24.31	2,200,000	$545 million
Total	2,458,293	$24.50	2,458,293

(1)   On February 21, 2006, the Company announced that its Board of Directors had authorized EDS to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, EDS entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which EDS expected to repurchase approximately 15 million shares of its common stock at a price per share of $26.61. The financial institution immediately borrowed shares that were sold to EDS. Subsequently, the financial institution purchased shares in the open market to settle its share borrowings. On May 31, 2006, the financial institution completed its repurchases under the agreement, and pursuant to the terms of the agreement delivered 258,293 additional shares of common stock to EDS. The

        258,293 additional shares (which were delivered to EDS on June 5, 2006) are reflected in the above table for the May 2006 period. The 15,290,236 total number of shares repurchased under this agreement, with an average purchase price per share of $26.16, excluding fees and commissions, are reflected under the column "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" above. EDS also repurchased 2,200,000 shares in the open market in June 2006 at an average cost of $24.31, excluding fees and commissions. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EDS' 2006 Annual Meeting of Stockholders was held on April 18, 2006, in Plano, Texas. A total of 468,905,392 shares (approximately 89% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were as follows:

(1) The stockholders elected each of the ten nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	WITHHELD
W. Roy Dunbar	461,015,963	7,890,779
Roger A. Enrico	458,981,435	9,925,306
S. Malcolm Gillis	460,496,568	8,410,173
Ray J. Groves	460,573,162	8,333,579
Ellen M. Hancock	459,269,830	9,636,912
Jeffrey M. Heller	460,848,678	8,058,064
Ray L. Hunt	460,303,891	8,602,851
Michael H. Jordan	458,406,557	10,500,184
Edward A. Kangas	460,754,097	8,152,645
R. David Yost	459,255,474	9,651,268

(2)  The stockholders ratified the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2006:

For	460,924,192
Against	5,071,099
Abstain	2,911,450

(3) The stockholders defeated a shareholder proposal to require that director nominees be elected by a majority of the votes cast at an annual shareholder meeting:

For	134,568,006
Against	272,754,281
Abstain	9,222,623
Broker No Vote	52,361,832

(4) The stockholders defeated a shareholder proposal to require the Chairman of the Board to serve in that capacity only and have no management duties, titles or responsibilities:

For	50,042,064
Against	362,726,803
Abstain	3,781,244
Broker No Vote	52,356,630

ITEM 6.  EXHIBITS

10.1.

Five Year Credit Agreement dated June 30, 2006, among Electronic Data Systems Corporation and EDS Information Services L.L.C, as Borrowers, certain subsidiaries of Electronic Data Systems Corporation, as guarantors, the banks, financial institutions and other institutional lenders and issuers of letters of credit named therein, Citibank, N.A., as Agent for the lenders, and Bank of America, N.A., as Syndication Agent (filed as Exhibit 10.1 to our Form 8-K dated June 30, 2006 and incorporated by reference herein).

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

Dated: August 4, 2006	By: /S/ THOMAS A. HAUBENSTRICKER
Thomas A. Haubenstricker
Co-Chief Financial Officer and
Vice President, Finance Administration
(Co-Principal Financial Officer)

Dated: August 4, 2006	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Co-Chief Financial Officer, Vice President
and Treasurer
(Co-Principal Financial Officer)

Dated: August 4, 2006	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)