Form 10-Q
period 2006-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2006-11-03
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 517,223,929 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

 PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$5,292	$4,874	$15,564	$14,611

Costs and expenses
Cost of revenues	4,625	4,290	13,743	13,055
Selling, general and administrative	453	488	1,379	1,359
Other operating income	(1)	(91)	(6)	(101)
Total costs and expenses, net	5,077	4,687	15,116	14,313

Operating income	215	187	448	298

Interest expense	(58)	(61)	(181)	(184)
Interest income and other, net	59	20	134	110
Other income (expense), net	1	(41)	(47)	(74)

Income from continuing operations before income taxes	216	146	401	224

Provision for income taxes	86	32	129	64
Income from continuing operations	130	114	272	160
Loss from discontinued operations, net of income taxes	(5)	(106)	(19)	(122)
Net income	$125	$8	$253	$38

Basic earnings per share of common stock
Income from continuing operations	$0.25	$0.22	$0.53	$0.30
Loss from discontinued operations	(0.01)	(0.20)	(0.04)	(0.23)
Net income	$0.24	$0.02	$0.49	$0.07

Diluted earnings per share of common stock
Income from continuing operations	$0.25	$0.22	$0.52	$0.30
Loss from discontinued operations	(0.01)	(0.20)	(0.04)	(0.23)
Net income	$0.24	$0.02	$0.48	$0.07

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,960	$1,899
Marketable securities	822	1,321
Accounts receivable, net	3,497	3,311
Prepaids and other	834	848
Deferred income taxes	561	778
Assets held for sale	128	345
Total current assets	7,802	8,502

Property and equipment, net	2,112	1,967
Deferred contract costs, net	736	638
Investments and other assets	620	684
Goodwill	4,314	3,832
Other intangible assets, net	779	640
Deferred income taxes	1,098	824
Total assets	$17,461	$17,087

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$590	$492
Accrued liabilities	2,376	2,430
Deferred revenue	1,636	1,329
Income taxes	65	208
Current portion of long-term debt	126	314
Liabilities held for sale	91	275
Total current liabilities	4,884	5,048

Pension benefit liability	1,351	1,173
Long-term debt, less current portion	2,964	2,939
Minority interests and other long-term liabilities	454	415
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at September 30, 2006 and 526,199,617 shares issued at December 31, 2005	5	5
Additional paid-in capital	2,932	2,682
Retained earnings	5,473	5,371
Accumulated other comprehensive loss	(137)	(367)
Treasury stock, at cost, 15,441,373 shares at September 30, 2006 and 2,913,605 shares at December 31, 2005	(465)	(179)
Total shareholders' equity	7,808	7,512
Total liabilities and shareholders' equity	$17,461	$17,087

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$253	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	973	1,043
Deferred compensation	175	179
Other long-lived asset write-downs	19	145
Other	(34)	69
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	23	(198)
Prepaids and other	(164)	(13)
Deferred contract costs	(172)	(99)
Accounts payable and accrued liabilities	81	(276)
Deferred revenue	203	315
Income taxes	(161)	(278)
Total adjustments	943	887
Net cash provided by operating activities	1,196	925

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	1,985	1,077
Proceeds from investments and other assets	216	247
Net proceeds from divested assets and non-marketable equity securities	(11)	149
Net proceeds from real estate sales	49	154
Payments for purchases of property and equipment	(510)	(521)
Payments for investments and other assets	(37)	(18)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(352)	(552)
Payments for purchases of software and other intangibles	(338)	(215)
Payments for purchases of marketable securities	(1,483)	(918)
Other	28	16
Net cash used in investing activities	(453)	(581)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	4
Payments on long-term debt	(209)	(560)
Capital lease payments	(109)	(112)
Purchase of treasury stock	(502)	-
Employee stock transactions	203	66
Dividends paid	(78)	(79)
Other	14	3
Net cash used in financing activities	(681)	(678)
Effect of exchange rate changes on cash and cash equivalents	(1)	(17)
Net increase (decrease) in cash and cash equivalents	61	(351)
Cash and cash equivalents at beginning of period	1,899	2,102
Cash and cash equivalents at end of period	$1,960	$1,751

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

NOTE 2:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and nine months ended September 30, 2006 and 2005 (in millions):

	2006	2005
For the three months ended September 30:
Basic earnings per share	517	520
Diluted earnings per share	546	526
For the nine months ended September 30:
Basic earnings per share	519	518
Diluted earnings per share	529	524

The Company has contingently convertible debt that is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, net income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of this debt was dilutive for the three months ended September 30, 2006. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share.

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and nine months ended September 30, 2006 and 2005 (in millions):

	2006	2005
For the three months ended September 30:
Common stock options and warrants	16	43
Convertible debt	-	20
For the nine months ended September 30:
Common stock options and warrants	16	45
Convertible debt	20	20

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.5 billion and $4.8 billion at September 30, 2006 and December 31, 2005, respectively. Depreciation expense for the three months ended September 30, 2006 and 2005 was $194 million and $197 million, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $561 million and $622 million, respectively.

During the third quarter of 2005, the Company sold sixteen domestic and international real estate properties in connection with its efforts to improve its cost competitiveness and enhance workplace capacity usage. Net proceeds from the sale were $178 million of which $154 million was received in September 2005 and the remainder was received in October 2005. Fourteen properties involved in the sale have been leased back by the Company for various extended periods. A deferred gain of $14 million was allocated to the various leased properties and is being recognized over the respective term of each lease. The Company recognized a net gain of $3 million on the sale of the remaining properties which is included in other income (expense) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

NOTE 4:  DEFERRED CONTRACT COSTS

During 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract's deferred contract costs. Remaining long-lived assets associated with this contract totaled $160 million at September 30, 2006. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract's service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amounts of the Company's remaining equity interest in the partnership were $28 million and $55 million, respectively, at September 30, 2006 and December 31, 2005. The decrease in the carrying amount in 2006 was due to the sale of certain lease investments in the partnership and a related cash distribution to the Company. The partnership's remaining leveraged lease investments include leases with American Airlines and one non-U.S. airline. During the three months ended September 30, 2005, the Company recorded a write-down of its investment in the partnership due to uncertainties regarding the recoverability of the partnership's investments with Delta Air Lines which filed for bankruptcy on September 14, 2005. This write-down was partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. The write-down totaled $21 million and is reflected in other income (expense) in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the Navy Marine Corps Intranet ("NMCI") contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $315 million and $408 million at September 30, 2006 and December 31, 2005, respectively. Future minimum lease payments to be received under the NMCI contract were $340 million and $358 million at September 30, 2006 and December 31, 2005, respectively. The unguaranteed residual values accruing to the Company were $3 million and $78 million, and unearned interest income related to these leases was $25 million and $28 million at September 30, 2006 and December 31, 2005, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the unaudited condensed consolidated balance sheets. Future minimum lease payments to be received were as follows:  2006 - $52 million; 2007 - $162 million; 2008 - $93 million; 2009 - $25 million; 2010 - $8 million.

During the third quarter of 2006, the Company sold land held for development to a real estate joint venture for cash and a minority equity interest in the joint venture. Net proceeds from the sale were $49 million which was received in September 2006. The Company recognized a net gain of $8 million on the sale which is included in other income (expense) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

NOTE 6:  COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income was $169 million and $36 million for the three months ended September 30, 2006 and 2005, respectively. Comprehensive income (loss) was $483 million and $(183) million for the nine months ended September 30, 2006 and 2005, respectively. The difference between comprehensive income (loss) and net income for the three and nine months ended September 30, 2006 and 2005 resulted primarily from foreign currency translation adjustments. During the nine months ended September 30, 2006, cumulative translation gains of $21 million related to A.T. Kearney were reclassified from accumulated other comprehensive loss to net income (see Note 14).

In connection with its employee stock incentive plans, the Company issued 7.0 million shares of treasury stock at a cost of $216 million during the nine months ended September 30, 2006 (see Note 7). The difference between the cost and fair value at the date of issuance of those shares with a cost in excess of fair value has been recognized as a charge to retained earnings of $73 million during the nine months ended September 30, 2006.

On February 21, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, the Company entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which the Company expected to repurchase approximately 15.0 million shares of its common stock at a price of $26.61 per share. Under the final settlement of the agreement, the financial institution repurchased 15.3 million shares of common stock in the open market during the repurchase period which ended on May 31, 2006. The final amount paid under the arrangement was $26.16 per share, excluding fees and commissions. The Company also repurchased 4.2 million shares in the open market at a cost of $102 million, before commissions, during the nine months ended September 30, 2006.

NOTE 7:  STOCK-BASED COMPENSATION

Stock Options

During March 2006, the Company issued options to purchase approximately 1.6 million shares of common stock with fair values of $8.84 per option. These options are scheduled to vest in February 2009. Total compensation expense for stock options was $25 million ($17 million net of tax) and $43 million ($32 million net of tax), respectively, for the three months ended September 30, 2006 and 2005. Total compensation expense for stock options for the three months ended September 30, 2005 includes $6 million ($4 million net of tax) reported in loss from discontinued operations. Total compensation expense for stock options was $105 million ($70 million net of tax) and $133 million ($93 million net of tax), respectively, for the nine months ended September 30, 2006 and 2005, including $16 million ($10 million net of tax) and $20 million ($13 million net of tax), respectively, which is reported in loss from discontinued operations. During the first quarter of 2006, approximately 7.6 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

As of September 30, 2006, options to purchase 39.5 million shares of common stock were outstanding with a weighted-average exercise price of $27 per share, of which options to purchase 26.0 million shares were exercisable with a weighted-average exercise price of $27 per share. At December 31, 2005, options to purchase 51.9 million shares of common stock were outstanding with a weighted-average exercise price of $26 per share, of which 26.0 million shares were exercisable with a weighted-average exercise prices of $29 per share.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise. Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

Certain stock option grants contain market conditions that accelerate vesting if the Company's stock reaches certain target prices. As of September 30, 2006, options to purchase approximately 3.2 million shares of common stock were outstanding that would become exercisable if the closing price of the Company's stock is above $28.76 per share for ten consecutive trading days. This would result in acceleration of unamortized compensation expense of approximately $12 million as of September 30, 2006. Regularly scheduled vesting for the grants is expected to occur in March 2008.

The Company plans to utilize treasury shares acquired under the repurchase program authorized in February 2006 (see Note 6) to satisfy future share option exercises and the vesting of restricted stock awards.

Restricted Stock Units

The Company grants time-vesting and performance-based restricted stock units to certain employees. The number of performance-based restricted stock units that will vest is dependent upon the Company's achievement of certain financial performance metrics over a three-year performance period and the employee's continued employment. The Company estimates the number of units that will vest based on the Company's financial performance since inception of the performance period and current expectations of the Company's future financial performance over the remainder of the performance period. Compensation expense for units is recorded on a straight-line basis over the vesting period. Cumulative compensation expense for each grant is adjusted in the period in which there is a change in the estimated number of units that will vest.

During March 2006, the Company issued approximately 5.9 million restricted stock units with a weighted-average fair value of $25.45 per unit. Regularly scheduled vesting will occur in February 2009. Total compensation expense for restricted stock units was $25 million ($16 million net of tax) and $20 million ($13 million net of tax), respectively, for the three months ended September 30, 2006 and 2005. Total compensation expense for restricted stock units for the three months ended September 30, 2005 includes $3 million ($2 million net of tax) reported in loss from discontinued operations. Total compensation expense for restricted stock units was $70 million ($48 million net of tax) and $46 million ($30 million net of tax), respectively, for the nine months ended September 30, 2006 and 2005, including $4 million ($3 million net of tax) and $12 million ($8 million net of tax), respectively, which is reported in loss from discontinued operations.

Executive Deferral Plan

During September 2006, the Company granted 150 thousand time-vesting deferred stock units and 150 thousand performance-based deferred stock units each with a grant date fair value of $22.97 per unit. The time-vesting units and performance-based units are scheduled to vest in September 2009. The number of performance-based deferred stock units that will vest will be from 0-200% of the number of units granted, and is dependent upon the Company's achievement of certain financial performance metrics over a three-year performance period and the employee's continued employment. The Company estimates the number of units that will vest based on the Company's financial performance since inception of the performance period and current expectations of the Company's future financial performance over the remainder of the performance period. Compensation expense for units is recorded on a straight-line basis over the vesting period. Cumulative compensation expense for each grant is adjusted in the period in which there is a change in the estimated number of units that will vest.

 A.T. Kearney

As a result of the divestiture of A.T. Kearney in January 2006, vesting was accelerated for options to purchase 2.1 million shares of common stock and 0.3 million restricted stock units, and unvested options to purchase 0.2 million shares were forfeited. This accelerated vesting resulted in the recognition of pre-tax compensation cost of approximately $20 million, which is reported as loss from discontinued operations during the nine months ended September 30, 2006. All vested options held by A.T. Kearney employees were exercised or forfeited within ninety days of the divestiture.

NOTE 8:  SEGMENT INFORMATION

The Company uses operating income (loss), which consists of segment revenues less segment costs and expenses (before other operating expense), to measure segment profit or loss. Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The "other" segment includes the operations of MphasiS BFL Limited, of which we acquired a controlling interest (approximately 51%) on June 20, 2006, and the Company's other EDS India operations which collectively represented $63 million in revenues and $5 million in operating income for the three months ended September 30, 2006, and $70 million in revenues and $9 million in operating income for the nine months ended September 30, 2006.  The remainder of the "other" segment is comprised primarily of overhead costs not allocated to another segment.  The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Operating segments that have similar economic and other characteristics have been aggregated to form the Company's reportable segments. The accompanying segment information excludes the net results of A.T. Kearney which are included in discontinued operations in the unaudited condensed consolidated statements of operations (see Note 14). The results of the NMCI contract are included in the U.S. Government segment.

Following is a summary of certain financial information by reportable segment as of and for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,
	2006		2005
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,336	$349	$2,288	$345
EMEA	1,540	228	1,483	206
Asia Pacific	326	48	347	30
U.S. Government	895	215	705	77
Other	69	(158)	6	(134)
Total Outsourcing	5,166	682	4,829	524
All other	126	(467)	45	(337)
Total	$5,292	$215	$4,874	$187

	Nine Months Ended September 30,
	2006		2005
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$7,009	$1,004	$6,818	$932
EMEA	4,734	635	4,318	567
Asia Pacific	999	112	1,031	80
U.S. Government	2,524	427	2,090	184
Other	88	(466)	17	(369)
Total Outsourcing	15,354	1,712	14,274	1,394
All other	210	(1,264)	337	(1,096)
Total	$15,564	$448	$14,611	$298

NOTE 9:  RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute approximately $135 million to its pension plans during fiscal year 2006, including discretionary and statutory contributions. The Company contributed $107 million to its defined benefit pension plans during the nine months ended September 30, 2006.

Following is a summary of the components of net periodic pension cost recognized in earnings for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$86	$84	$254	$260
Interest cost	119	111	352	343
Expected return on plan assets	(140)	(128)	(415)	(392)
Amortization of transition obligation	-	-	1	1
Amortization of prior-service cost	(9)	(8)	(27)	(24)
Amortization of net actuarial loss	21	14	62	42
Settlement loss	-	-	-	77
Net periodic benefit cost	$77	$73	$227	$307

The Company recognized a settlement loss of $77 million ($50 million net of tax) in the second quarter of 2005 as a result of the settlement of the Company's pension obligation to employees that were transitioned to another employer.

NOTE 10:  CREDIT FACILITIES

On June 30, 2006, the Company entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement replaced the Company's $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement entered into in September 2004 and its $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants with which non-compliance would allow any amounts outstanding to be accelerated and would prohibit further borrowings.

At September 30, 2006, there were no amounts outstanding under the Credit Agreement. The Company anticipates utilizing the Credit Agreement principally for the issuance of letters of credit which aggregated approximately $174 million at September 30, 2006. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement, as was the case with the replaced facilities.

NOTE 11:  INCOME TAXES

The Company's effective tax rates on income from continuing operations were 39.9% and 21.9% for the three months ended September 30, 2006 and 2005, respectively. The effective tax rates on income from continuing operations were 32.2% and 28.6% for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate in the third quarter of 2006 was higher primarily due to the expiration of the U.S. research and development tax credit ("R&D credit"), which had a negative impact on current tax expense of approximately $10 million. The effective tax rate for the nine months ended September 30, 2006 was impacted by the expiration of the R&D credit and the passage of a new Texas tax system requiring a write-off of net deferred tax assets, offset by favorable changes to the liabilities for tax contingencies, including settlements with the U.S. Internal Revenue Service ("IRS"). In addition, the 2005 effective tax rates were lower due to the benefit of utilizing certain non-US deferred tax assets previously reserved and resolution of certain non-U.S. tax liabilities.

In May 2006, the state of Texas passed a bill to repeal the existing Texas Franchise Tax system and implement a new Gross Margins Tax. Because of the changes to the taxable base and the tax rate, the Company was required to write-off $16 million of net deferred tax assets attributable to its Texas operations in the second quarter of 2006. Subsequent clarification of the law may permit the recovery of a portion of these assets. However, the timing and substance of such clarification is uncertain.

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

NOTE 12:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The aggregate dollar value of assets purchased under the Company's CSFT arrangements was $4 million during the three months ended September 30, 2006. No assets were purchased under the Company's CSFT arrangements during the three months ended September 30, 2005. As of September 30, 2006, an aggregate of $160 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse effect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At September 30, 2006, the Company had $577 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on its consolidated results of operations or financial position. In addition, the Company had $23 million of other financial guarantees outstanding at September 30, 2006 relating to indebtedness of others, for which the Company is not the primary obligor.

At September 30, 2006, the Company had net deferred contract and set-up costs of $736 million, of which $451 million related to 21 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $509 million at September 30, 2006. Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

The Company provides IT services to Delphi Corporation ("Delphi") through a long-term agreement. On October 8, 2005, Delphi filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of certain pre-bankruptcy receivables associated with the Delphi contract, the Company recorded receivable reserves of $10 million which are reflected in cost of revenues in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Billings related to pre-bankruptcy services for the period of October 1, 2005 through October 7, 2005 of approximately $7 million were reserved during the three months ended December 31, 2005. The remaining assets associated with the Company's agreement with Delphi are expected to be recovered through collection or use in future operations.

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

The SEC staff is conducting a formal investigation of matters relating to the Company's derivatives contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans, the Company's NMCI contract, a contract with a client of the Company that contained a prepayment provision, and the Company's guidance and other events leading up to its third quarter 2002 earnings announcement. The SEC has deposed current and former members of the Company's management and the NMCI account team as well as other witnesses regarding these issues. The SEC staff is also investigating allegations that a former employee working in India for a branch of a former subsidiary of the Company made questionable payments allegedly to further that entity's business in India, a matter which the Company self-reported to the SEC staff and other relevant governmental authorities. It is the Company's understanding that two former officers and one current employee have received and responded to "Wells Notices" from the SEC staff which indicate that the staff is considering recommending that the SEC bring a civil action against the notified persons for possible non-fraud related violations of the securities laws with respect to these matters. In 2004, the Company voluntarily reported to the SEC staff a matter regarding payments made and credits given by the Company to Delphi during 2000 and 2001 and certain payments made by Delphi to the Company for services in 2002 and in early 2003. In October 2006, the SEC filed a lawsuit against Delphi, former Delphi personnel and other persons not employed by Delphi, including one current and two former employees of the Company, alleging violations of securities laws related to these and other matters. The lawsuit was simultaneously settled by Delphi and certain of the other persons charged by the SEC, including the two former employees of the Company. The Company was not charged in this lawsuit.

The Company has not received and does not presently expect to receive a Wells Notice with respect to any of these matters. The Company is in discussions with the SEC staff regarding a potential settlement of all matters under investigation, which the staff would be prepared to recommend to the Commission.  Based on discussions to date, the Company does not believe such a settlement, if approved by the SEC, would have a material adverse impact upon the Company. However the SEC staff has no authority to bind the Commission to any settlement. The Commissioners of the SEC are not obligated to accept the recommendation of the SEC staff and may approve or disapprove any such settlement. Accordingly, the Company is unable to predict the ultimate outcome of the investigation or any action the SEC might ultimately take.

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $600 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $240 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $490 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $220 million); and, (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $190 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $900 million); (2) pre-contract negligent misrepresentation, alternatively negligent misstatement, in the amount of £480 million (approximately $900 million); (3) deceit inducing the Letter of Agreement of £415 million (approximately $780 million); (4) negligent misrepresentation, alternatively negligent misstatement, inducing the Letter of Agreement in the amount of £415 million (approximately $780 million); and (5) breach of contract in the amount of £179 million (approximately $340 million). The principal stated reason for the increases in amount of damages is that the claimants have now taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they have required, the claimants having allegedly delivered the project in March 2006. Claimants say they will further re-assess these alleged losses prior to trial. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million. The Company is vigorously defending itself against these allegations. Discovery is ongoing in this matter and trial is scheduled to start in October 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse effect on its consolidated results of operations or financial condition.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's ultimate liability for such claims and pending actions at September 30, 2006 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 13:  ACQUISITIONS

On June 20, 2006, the Company acquired a controlling interest (approximately 51%) in MphasiS BFL Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $352 million. The acquisition of MphasiS enhances the Company's capabilities in priority growth areas of applications development and business process outsourcing services. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivables - $44 million; other current assets - $14 million; property and equipment - $27 million; goodwill - $343 million; other intangibles - $72 million; current liabilities - $33 million; deferred tax liabilities - $45 million and minority interest - $70 million. The preliminary purchase price allocation may change upon completion of the valuations of acquired assets and assumed liabilities of the business. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and MphasiS management's projections of operating results of the acquired business, and the ability to accelerate the Company's growth in the applications and business process outsourcing services markets. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results. In October 2006, the Company announced an open offer to acquire an additional 20% equity interest in MphasiS. Based on current exchange rates, the estimated cash purchase price for the additional interest would be approximately $150 million, assuming full acceptance of the offer. The Company currently expects the offer would be completed in the first quarter of 2007.

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

On March 1, 2005, the Company and Towers Perrin entered into a joint venture to which Towers Perrin contributed cash and its pension, health and welfare administration services business and the Company contributed cash and its payroll and related human resources ("HR") outsourcing business to a new company, known as ExcellerateHRO LLP. Upon closing of the transaction, Towers Perrin received $417 million in cash and a 15% minority interest, representing total consideration paid by the Company to Towers Perrin, and the Company received an 85% interest in the new company. The acquisition enabled the Company to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The consolidated statements of operations include the results of the acquired business since the date of acquisition. The transaction was accounted for as an acquisition by the Company with the purchase price being allocated as follows: property and equipment - $17 million; other intangibles - $48 million; goodwill - $421 million; other assets - $5 million; accrued expenses - $4 million; and minority interest - $70 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and its advisors' projections of operating results of the new company, the ability to accelerate the Company's growth in the HR outsourcing market and the competitive differentiation offered by the relationship with Towers Perrin. Towers Perrin may require the Company to purchase its minority interest in the joint venture at any time after March 1, 2010, or prior to that date upon the occurrence of certain events (including the breach by the Company of certain transaction related agreements, the failure of the joint venture to achieve certain financial results or certain events related to the Company), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. In addition, the Company may require Towers Perrin to sell its minority interest in the joint venture to the Company at any time after March 1, 2012, or prior to that date upon the occurrence of certain events (including the breach by Towers Perrin of certain transaction related agreements or certain events related to Towers Perrin), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

NOTE 14:  DISCONTINUED OPERATIONS

The Company completed the sale of its A.T. Kearney subsidiary to the firm's management effective January 20, 2006. The subsidiary is classified as "held for sale" at December 31, 2005 and its results are included in loss from discontinued operations. Proceeds from the sale include a 10-year promissory note from the buyer valued at $52 million. The cash portion of the purchase price was offset by the cash transferred with the divested business and transaction costs. Upon consummation of the transaction in January 2006, the Company recorded an equity translation benefit of $21 million and a stock compensation charge of $20 million. No interest expense has been allocated to discontinued operations for any of the periods presented. Discontinued operations also includes the net results of the maintenance, repair and operations (MRO) management services business which was transferred by A.T. Kearney to the Company prior to the divestiture and is classified as "held for sale" at September 30, 2006 and December 31, 2005.

Following is a summary of assets and liabilities at September 30, 2006 and December 31, 2005 which are reflected in the unaudited condensed consolidated balance sheets as "held for sale" (in millions):

	September 30,	December 31,
	2006	2005
Marketable securities	$-	$23
Accounts receivable, net	124	217
Prepaids and other	3	34
Deferred income taxes	-	14
Property and equipment, net	1	26
Investments and other assets	-	3
Other intangible assets, net	-	28
Assets held for sale	$128	$345

Accounts payable	$61	$105
Accrued liabilities	29	138
Deferred revenue	1	-
Pension benefit liability	-	26
Minority interest and other long-term liabilities	-	6
Liabilities held for sale	$91	$275

Following is a summary of loss from discontinued operations before income taxes, excluding gains and losses, for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$11	$190	$54	$592
Costs and expenses	19	200	88	635
Operating loss	(8)	(10)	(34)	(43)
Other income (expense)	-	1	-	1
Loss from discontinued operations, before income taxes	$(8)	$(9)	$(34)	$(42)

Loss from discontinued operations for the three months ended September 30, 2006 includes an income tax benefit of $3 million. Loss from discontinued operations for the three months ended September 30, 2005 includes a pre-tax loss of $119 million related to A.T. Kearney and certain other businesses classified as discontinued operations in prior years, and an income tax benefit of $22 million.

Loss from discontinued operations for the nine months ended September 30, 2006 includes a net pre-tax loss of $4 million related to A.T. Kearney and certain other businesses classified as discontinued operations in prior years, and an income tax benefit of $19 million. Loss from discontinued operations for the nine months ended September 30, 2005 includes a net pre-tax loss of $117 million related to A.T. Kearney and certain other businesses classified as discontinued operations in prior years, and an income tax benefit of $37 million.

A.T. Kearney's results for the three and nine months ended September 30, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The impairment charge is partially offset by the recognition of $19 million previously unrecognized tax assets that were expected to be realized as a result of the sale.

NOTE 15:  OTHER OPERATING INCOME

Following is a summary of other operating income for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restructuring costs, net of reversals	$(1)	$(6)	$(5)	$(16)
Pre-tax gain on disposal of wireless clearing businesses	-	(85)	(1)	(85)
Total	$(1)	$(91)	$(6)	$(101)

During the third quarter of 2005, the Company sold its European wireless clearing business for total consideration of $178 million, of which $148 million was paid at closing. In connection with the sale, the Company recognized a $32 million valuation allowance related to deferred tax assets in certain European countries that may no longer be recoverable as a result of the sale. The net results of the European wireless clearing business are not included in discontinued operations due to the Company's level of continuing involvement as an IT services provider to the business. The transaction resulted in a pre-tax gain of $85 million ($54 million net of tax) which is included in other operating income in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

Restructuring actions contemplated under prior restructuring plans are essentially complete as of September 30, 2006 with remaining accruals of $12 million comprised primarily of future severance-related payments to terminated employees.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. Third quarter 2006 revenues of $5.3 billion increased 9% from the prior year third quarter and 6% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. We reported income from continuing operations of $130 million, or $0.25 per share, in the third quarter of 2006, compared to $114 million, or $0.22 per share, in the year-ago period. Income from continuing operations excludes the net results of A.T. Kearney, which was divested in January 2006, and our maintenance, repair and operations (MRO) management services business which are included in discontinued operations in the unaudited condensed consolidated statements of operations. We reported net income of $125 million, or $0.24 per share, in the third quarter of 2006, compared to $8 million, or $0.02 per share, in the year-ago period.

Investments. We refer you to the discussion of new investments in our infrastructure and new service offerings described under "Progress on Initiatives" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2005 ("2005 Form 10-K"). These include investments in our global secure network, business management transformation, service delivery automation and "Best Shore" initiatives and include severance-related costs associated with reductions of staff. These investments represented approximately $0.24 and $0.54 per share of expenses during the three and nine months ended September 30, 2006, compared to approximately $0.13 and $0.27 per share during the three and nine months ended September 30, 2005. These investments are expected to represent approximately $0.30 per share of expenses during the fourth quarter of 2006. This compares to investments in the fourth quarter of 2005 of $0.17 per share.

MphasiS. In June 2006, we acquired a controlling interest (approximately 51%) in MphasiS BFL Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $352 million. The acquisition of MphasiS enhances our delivery capabilities in priority growth areas of applications development and business process outsourcing services. We refer you to Note 13 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Subsequent to the acquisition of MphasiS, the MphasiS board of directors and the board of directors of our wholly-owned Indian subsidiary approved the merger of that subsidiary into MphasiS, pending applicable approvals. If approved, the merger will enable us to consolidate our operations in India. The operational integration of the two entities is expected to be completed by the end of 2006. The proposal is subject to approval of the stock exchanges in India, shareholders of both companies and court approval. Based on an independent valuation of the two entities, the merger would result in increasing our stake in MphasiS to approximately 62% from approximately 51% at present. In October 2006, we announced an open offer to acquire an additional 20% equity interest in MphasiS. Based on current exchange rates, the estimated cash purchase price for the additional interest would be approximately $150 million, assuming full acceptance of the offer. We currently expect the offer to be completed in the first quarter of 2007.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 517 million and 546 million, respectively, for the three months ended September 30, 2006, and 519 million and 529 million, respectively, for the nine months ended September 30, 2006. The weighted-average number of shares used to compute diluted earnings per share for the three months ended September 30, 2006 includes approximately 20 million shares related to our 3.875% Convertible Senior Notes. Such instruments had been antidilutive for the purpose of calculating diluted earnings per share in prior periods. The computation of diluted earnings per share for the three months ended September 30, 2006 also includes approximately $5 million of tax-effected interest added to net income.

On February 21, 2006 we announced that the Board of Directors had authorized a $1 billion share repurchase program over 18 months. Through September 30, 2006, we had purchased 19.5 million shares at a cost of $502 million under this repurchase program, including the shares purchased under a $400 million accelerated share repurchase ("ASR") agreement entered into in February 2006 (see Note 6 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements). Our share count reflects the share repurchases referred to above, as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares under the authorization referred to above, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes.

NMCI. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2010. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Amounts to be billed per seat are based on the type of seat ordered. In addition, certain milestones must be met before we can bill at a price equal to the full seat price included in the pricing schedule. According to that schedule, seats under management are generally billed at a price of 85% of the associated full seat price until certain service performance levels as defined in the contract are satisfied. Upon meeting such service levels, seats operating under the NMCI environment are billed at a price equal to 100% of the full seat price while those operating under the pre-existing, or "legacy", network environment continue to be billed at a price equal to 85% of the full seat price. At September 30, 2006, we had approximately 326,000 computer seats under management that were then billable, and approximately 92% of these seats were operating under the NMCI environment.

On March 24, 2006, we entered into a contract modification with the DoN pursuant to which the DoN exercised its option to extend this contract by three years through September 2010. The contract was also amended to, among other things, incorporate pricing for legacy support, restructure client satisfaction incentive methods to allow for objective metrics, extend the refresh period for a majority of desktop seats, establish the economic lives and valuation methodology for equipment and related infrastructure payable in the event of the DoN's election to purchase such equipment at contract termination, increase the DoN's minimum purchase requirements by an aggregate of $500 million over program years 2006 through 2010, provide for the payment to EDS of $100 million in cash (which was received in the second quarter of 2006), and provide for the release by EDS of certain claims related to the contract. The $100 million cash payment was allocated to future services and will be recognized as revenue on a straight-line basis over the remaining term of the contract. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, we recognized sales-type capital lease revenue of $116 million in the first quarter of 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now accounted for as operating leases based on revised estimates of economic lives as agreed in the contract modification (20 years). Additionally, certain previously impaired infrastructure assets are no longer being depreciated because their current net book value of $58 million is less than their estimated residual value at contract termination. The impact of such change in depreciation was not material in the three and nine months ended September 30, 2006, and is not expected to be material in future periods. We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $260 million and $315 million, respectively, at September 30, 2006. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during the first quarter.  Operating profit for the contract during 2006 is expected to continue to improve significantly over prior years as a result of higher levels of seat deployment and service delivery improvements. As part of the March 24, 2006 contract modification, we are eligible to be compensated for certain communications costs when required to supplement the Government communications network. As a result of the agreement, we received orders in the amount of $40 million from the DoN related to the fourth quarter of 2005 through the third quarter of 2006. This amount is included in revenues in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

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

There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During the second and third quarters of 2006 we reached a mutually satisfactory agreement with the client regarding some initial billing adjustments under the contract to reflect part of the financial impact to us of an extended initial development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

General Motors Recompete. In February 2006, GM announced the results of a recompete process which covered a majority of the work we perform under our ten-year Master Service Agreement ("MSA") which expired in June 2006. We were awarded approximately 70% of the contracts we bid on with a total contract value of approximately $3.6 billion over five years. We expect annualized revenue from GM of approximately $1.2-$1.4 billion over the next five years, including the business recently awarded as well as other GM business not part of the recompete. We now expect 2006 revenue from GM, which will include the MSA through June 7, 2006, will be approximately $1.7 billion. We do not expect a significant change over the term of the new agreement in our operating margins attributable to GM revenue compared to 2005.

A.T. Kearney. In January 2006, we sold our A.T. Kearney management consulting business. That subsidiary is classified as "held for sale" at December 31, 2005 and its results are included in loss from discontinued operations. A.T. Kearney's results for the three and nine months ended September 30, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The impairment charge is partially offset by the recognition of $19 million previously unrecognized tax assets that were expected to be realized as a result of the sale. We refer you to Note 14 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Total Contract Value of Contract Signings. The total contract value ("TCV") of new business signed during the third quarter of 2006 was approximately $3.5 billion, down 33% from $5.3 billion in the third quarter of 2005. The TCV of new business signed during the first three quarters of 2006 was approximately $18.9 billion, up 28% from $14.8 billion signed during the first three quarters of 2005. We refer you to the discussion of our calculation of TCV under the heading "Total Contract Value of Contract Signings" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Form 10-K.

Updated Guidance for 2006. We currently expect full-year revenue of $21.1 billion to $21.3 billion compared to prior guidance of $21.0 billion to $21.5 billion. We also currently expect earnings per share of $0.83 to $0.88, excluding the impact of reversals of previously recognized restructuring charges, discontinued operations and gains and losses on divestitures, compared to prior guidance of $0.83 to $0.93. We refer you to the discussion under "Income Taxes" below of the impact on our guidance if the U.S. research and development tax credit is not extended with retroactive effect to January 1, 2006.

Results of Operations

Revenues. As-reported growth percentages are calculated using revenues reported in the unaudited condensed consolidated statements of operations. Organic growth percentages are calculated by removing from current year as-reported revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. It further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenue from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period. Segment revenues for non-U.S. operations are measured using fixed currency exchange rates. Differences between the fixed and actual exchange rates are included in the "all other" category.

Following is a summary of revenues for the three months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended
	September 30,		As-Reported	Organic
Consolidated revenues:	2006	2005	Growth %	Growth %
Revenues	$5,292	$4,874	9%	6%

	Three Months Ended
	September 30,		% Increase
Segment revenues:	2006	2005	(Decrease)
Americas	$2,336	$2,288	2%
EMEA	1,540	1,483	4%
Asia Pacific	326	347	(6)%
U.S. Government	895	705	27%
Other	69	6
Total Outsourcing	5,166	4,829	7%
All other	126	45
Total	$5,292	$4,874	9%

Revenue growth in the Americas was primarily attributable to new contracts with clients in the retail, energy and healthcare industries and incremental revenues from existing clients in Latin America, partially offset by a decline in revenues from GM. Revenue growth in EMEA was primarily attributable to increased revenues from the U.K. MoD contract, partially offset by a decline in revenues from clients in Central EMEA and the U.K. The revenue decrease in Asia Pacific was primarily attributable to a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract and several state Medicaid contracts, partially offset by the impact of the completion of a large federal contract in 2005. The increase in other outsourcing was primarily attributable to our acquisition of MphasiS in the second quarter of 2006 which together with our other EDS India operations collectively represented $63 million in revenues and $5 million in operating income for the three months ended September 30, 2006.  Refer to the "Overview" section above for a further discussion of the GM, U.K. MoD and NMCI contracts, and of our acquisition of MphasiS.

Following is a summary of revenues for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended
	September 30,		As-Reported	Organic
Consolidated revenues:	2006	2005	Growth %	Growth %
Revenues	$15,564	$14,611	7%	7%

	Nine Months Ended
	September 30,		% Increase
Segment revenues:	2006	2005	(Decrease)
Americas	$7,009	$6,818	3%
EMEA	4,734	4,318	10%
Asia Pacific	999	1,031	(3)%
U.S. Government	2,524	2,090	21%
Other	88	17
Total Outsourcing	15,354	14,274	8%
All other	210	337
Total	$15,564	$14,611	7%

Revenue growth in the Americas was primarily attributable to contracts with new clients and add-on business with existing clients in the retail, energy  and healthcare industries and Latin America, partially offset by a decline in revenues from GM. Revenue growth in EMEA was primarily attributable to increased revenues from the U.K. MoD contract and clients in North and South EMEA, partially offset by a decline in revenues from clients in Central EMEA and the U.K. The revenue decrease in Asia Pacific was primarily attributable to a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract and several state Medicaid contracts, partially offset by the impact of the completion of a large federal contract in 2005. The increase in other outsourcing was primarily attributable to our acquisition of MphasiS in the second quarter of 2006 which, together with our other EDS India operations collectively represented $70 million in revenues and $9 million in operating income for the nine months ended September 30, 2006.  Refer to the "Overview" section above for a further discussion of the GM, U.K. MoD and NMCI contracts, and of our acquisition of MphasiS.

Revenue growth in each of our segments in 2006 is partially attributable to an increase in TCV of contract signings in 2005 and 2006 compared to 2003 and 2004. Refer to "Total Contract Value of Contract Signings" in the "Overview" section above for a further discussion of the TCV of new business signings.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 12.6% and 12.0%, respectively, for the three months ended September 30, 2006 and 2005. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide profitability initiatives including improved performance on significant contracts, better sourcing and other cost structure improvements (250 basis points), offset by incremental costs related to investments in our infrastructure, new service offerings and severance (200 basis points). Our gross margin in 2006 was also favorably impacted by revenues related to the NMCI contract modification discussed above.

Our gross margin percentages were 11.7% and 10.6%, respectively, for the nine months ended September 30, 2006 and 2005. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide profitability initiatives including improved performance on significant contracts, better sourcing and other cost structure improvements (200 basis points) and a pension obligation settlement loss recognized in the second quarter of 2005 related to termination of the Inland Revenue contract (50 basis points), offset by incremental costs related to investments in our infrastructure, new service offerings and severance (150 basis points). Our gross margin in 2006 was also favorably impacted by revenues related to the NMCI contract modification discussed above.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.6% and 10.0%, respectively, during the three months ended September 30, 2006 and 2005. The decrease in our SG&A percentage was primarily attributable to the increase in revenues discussed above while maintaining SG&A spend between periods (80 basis points), and a decrease in legal and other costs related to the settlement of shareholder litigation in the third quarter of 2005 (60 basis points). SG&A expenses as a percentage of revenues were 8.9% and 9.3%, respectively, during the nine months ended September 30, 2006 and 2005. The decrease in our SG&A percentage was primarily attributable to the increase in revenues discussed above while maintaining SG&A spend between periods (60 basis points), and a decrease in legal and other costs related to the settlement of shareholder litigation in the third quarter of 2005 (20 basis points), partially offset by an increase in selling costs, including commissions associated with increasing TCV of new business signings (20 basis points).

Other operating income. Following is a summary of other operating income for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restructuring costs, net of reversals	$(1)	$(6)	$(5)	$(16)
Pre-tax gain on disposal of wireless clearing businesses	-	(85)	(1)	(85)
Total	$(1)	$(91)	$(6)	$(101)

We refer you to Note 15 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion of the components of other operating income.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest expense	$(58)	$(61)	$(181)	$(184)
Interest income and other, net	59	20	134	110
Total	$1	$(41)	$(47)	$(74)

The increase in interest income and other for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was primarily due to a $21 million write-down of our investment in a partnership in the third quarter of 2005. We refer you to Note 5 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. The change in interest income and other for the three months ended September 30, 2006 was also due to movements in interest rates and gains from investment sales.

Income taxes. Our effective tax rates on income from continuing operations were 39.9% and 21.9% for the three months ended September 30, 2006 and 2005, respectively. Our effective tax rates on income from continuing operations were 32.2% and 28.6% for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate in the third quarter of 2006 was higher primarily due to the expiration of the U.S. research and development tax credit ("R&D credit"), which had a negative impact on current tax expense of approximately $10 million. The effective tax rate for the nine months ended September 30, 2006 was impacted by the expiration of the R&D credit and the passage of a new Texas tax system requiring a $16 million write-off of net deferred tax assets, offset by favorable changes to the liabilities for tax contingencies, including settlements with the U.S. Internal Revenue Service ("IRS"). In addition, the 2005 effective tax rates were lower due to the benefit of utilizing certain non-U.S. deferred tax assets previously reserved and resolution of certain non-U.S. tax liabilities.

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

Discontinued operations. Discontinued operations is comprised primarily of the net results of A.T. Kearney which was classified as "held for sale" at December 31, 2005 and sold in January 2006. Discontinued operations also includes the net results of the MRO management services business which was transferred to us by A.T. Kearney prior to the divestiture and is classified as "held for sale" at September 30, 2006 and December 31, 2005. We refer you to Note 14 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Segment information. We refer you to Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments for the three and nine months ended September 30, 2006 and 2005.

Financial Position

At September 30, 2006, we held cash and marketable securities of $2.8 billion, had working capital of $2.9 billion, and had a current ratio (current assets/current liabilities) of 1.60-to-1. This compares to cash and marketable securities of $3.2 billion, working capital of $3.5 billion, and a current ratio of 1.68-to-1 at December 31, 2005. Approximately 7% of our cash and cash equivalents and marketable securities at September 30, 2006 were not available for debt repayment due to various commercial limitations on the use of these assets. Refer to "Liquidity and Capital Resources" below for a discussion of cash flows for the nine months ended September 30, 2006.

Days sales outstanding for trade receivables were 59 days at September 30, 2006 compared to 58 days at December 31, 2005. Days payable outstanding were 22 days at September 30, 2006 compared to 19 days at December 31, 2005.

Total debt was $3.1 billion at September 30, 2006 versus $3.3 billion at December 31, 2005. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 28% at September 30, 2006 and 30% at December 31, 2005.

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

At September 30, 2006, there were outstanding an aggregate of $160 million under CSFTs yet to be paid by our clients. No additional asset purchases are expected to be financed under existing arrangements. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $225 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations, including payments made during the first nine months of 2006 and payments due in the remaining three months of 2006 (in millions):

		Payments Made / Due by Period
	Total	2006	2007-2008	2009-2010	After 2010
Long-term debt, including current portion and interest(1)	$5,172	$556	$612	$1,809	$2,195
Operating lease obligations	1,598	304	570	307	417
Purchase obligations(2)	4,064	1,429	1,894	692	49
Total(3)	$10,834	$2,289	$3,076	$2,808	$2,661

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

Liquidity and Capital Resources

Following is a summary of our cash flows for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$1,196	$925
Net cash used in investing activities	(453)	(581)
Net cash used in financing activities	(681)	(678)
Free cash flow	495	476

Operating activities. The increase in cash provided by operating activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to a $359 million change in operating assets and liabilities, offset by a $88 million decrease in cash provided by earnings (i.e., net income less non-cash operating items). The change in operating assets and liabilities resulted primarily from a $221 million improvement in receivable collections and lower vendor and tax payments, partially offset by an increase in vendor prepayments and a decrease in customer prepayments.

Investing activities. The net change in cash used in investing activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to an increase in net proceeds from sales of marketable securities, partially offset by a reduction in proceeds from real estate sales and an increase in payments for purchases of software and other intangibles. Refer to Note 3 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our real estate sales.

Financing activities. The net change in net cash used in financing activities for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to the purchase of outstanding common shares of the Company, offset by a decrease in debt repayments and an increase in proceeds from employee stock transactions. Refer to Notes 6 and 7 in the accompanying unaudited condensed consolidated financial statements for a further discussion of our share repurchase and stock-based compensation programs.

Free cash flow. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments related to acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) capital lease payments. Free cash flow excludes items that are actual expenses that impact cash available for other uses and should not be considered a measure of our liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase (decrease) in cash and cash equivalents. Refer to the table below for a reconciliation of free cash flow to the net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2006 and 2005. We use this measure to evaluate our core operating performance period over period, analyze underlying trends in our business and establish operational goals and forecasts. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies. Non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$1,196	$925

Capital expenditures:
Proceeds from investments and other assets	216	247
Net proceeds from real estate sales	49	154
Payments for purchases of property and equipment	(510)	(521)
Payments for investments and other assets	(37)	(18)
Payments for purchases of software and other intangibles	(338)	(215)
Other investing activities	28	16
Capital lease payments	(109)	(112)
Total capital expenditures	(701)	(449)
Free cash flow	495	476

Other investing and financing activities:
Proceeds from sales of marketable securities	1,985	1,077
Net proceeds from divested assets and non-marketable securities	(11)	149
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(352)	(552)
Payments for purchases of marketable securities	(1,483)	(918)
Proceeds from long-term debt	-	4
Payments on long-term debt	(209)	(560)
Purchase of treasury stock	(502)	-
Employee stock transactions	203	66
Dividends paid	(78)	(79)
Other financing activities	14	3
Effect of exchange rate changes on cash and cash equivalents	(1)	(17)
Net increase (decrease) in cash and cash equivalents	$61	$(351)

Our gross capital requirement was approximately $1.0 billion for the nine months ended September 30, 2006, including equipment and real estate leases and the use of CSFTs.

Credit facilities.  On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement replaced our $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement entered into in September 2004 and our $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants with which non-compliance would allow any amounts outstanding to be accelerated and would prohibit further borrowings. Following is a summary of such covenants and the calculated ratios at September 30, 2006:

	As of and for the Year Ended September 30, 2006
	Covenant	Actual
Leverage ratio	≤ 3.00	1.26
Interest coverage ratio	≥ 3.00	9.86

At September 30, 2006, there were no amounts outstanding under the Credit Agreement. We anticipate utilizing the Credit Agreement principally for the issuance of letters of credit, including the replacement of letters of credit issued under the replaced facilities which aggregated approximately $174 million at September 30, 2006. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement, as was the case with the replaced facilities.

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at September 30, 2006:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Stable	Negative	Stable

At September 30, 2006, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At September 30, 2006, we had total liquidity of $3.4 billion, comprised of unrestricted cash and marketable securities of $2.6 billion and availability under our Credit Agreement of approximately $826 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least 12 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R." This Standard requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan will be recognized the year in which the changes occur, and will be reported in comprehensive income as a separate component of stockholders' equity. Further, certain gains and losses that are not recognized in the financial statements under current accounting literature will be reported in comprehensive income, as well as changes in disclosure requirements. These changes are effective for fiscal years ending after December 15, 2006, with no retroactive restatement of prior periods. Statement No. 158 also requires companies to measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year instead of the October 31 early measurement date we currently use. This change is effective for fiscal years ending after December 15, 2008. While application of the new standard will result in the recognition of a larger pension liability than would have been recognized under the current standard, we have not quantified this amount. We believe the increase in pension liability resulting from the new standard will be partially offset by other changes occurring in the measurement process in the current year, including higher-than-assumed returns on plan assets, higher discount rate assumptions resulting from increases in interest rates, and additional discretionary pension contributions. Adoption of this standard will not affect our compliance with financial debt covenants.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006. We are currently evaluating the impact of applying this guidance.

In July 2006, the FASB issued Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended September 30, 2006. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 12 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Form 10-Q is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Form 10-Q and our 2005 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading "Risk Factors" in Part I, Item 1A of our 2005 Form 10-K. There has been no material changes to the risk factors discussed in our 2005 Form 10-K. We are updating the risk factor below to provide information regarding the value of assets for contracts with ongoing construct activities, and the value of remaining long-lived assets and lease receivables associated with the NMCI contract, as of September 30, 2006.

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Contracts with ongoing construct activities had assets, including receivables, prepaid expenses, deferred costs, equipment and software, of approximately $1.9 billion at September 30, 2006, including approximately $0.9 billion associated with the NMCI contract. Some of these contracts, including the NMCI contract, have experienced delays in their development and construction phases, and certain milestones have been missed. We refer you to the discussion of the NMCI contract under "Overview - 2005 Highlights" in our 2005 Form 10-K for further information regarding our risks under such contracts. Remaining long-lived assets and lease receivables associated with the NMCI contract totaled $260 million and $315 million, respectively, at September 30, 2006. In addition, we refer you to the discussion under "Overview - 2005 Highlights" in our 2005 Form 10-K for further information regarding our risks under a commercial contract for which we recognized a $37 million non-cash impairment charge in 2005.

The risks discussed in our 2005 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by EDS of shares of its common stock during the three months ended September 30, 2006.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2006	-	-	-	-
August 1 - 31, 2006	2,050,000	$23.56	2,050,000	$498,000,000
September 1 - 30, 2006	-	-	-	-
Total	2,050,000	$23.56	2,050,000	$498,000,000

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

ITEM 6.  EXHIBITS

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

Dated: November 3, 2006	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2006	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)