Form 10-K
period 2006-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2007-03-01
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes☐    No  ☒.

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

Large accelerated filer   ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was approximately $12,400,000,000.

There were 514,436,106 shares of the registrant’s common stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007 are incorporated by reference in Part III.

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

As of January 31, 2007, EDS and its subsidiaries employed approximately 131,000 persons in the United States and 63 other countries around the world. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604-6000.

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

EDS Services

Infrastructure Services. EDS Infrastructure Services delivers hosting, workplace (desktop), storage, security and privacy, and communications services that enable clients to drive down their total cost of ownership and increase the productivity of their information technology (IT) environment across the globe. Infrastructure Services include:

•

Data Center Services. EDS Data Center Services address the business and technology needs of our clients for hosting and storage services. These services establish the client’s infrastructure using a set of highly modular, standard components that can be provisioned quickly and easily, serving as the integrated base platform to support business processes and applications. Data Center Services is composed of 6 principal offerings:

–	Managed Server. This service delivers secure midrange hosting within an EDS or client data center. EDS provides high-valued managed services by leveraging standardization, increased automation and virtualization. Services are provided in a fixed rate or a variable rate utility model.

–	Enterprise Application Hosting Services. EDS’ Application Hosting Services provides data center services including managed servers, storage, network and support for mission-critical, packaged enterprise applications. This service extends EDS’ full continuum of application support, providing our clients’ application infrastructure and enabling security, privacy, and compliancy.

–	Web Hosting Services. This service includes the operational management and infrastructure for Web-enabled environments including managed servers, storage, network, and support. EDS Web Hosting Services offers clients base and uplift services provided in EDS leveraged data centers as well as in client data centers.

–	Managed Mainframe. These services include migration to a leveraged EDS service management center with processing environments for dedicated or shared logical partitions. Higher value services include the z/OS platform which provides the client standardization and increased automation in a utility model.

–	Data Center Modernization. These transformational services rationalize, consolidate, automate and virtualize the client’s IT infrastructure and applications environment for reduced cost, increased quality of service and greater flexibility.

–	Storage Management Services. We provide a fully managed suite of enterprise-wide services for storage management, information protection (backup and recovery) and information optimization (archival services) from the data center to the desktop.

•

EDS Workplace Services. EDS Workplace Services delivers expert management and support of the end user’s work environment from the software applications that support the client’s business practices to the supporting network communications infrastructure. Workplace Services include:

–	Workplace Management Services. We offer comprehensive management of a client’s total desktop environment, from acquisition to retirement, including infrastructure technology, software and support for all end user devices.

–	Mobile Workplace Services. EDS Mobile Workplace Services provide an end-to-end managed mobility solution that delivers voice and enterprise data regardless of a user’s locality, device, network or application.

–	Workplace Messaging and Collaboration Services. Messaging solutions provide mailbox service as a base service to users through a hosted, locally or remotely managed messaging system. This service includes Antivirus and Security, and also includes migrating to more current releases and/or consolidating e-mail systems. Collaboration Services secure Instant Messaging and virtual team workspace to enable an organization to improve collaboration.

–	Workplace Support Services. EDS’ Workplace Support Services provide a single point of contact for resolving IT issues in the desktop environment. Service Desk services may be accessed by various channels including telephone, the Web, e-mail and facsimile. Site support is provided for local, on-site technical assistance and troubleshooting when incidents cannot be resolved using remote diagnostic tools or through Service Desk support.

•

Security and Privacy Services. We offer defined security, privacy and business continuity features embedded at the onset in every EDS offering. These features are the people, tools, processes and controls used by EDS across all portfolio offerings to meet clients’ expectations and industry-specific standards and regulations for security, privacy, business continuity management and risk management.

•

EDS Networking Services. EDS Networking Services help organizations manage the growing complexities of aligning their communications and network needs with their overall IT outsourcing strategies. Our capabilities include a global managed services environment targeting a joint compute/network space. This allows our clients to control the risk curve associated with transformation as we use the full breadth of service management to move them to a utility core.

–	Network Management Services. EDS’ Network Management Services delivers scalable solutions, from design and deployment to monitoring and management, to simplify network operations and improve network performance. Our Enterprise Networking Services provide the management of multi-carrier wide area networks.

–	IP Communications Services. Our solutions enable secure, integrated enterprise-wide convergence of voice, data and communications applications and reduce the complexity of enterprise communications. Services include project management, site assessment, engineering, call plan development, migration planning, implementation to operation, asset and operating system management, hardware and software upgrades and ongoing support services with focus on device management.

–	EDS Global Services Network. This managed, end-to-end connection links EDS facilities to each other or to client sites and helps us deliver services reliably and securely to clients. The Global Services Network includes the local network within each EDS facility, the mesh of circuits connecting these facilities and the point where EDS assets interconnect with a carrier partner for final delivery to the client site.

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

Business Process Outsourcing Services. Business Process Outsourcing (BPO) services help clients to achieve economies of scale and improve business performance. By leveraging a shared-services operating model, clients can reduce operational risk and control costs while improving control effectiveness and standardization.

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

EDS also delivers industry-specific offerings and provides industry experts to assist clients in key process improvement redesign. One example is our suite of Government BPO Services. For more than 40 years EDS has provided Medicare and Medicaid claims processing to the U.S. federal and state governments helping to lower program costs while increasing efficiency and performance. EDS’ offerings to governments also include fiscal agent services; decision support services; fraud, waste and abuse protection services; integrated pharmacy services; Health Insurance Portability and Accountability Act (HIPAA) compliance services; immunization registry and tracking services; and case management services. We also offer Internet-based enrollment and eligibility inquiry capabilities. Other industries supported by our industry-specific BPO offerings include financial services, manufacturing, healthcare, transportation, communications, energy and consumer/retail.

Many BPO services are supported by our reusable, multi-client utility platform. This platform is comprised of key components of the BPO portfolio, including CRM and call center services; financial process services such as credit services and insurance services, payment and settlement, card processing and billing and clearing transactions and content management services.

ExcellerateHRO LLP, our 85% owned joint venture with Towers Perrin, offers a comprehensive set of HR outsourcing solutions on a global basis across the core areas of benefits administration, compensation administration, payroll, recruitment and staffing, relocation, work force administration and work force development.

EDS Agile Enterprise

A key component of our multi-year operating plan is the development of the EDS Agile Enterprise technology platform, a network-based utility architecture intended to create a more flexible, open and cost-effective technology foundation for the delivery of a significant portion of our infrastructure outsourcing, applications, and BPO services. As part of this strategy, we have established alliance relationships with a number of leading technology companies to develop the Agile Enterprise technology platform. We refer to this “federation” of technology companies as the EDS Agility Alliance. In addition to the development of the Agile Enterprise Platform, we are integrating our alliance members’ products and services into the EDS portfolio. We also jointly go to market by engaging in operational business planning and other initiatives related to new and existing clients with Agility Alliance members and others.

See “Risk Factors” below for a discussion of certain risks relating to our multi-year operating plan.

Revenues

Our fees are paid pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our infrastructure outsourcing contracts are generally five or more years, and contracts for applications and BPO services generally have shorter terms. We refer you to Note 12 of the notes to the accompanying consolidated financial statements for a summary of certain financial information related to our reportable segments and service offerings for 2006, 2005 and 2004, as well as certain financial information related to our operations in certain countries for such years.

No one client accounted for more than 10 percent of our total revenues in 2006. Approximately one-half of our 2006 revenues were generated outside the United States.

Certain IT outsourcing agreements contain third-party benchmarking provisions which generally permit contractual rates to be compared to a range of market rates for comparable services on a periodic basis over the term of the agreement. We refer you to “Risk Factors” below for a discussion of these provisions.

Approximately $2.3 billion of our 2006 revenues were attributable to the U.S. federal government, including our Navy Marine Corps Intranet (“NMCI”) contract discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Contracts with the U.S. federal government have various attributes that differ from our other commercial contracts, including provisions for modifications in scope of work due to changing customer requirements, annual funding constraints of the federal government and, in some cases, the indefinite delivery/indefinite quantity characteristics of the contracts.

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

Competition

The IT services market remains fragmented and highly competitive. We face competition from companies providing infrastructure, applications and BPO services. Our principal competitors in the infrastructure services market are IBM Global Services, Computer Sciences Corporation (“CSC”), Fujitsu, T-Systems, Hewlett-Packard Services and Accenture Ltd. Our principal competitors in the applications services market are IBM Global Services, Accenture Ltd., Lockheed Martin and CSC, Deloitte Consulting and Keane Consulting. Our principal competitors in the BPO market are Accenture Ltd., Affiliated Computer Services, IBM Global Services, Hewitt and Convergys. In addition, we experience significant competition from telecommunications providers in our network services and other businesses, including applications development and hosting. In recent years we have also experienced significant competition from offshore providers in our infrastructure, applications and BPO businesses, including in particular from India-based competitors such as Infosys Technologies Ltd., Tata Consultancy Services Ltd. and Wipro Ltd.

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

We are not aware of any pending patent or proprietary right disputes that would have a material adverse affect on our consolidated financial position or results of operations.

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

Our engagements with clients may not be profitable. The pricing and other terms of our client contracts, particularly our long-term IT outsourcing agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse affect on our profit margin. Our exposure to this risk increases generally in proportion to the scope of the client contract and is higher in the early stages of such contract. In addition, a majority of our IT outsourcing contracts contain some fixed-price, incentive-based or other pricing terms that condition our fee on our ability to meet defined goals. Our failure to meet a client’s expectations in any type of contract may result in an unprofitable engagement.

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment, including asset purchases and operating losses, in the early stages which is recovered through billings over the life of the respective contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. At December 31, 2006, we had net deferred contract and set-up costs of $807 million, of which $487 million related to 20 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $574 million at December 31, 2006. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

Our exposure to certain industries and financially troubled customers may adversely affect our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse affect on our financial position and our results of operations. For example, we are a leading provider of IT outsourcing services to the United States automobile and airline industries, which sectors have been experiencing significant financial difficulties.

A decline in revenues from or loss of significant clients could reduce our revenues and profitability. Our success is to a significant degree dependent on our ability to retain our significant clients and maintain or increase the level of revenues from these clients, including in particular revenues from certain “mega-deal” long-term IT outsourcing agreements. We may lose clients due to their merger or acquisition, business failure, contract expiration or their conversion to a competing service provider or decision to in-source services. We may not be able to retain or renew relationships with our significant clients in the future. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services. We may not be able to replace the revenue and earnings from any such lost client or reduction in services in the short or long-term. In addition, our contracts may allow a client to terminate the contract for convenience. In these cases we seek, through the terms of the contract, to recover our investment in the contract. There is no assurance we will be able to fully recover our investments in such circumstances.

Impact of rating agency downgrades. Any adverse action by Moody’s, S&P or Fitch with respect to our long-term credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

Some of our contracts contain benchmarking provisions that could decrease our revenues and profitability. Some of our IT outsourcing agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be conducted during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services. Due to the enhanced focus of our clients on reducing their technology costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, our clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. Also, if we can not agree with our client on post-benchmarking pricing adjustments, the contract may permit the client to exercise an early termination right, which may or may not involve payment of a termination fee. Such activities could negatively impact our results of operations or cash flow in 2007 or thereafter to a greater extent than has been our prior experience.

Pending litigation could have a material adverse affect on our liquidity and financial condition. We are defendants in various claims and pending actions arising in the ordinary course of business or otherwise. We refer you to the discussion of “Pending Litigation and Proceedings” under Note 15 of the notes to the accompanying consolidated financial statements for a description of certain of these matters. We are not able to predict the ultimate impact of these matters on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse affect on our liquidity and earnings.

The markets in which we operate are highly competitive, and we may not be able to compete effectively. The markets in which we operate include a large number of participants and are highly competitive. Our primary competitors are IT service providers, large accounting, consulting and other professional service firms, application service providers, telecommunications companies, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. Our business is experiencing rapid changes in its competitive landscape. We increasingly see our competitors moving operations offshore to reduce their costs as well as increasing direct competition from niche offshore providers, primarily India-based competitors. The competition from India-based companies is growing in intensity due to the abundance of highly skilled workers in the country, a pro-business regulatory environment and significantly lower costs of labor, which may allow these competitors to offer lower prices than we are able to offer. Any of these factors may impose additional pricing pressure on us, which could have an adverse affect on our revenues and profit margin.

Market changes may result in decreased profitability. The IT outsourcing market is commoditizing, which is shrinking margins on many of our core offerings. In addition, that market has experienced slower growth and lower margins in recent years. We are continuing to invest in new service offerings in the higher-margin segments such as BPO and applications development. However, if we are unable to implement our strategies to more effectively compete in such markets, our margins and profitability could be adversely affected.

We may not achieve the benefits we expect from our multi-year plan. We have implemented a multi-year plan designed to make significant changes in the way we do business. This plan includes the development of a new technology platform for the delivery of our services which we refer to as the “Agile Enterprise” as well as other initiatives intended to substantially reduce our cost structure. We have invested significant capital in the implementation of the multi-year plan and will invest additional capital in 2007. Although we believe this plan will enable us to achieve sustainable, profitable growth over the longer term, there can be no assurance as to the acceptance of our technology initiatives in the marketplace or our ability to recognize a return on our investment. Our ability to achieve the anticipated cost savings and other benefits from these initiatives on a timely basis is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties some of which are beyond our control. In addition, service pricing contained in certain of our contracts, including our contracts with GM and the U.K. Government’s Department of Works and Pension, assume successful completion of our EDS Agile Enterprise initiatives on a timely basis. If these assumptions are not realized and we experience delays beyond those already experienced with respect to certain segments of these initiatives, or if other unforeseen events occur, our business and results of operations could be adversely affected and there could be a material adverse affect on the price of our securities.

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

Risks associated with our international operations could negatively affect our earnings. International operations accounted for approximately one-half of our revenues in 2006 and will continue to represent a significant opportunity for growth in the IT industry. Our results of operations are affected by our ability to manage risks inherent in doing business abroad. These risks include exchange rate fluctuation, regulatory concerns, terrorist activity, restrictions with respect to the movement of currency, access to highly skilled workers, political and economic instability and our ability to protect our intellectual property. Any of these risks could impede our ability to increase our presence in certain jurisdictions or enter new jurisdictions. In addition, these risks could result in increased costs which could materially adversely affect our results of operations.

In June 2006, we acquired a majority interest (approximately 51%) in MphasiS Limited (“MphasiS”), a publicly traded applications and business process outsourcing services company based in Bangalore, India. In connection with this investment, we are exposed to additional international risks, including being subject to Indian securities laws and regulations. If we fail to comply with the requirements of the Stock Exchange Board of India, the stock exchanges upon which MphasiS is listed or any of the other applicable Indian regulatory authorities, our investment in MphasiS could be materially adversely affected, and such violation could result in significant legal consequences to us.

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

A material weakness in our internal controls could have a material adverse affect on us. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

In connection with our efforts to improve the processing efficiency of our general accounting functions, we implemented the SAP accounting system in the United States effective as of January 1, 2007, requiring changes in the processing of general ledger transactions, including journal entries, as of that date. We expect this implementation to be complete during the first quarter of 2007. With limited exceptions, our other accounting operations had already been using this system. We expect to implement other SAP systems in the United States, including for procurement, accounts payable and asset management, in the future. In addition, commencing in the first quarter of 2007, we will transition certain transaction and journal entry processing and preparation of general ledger account reconciliations from the existing accounting workforce to a newly hired workforce in lower cost Best ShoreSM locations. We expect these actions will improve our internal controls over financial reporting by enabling us to conform general ledger processing to a single, global standard and operate a more centralized accounting function. We have taken steps to mitigate the control risks created by these actions, including establishment of monitoring controls and workforce management and training programs. However, if we are unable to timely and effectively complete these actions, our ability to maintain adequate internal control over financial reporting could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, free cash flow, total contract value (“TCV”) of new contract signings, operating margins and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance, short- and long-term revenue, future cost savings, earnings and free cash flow, the timing of the revenue, earnings and free cash flow impact of new and existing contracts, liquidity, estimated future revenues from existing clients, the TCV of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government’s ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our multi-year plan and cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; and the degree to which third parties continue to outsource IT and business processes.

We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2006, we operated approximately 212 locations in 39 states in the United States and 367 locations in 45 countries outside the United States. At such date, we owned approximately 2.8 million square feet of space and leased from third parties approximately 20.8 million square feet of space.

We operate 14 large scale Service Management Centers, or SMCs, to service our IT outsourcing operations in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands and the United Kingdom. In addition, we provide applications services from our Solution Centres located throughout the world. We also operate service delivery centers, or SDCs, at customer-owned sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple customer SMCs or our Solution Centres. Our leased properties consist primarily of office, warehouse, Solution Centre, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, generally have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract. We review our space requirements and efficiency on an ongoing basis.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth below under the heading “Pending Litigation and Proceedings” in Note 15 of the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to the executive officers of EDS, and persons chosen to become executive officers of EDS, as of February 1, 2007:

Michael H. Jordan, 70, has been Chairman and Chief Executive Officer of EDS since March 2003. He was Chairman and Chief Executive Officer of CBS Corporation (formerly Westinghouse Electric Corporation) from July 1993 until December 1998. Prior to joining Westinghouse, Mr. Jordan was a principal with the investment firm of Clayton, Dubilier and Rice from September 1992 through June 1993, Chairman of PepsiCo International from December 1990 through July 1992 and Chairman of PepsiCo World-Wide Foods from December 1986 to December 1990. Mr. Jordan has been chairman of the board of directors of eOriginal, Inc. (electronic document services) since June 1999. He is also a director of Aetna Inc.

Jeffrey M. Heller, 67, has been Vice Chairman of EDS since December 2006 and a director since rejoining EDS in 2003. He was President of EDS from March 2003 to December 2006 and Chief Operating Officer from March 2003 to October 2005. He retired from EDS in February 2002 as Vice Chairman, a position he had held since November 2000. Mr. Heller served as President and Chief Operating Officer of EDS from 1996 to November 2000, Senior Vice President from 1984 to 1996, and Chairman of Unigraphics Solutions Inc. (then a subsidiary of EDS) from January 1999 to February 2001. He joined EDS in 1968 and has served in numerous technical and management capacities. Mr. Heller is also a director of Temple Inland Corp. and Mutual of Omaha.

Ronald A. Rittenmeyer, 59, has been President of EDS since December 2006 and Chief Operating Officer since October 2005 (including service as Co-Chief Operating Officer from October 2005 to May 2006), and has oversight responsibility for EDS’ day-to-day global operations. He served as Executive Vice President, Global Service Delivery from July 2005 to December 2006, in which position he was responsible for EDS’ global delivery capabilities. Prior to joining EDS, he was Managing Director of The Cypress Group, a private equity firm, from July 2004 to June 2005, Chairman, Chief Executive Officer and President of Safety-Kleen, Inc., a hazardous waste management company, from August 2001 to July 2004, and Chief Executive Officer and President of AmeriServe, a food services company, from February 2000 to December 2001. Prior to that time Mr. Rittenmeyer had held executive positions with RailTex, Inc., Ryder TRS, Inc., Burlington Northern Railroad, Frito-Lay, Inc., PepsiCo Food International and Merisel.

Charles S. Feld, 64, has been Senior Executive Vice President, Applications Services of EDS since December 2006 and was Executive Vice President, Portfolio Development of EDS from January 2004 to December 2006. Mr. Feld has oversight responsibility for the development and strategic direction of our service offerings. From 1992 to January 2004, he served as Chief Executive Officer and President of The Feld Group, Inc., a technology management firm founded by him and acquired by EDS in January 2004. During that period, Mr. Feld served in technology positions at numerous Feld Group clients, including as Chief Information Officer at First Data Resources, a division of First Data Corp., from 2000 to 2002 and Chief Information Officer of Delta Air Lines from 1997 to 2000. Prior to establishing The Feld Group, Mr. Feld had served as Chief Information Officer of the Frito-Lay subsidiary of PepsiCo, Inc. since 1981. His association with that company began in 1970 as a systems engineer for International Business Machines Corporation.

Paul W. Currie, 48, has been Executive Vice President, Corporate Strategy and Business Development of EDS since April 2006. Prior to joining EDS, he was managing partner of Currie & Co., a consultancy providing strategic, corporate development, financial and operational advice from January 2003 to April 2006. From March 2000 to January 2003, Mr. Currie served as Chief Executive Officer of Symcor Inc., a business process outsourcing services provider in Canada. He was Executive Vice President, corporate development and mergers & acquisitions for Newcourt Credit Group from 1998 to 1999 and a partner with Coopers & Lybrand from 1988 to 1997.

Storrow M. Gordon, 54, has been Executive Vice President, General Counsel and Secretary of EDS since September 2005. Ms. Gordon has oversight responsibility for our legal affairs on a global basis and is responsible for our Office of Ethics and Compliance. She served as Deputy General Counsel of EDS from 2000 to September 2005. Prior to joining EDS in 1991, Ms. Gordon was a shareholder in a Dallas law firm specializing in corporate and general business law.

Jeffrey D. Kelly, 50, has been Executive Vice President, North America of EDS since January 2007, with oversight responsibility for our North American operations. He was a vice president responsible for our General Motors account from January 2005 to January 2007 and divisional vice president of our infrastructure portfolio, leading our services focused on transformation in IT outsourcing, agile infrastructure and leveraged market solutions, from 2002 to 2004. Mr. Kelly has served in numerous operational, sales and client account leadership roles since joining EDS in 1985.

Tina M. Sivinski, 50, has been Senior Executive Vice President and Chief Administrative Officer of EDS since February 2007. She has oversight responsibility for our human resources, contractor fulfillment, security and risk and real estate functions. She served as Executive Vice President, Human Resources from October 2003 to February 2007 and Senior Vice President, Human Resources from October 2002 to October 2003. Prior to that time, she was President of EDS’ Global Energy Industry Solutions group from August 2001 to October 2002. Before joining EDS, Ms. Sivinski was Vice President of Strategic Marketing, Sales and Business Development for GrandBasin, a Halliburton Company, from November 2000 to May 2001, a Vice President of Science Applications International from January 2000 to November 2000 and was employed by Data General Corp from 1980 to December 1999, most recently as a Vice President.

Bill Thomas, 47, has been Executive Vice President, EMEA of EDS since December 2006. In this and prior positions held since January 2003 he has had oversight responsibility for EDS’ Europe, Middle East and Africa (EMEA) operations. Mr. Thomas was regional vice president of EDS UK and Ireland from September 2000 to January 2003. He has served in numerous operational, business development and client account roles since joining EDS in 1991.

Ronald P. Vargo, 52, has been Executive Vice President and Chief Financial Officer of EDS since August 2006 and was Co-Chief Financial Officer from March to August 2006. He has oversight responsibility for all aspects of EDS’ finance function, including treasury, financial analysis, tax, controller, administration, investor relations and audit functions. He served as Vice President and Treasurer of EDS from January 2004 until August 2006 and as Treasurer until December 2006, in which positions he had responsibility for EDS’ global treasury, corporate finance, and risk management operations as well as pension and corporate investment activities. Prior to joining EDS in January 2004, he was Vice President and Treasurer of TRW Inc., now part of Northrop Grumman, from 1999 to 2003, a position he also held between 1991 and 1994. In addition, he held various financial and management positions at TRW Inc., The Standard Oil Company (subsequently British Petroleum p.l.c.) and General Electric Company.

Executive officers serve at the discretion of our Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “EDS.” The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the common stock for the periods indicated.

Calendar Year	High	Low
2005
First Quarter	$23.35	$19.59
Second Quarter	21.11	18.59
Third Quarter	23.95	19.00
Fourth Quarter	24.82	21.16
2006
First Quarter	$28.09	$23.83
Second Quarter	27.86	23.31
Third Quarter	24.59	22.42
Fourth Quarter	27.93	23.80

The last reported sale price of the common stock on the NYSE on February 21, 2007 was $29.32 per share. As of that date, there were approximately 103,531 record holders of common stock.

We declared quarterly dividends on our common stock at the rate of $0.05 per share in 2005 and 2006.

The following table provides information about purchases by EDS of shares of its common stock during the three months ended December 31, 2006.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2006	—	—	–—	$498,000,000
November 1 – 30, 2006	2,688,400	$27.10	2,688,400	$426,000,000
December 1 – 31, 2006	4,000,000	$27.25	4,000,000	$317,000,000

Total	6,688,400	$27.19	6,688,400	$317,000,000

On February 21, 2006, EDS announced that its Board of Directors had authorized the repurchase of up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, EDS entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which EDS expected to repurchase approximately 15 million shares of its common stock at a price per share of $26.61. The financial institution immediately borrowed shares that were sold to EDS. Subsequently, the financial institution purchased shares in the open market to settle its share borrowings. On May 31, 2006, the financial institution completed its repurchases under the agreement, and pursuant to the terms of the agreement delivered 258,293 additional shares of common stock to EDS. The 15,290,236 total number of shares repurchased under this agreement, with an average purchase price per share of $26.16, excluding fees and commissions, are reflected under the column “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program” above. As of December 31, 2006, EDS had purchased an aggregate of 26.2 million shares pursuant to this share repurchase authorization at a cost of $683 million. The foregoing table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Performance Graph

The following graph compares the cumulative total shareholder return on EDS Common Stock, including reinvestment of dividends, for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Goldman Sachs Technology Services Index assuming an investment of $100 on January 1, 2002. This graph is presented in accordance with SEC requirements. You are cautioned against drawing any conclusions from this information, as past results are not necessarily indicative of future performance. This graph in no way reflects a forecast of future financial performance.

Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any future filings with the SEC by reference, including this Form 10-K, the above Performance Graph is not incorporated by reference into any such filings.

ITEM 6.	SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2006(1)	2005(1)	2004(2)	2003(2)	2002(2)(3)
Operating results
Revenues	$21,268	$19,757	$19,863	$19,758	$19,538
Cost of revenues	18,579	17,422	18,224	18,261	16,352
Selling, general and administrative	1,858	1,819	1,571	1,577	1,532
Other operating (income) expense	15	(26)	170	175	(2)
Other income (expense)(4)	(60)	(103)	(272)	(262)	(331)
Provision (benefit) for income taxes	257	153	(103)	(205)	451
Income (loss) from continuing operations	499	286	(271)	(312)	874
Income (loss) from discontinued operations	(29)	(136)	429	46	242
Cumulative effect on prior years of changes in accounting principles, net of income taxes	—	—	—	(1,432)	—
Net income (loss)	470	150	158	(1,698)	1,116

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$0.96	$0.55	$(0.54)	$(0.65)	$1.82
Net income (loss)	0.91	0.29	0.32	(3.55)	2.33
Diluted earnings per share of common stock:
Income (loss) from continuing operations	0.94	0.54	(0.54)	(0.65)	1.79
Net income (loss)	0.89	0.28	0.32	(3.55)	2.28
Cash dividends per share of common stock	0.20	0.20	0.40	0.60	0.60

Financial position
Total assets	$17,954	$17,087	$17,744	$18,616	$18,880
Long-term debt, less current portion	2,965	2,939	3,168	4,148	4,148
Shareholders’ equity	7,896	7,512	7,440	7,022	7,022

(1)	We adopted a new method of accounting for share-based payments as of January 1, 2005. This change in accounting resulted in the recognition of pre-tax compensation expense of $123 million ($83 million net of tax) and $160 million ($110 million net of tax) for the years ended December 31, 2006 and 2005, respectively.
(2)	Operating results for each of the years in the three year period ended December 31, 2004 have been restated to conform to the current presentation to reflect certain activities as discontinued operations during 2005.
(3)	We adopted a new method of accounting for revenue recognition on long-term contracts effective January 1, 2003. Amounts for prior years are reported in accordance with our previous method of accounting for revenue recognition. Revenues for the year ended December 31, 2002 were $18,311 million on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception. Net income for the year ended December 31, 2002 was $460 million on a comparable pro forma basis as if the aforementioned accounting change had been applied to all contracts at inception.
(4)	Other income (expense) includes net investment gains (losses) in the pre-tax amounts of $17 million, $(41) million, $6 million, $6 million and $(119) million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.

Overview

We are a leading provider of IT infrastructure, applications development and business process outsourcing services to corporate and government clients around the world. This section provides an overview of the principal factors and events that impacted our 2006 financial results and may impact our future financial results.

Results. We reported revenues of $21.3 billion in 2006, an increase of 8% over 2005 revenues of $19.8 billion. Revenues in 2006 increased 7% on an organic basis which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations increased $213 million in 2006 to $499 million compared with $286 million in 2005. Net income increased $320 million in 2006 to $470 million compared with $150 million in 2005.

The improvement in our results in 2006 is primarily due to the success of our initiatives outlined at the beginning of the year to achieve profitable growth through continued focus on cost competitiveness and service quality. Refer to “Results of Operations” below for additional information about our results for 2006, 2005 and 2004.

Investments in Infrastructure and Workforce Alignment. We continued to invest significant amounts in our infrastructure and workforce alignment initiatives in 2006. These investments represented approximately $0.80 per share of expenses during the year ended December 31, 2006, compared to approximately $0.44 per share during the year ended December 31, 2005.

The principal focus of our infrastructure investments in 2006 continued to be the development of our “Agile Enterprise” platform, a network-based utility architecture designed to create a flexible, open and cost-effective technology foundation for the delivery of a significant portion of our IT outsourcing and BPO services, and investments in automation and monitoring tools and products to improve productivity. This initiative includes investments to drive standardization and automation in our service delivery platforms. We migrated certain large clients to our new service delivery platforms in 2006 and expect to migrate additional clients in 2007. Our infrastructure investments also included the build-out of our global services network, which was substantially completed in 2006. Our infrastructure investments represented approximately $0.46 per share of expenses in 2006.

Our workforce alignment investments are focused on increasing our capabilities in lower-cost, Best ShoreSM geographies, including India, Latin America, Hungary and China. These investments, which were principally comprised of severance payments, reflected the reduction in force of approximately 5,000 employees in higher cost geographies in 2006. We more than doubled the number of employees in Best ShoreSM locations in 2006 from approximately 14,000 to 32,000 persons, including approximately 18,000 in India. Our Indian workforce includes approximately 13,000 employees of MphasiS Limited (“MphasiS”). We acquired a majority equity interest in MphasiS in June 2006. Our initiatives to increase capabilities in Best ShoreSM locations also include the transfer of certain internal administrative functions, which are a principal component of our efforts to reduce our selling, general and administrative (“SG&A”) expenses as a percentage of revenue while allowing for additional focus on sales resources. Our labor cost management initiatives in 2006 also benefited from increased productivity and our investments in automation and monitoring described above. These investments in workforce alignment represented approximately $0.34 per share of expenses in 2006.

Total Contract Value of New Contract Signings. A significant portion of our revenue is generated by long-term IT services contracts. Accordingly, the total contract value, or TCV, of new business signings is a key metric used by management to monitor new business activity. We refer you to the discussion of our calculation of TCV under the heading “Non-GAAP Financial Measures” below. The TCV of our new contract signings in 2006 was approximately $26.5 billion, compared to approximately $20.1 billion and $14.0 billion in 2005 and 2004, respectively. The increase for 2006 was driven by the $3.6 billion TCV related to our new contract with GM and the $3.9 billion TCV related to the extension of our NMCI contract, each discussed below. It also reflects an increase in “new logos” as a percentage of overall TCV in 2006 compared to 2005. See “2007 Priorities and Expectations” below for our expectations regarding the TCV of new contract signings in 2007.

Following is a quarterly summary of the TCV of contract signings (excluding contracts related to discontinued operations), for each of the last five years (in billions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2002	$6.7	$5.6	$2.6	$7.6	$22.5
2003	2.6	3.0	3.1	3.9	12.6
2004	3.6	3.8	2.9	3.7	14.0
2005	6.9	2.6	5.3	5.3	20.1
2006	10.0	5.4	3.5	7.6	26.5

The TCV of contract signings can fluctuate significantly from year to year depending on a number of factors, including the number and timing of significant new and renewal contracts (sometimes referred to as “mega-deals”) and the length of those contracts.

Acquisition of Majority Equity Interest in MphasiS. In June 2006, we acquired a majority interest (approximately 51%) in MphasiS, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $352 million. The acquisition of MphasiS enhances our delivery capabilities in priority growth areas of applications development and business process outsourcing services. We refer you to Note 16 in the accompanying Notes to Consolidated Financial Statements. Subsequent to the acquisition of MphasiS, the MphasiS board of directors and the board of directors of our wholly-owned Indian subsidiary approved the merger of that subsidiary into MphasiS, pending applicable approvals. If approved, the merger will enable us to consolidate our operations in India. The operational integration of the two entities is expected to be completed in the first quarter of 2007. The proposal is subject to approval of the stock exchanges in India, shareholders of both companies and court approval. Based on an independent valuation of the two entities, the merger would result in increasing our stake in MphasiS to approximately 62% from approximately 51% at present. In October 2006, we announced an open offer to acquire additional MphasiS common shares, which we expect to be completed in the first quarter of 2007. However, because the offer price is lower than the current trading price for such shares, we do not expect to acquire a significant number of additional shares pursuant to this offer.

General Motors Recompete. GM is our largest single client. Our 10-year Master Service Agreement, or MSA, with GM expired in June 2006. The MSA served as a framework for the negotiation and operation of service agreements representing a substantial majority of our revenues from GM. Following a recompete process, in February 2006 we were awarded approximately 70% of the contracts we bid on with a total contract value then estimated at approximately $3.6 billion over five years. Revenues from GM, which include revenues under the MSA through June 7, 2006, were approximately $1.7 billion, or 8% of our total revenues, in 2006. We expect annualized revenue from GM of approximately $1.3 billion to $1.5 billion over the remaining term of the new agreement, including the business awarded in the recompete and additional business not part of the recompete. Due to improvements in our cost structure already achieved and expected to be achieved in part through the implementation of our multi-year plan, we do not expect a significant change over the term of the new agreement in our operating margins attributable to this client compared to recent historical results.

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the “DoN”), which includes the U.S. Navy and Marine Corps, under a contract that has been extended through September 2010. Prior to 2006, this contract had a significant adverse impact on our operating results. In 2003, we incurred operating losses of $389 million, excluding a deferred contract cost write off of $559 million, and reported free cash flow usage of $824 million associated with this contract. In 2004, we incurred operating losses of $487 million, exclusive of a $375 million non-cash impairment charge to write down long-lived assets to estimated fair value, and reported free cash flow usage of $423 million (excluding the $522 million cash payment for the purchase of financial assets associated with a securitization facility referred to below) associated with this contract. In 2005, we incurred operating losses of $75 million and reported free cash flow of $125 million associated with this contract.

On March 24, 2006, we entered into a contract modification with the DoN pursuant to which the DoN exercised its option to extend this contract by three years through September 2010. The contract was also amended to, among other things, incorporate pricing for legacy support, restructure client satisfaction incentive methods to allow for objective metrics, extend the refresh period for a majority of desktop seats, establish the economic lives and valuation methodology for equipment and related infrastructure payable in the event of the DoN’s election to purchase such equipment at contract termination, increase the DoN’s minimum purchase requirements by an aggregate of $500 million over program years 2006 through 2010, provide for the payment to EDS of $100 million in cash (which was received in the second quarter of 2006), and provide for the release by EDS of certain claims related to the contract. The $100 million cash payment was allocated to future services and will be recognized as revenue on a straight-line basis over the remaining term of the contract. As a result of the contract modification, in compliance with Emerging

Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, we recognized sales-type capital lease revenue of $116 million in the first quarter of 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now accounted for as operating leases based on revised estimates of economic lives as agreed in the contract modification (20 years). We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $278 million and $295 million, respectively, at December 31, 2006. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during the first quarter. Operating profit for the contract during 2006 improved significantly over prior years as a result of higher levels of seat deployment and service delivery improvements. As part of the March 24, 2006 contract modification, we also became eligible to be compensated for certain communications costs when required to supplement the Government communications network, and we received orders of $40 million from the DoN related to the fourth quarter of 2005 through the third quarter of 2006. This amount is included in revenues in our consolidated statement of operations for the year ended December 31, 2006.

U.K. Ministry of Defence Contract. In March 2005, a consortium led by us was awarded a 10-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of the initial contract was approximately $3.9 billion over 10 years. In December 2006, the contract was amended to include the second increment of such project, increasing the total contract value by approximately $1.27 billion over the remaining eight years of the contract. Our upfront expenditure and capital investment requirements for this contract have adversely impacted our free cash flow and earnings during certain fiscal periods since inception of the contract and may continue to do so in the future. Many of the services and service delivery challenges required by this contract are similar to those required by the NMCI contract discussed above, and accordingly, many of the risks are the same. We have applied lessons learned from our experience with the NMCI contract to this contract, including contract terms with clearly defined client and EDS accountability and improved program management. There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During 2006, we reached a mutually satisfactory agreement with the client regarding some initial billing adjustments under the contract to reflect part of the financial impact to us of an extended initial development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Verizon. We provided IT services to MCI, Inc. pursuant to an IT services agreement that included minimum annual purchase obligations through January 2008. We also procured network telecommunications services from MCI pursuant to an agreement that included minimum annual purchase obligations through 2010. MCI was acquired by Verizon Communications, Inc. in January 2006. In December 2006, Verizon in-sourced most of the IT services we had been providing to MCI. We received a $90 million payment from Verizon in the fourth quarter of 2006 for assets and transition services. We also received a payment of $225 million in the first quarter of 2007 related to the termination of these services. As a result of this payment and certain services we will continue to provide and bill for in 2007, we do not expect that our free cash flow or income for this contract for the 2007 fiscal year will be significantly different from the results we would have experienced had the contract continued unchanged through January 2008. However, we do not expect to recognize any significant revenue or earnings from this client after 2007. Although the $225 million payment will be reflected in our first quarter 2007 free cash flow, the payment is expected to be reflected in our revenue and earnings for the first and third quarters of 2007 due to certain contingencies in our agreement with this client. In addition to the changes to our IT services agreement, the agreement pursuant to which we procure telecommunications network services was also amended to, among other things, reduce our minimum annual spend commitment by approximately 50% and provide additional flexibility in our ability to meet that commitment.

Divestiture of Global Field Services. On November 15, 2006, we completed the sale of Global Field Services, our desktop support services business located in Europe. As a result of this disposition, we incurred a pre-tax loss in the fourth quarter of 2006 of $23 million.

Divestiture of A. T. Kearney. We completed the sale of our A.T. Kearney management consulting subsidiary to the firm’s management effective January 20, 2006. That subsidiary is classified as “held for sale” at December 31, 2005 and its results are included in income (loss) from discontinued operations. A.T. Kearney’s results for the year ended December 31, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The estimated fair value was determined based on the terms of the sale. The impairment charge was partially offset by the recognition of $8 million previously unrecognized tax assets that were expected to be realized as a result of the sale. Income (loss) from discontinued operations also includes the net results of the maintenance, repair and operations (MRO) management services business which was transferred by A.T. Kearney to us prior to the divestiture of A.T. Kearney in January 2006. We refer you to Note 17 in the accompanying Notes to Consolidated Financial Statements.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 519 million and 529 million, respectively, for the year ended December 31, 2006. On February 21, 2006, we announced that the Board of Directors had authorized a $1 billion share repurchase program over 18 months. Through December 31, 2006, we had purchased 26.2 million shares at a cost of $683 million under this repurchase program, including the shares purchased under a $400 million accelerated share repurchase (“ASR”) agreement entered into in February 2006 (see Note 1 in the accompanying Notes to Consolidated Financial Statements). Our share count reflects the share repurchases referred to above, as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares under the authorization referred to above, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes. We are evaluating a “share neutral” approach, the objective of which would be to repurchase sufficient additional shares to approximately offset the dilutive effects of our employee stock-based compensation plans. Assuming we adopt such an approach, we expect the weighted-average number of shares used to compute diluted earnings per share to be approximately 545 million shares (which includes the dilutive impact of our contingently convertible senior notes).

Accounting change. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 158 in 2006. We refer you to Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information about this accounting change.

2007 Priorities and Expectations

In 2007, we will continue our initiatives to achieve profitable growth through focus on cost competitiveness and service quality. We expect to show continued improvement in our financial results as we benefit from our prior investments in infrastructure and workforce realignment, a reduction in the level of those investments compared to 2006 and our initiatives to further improve productivity and performance at the account level, leverage service delivery and reduce selling, general and administrative expense as a percent of revenues. In addition, we will continue our focus on improving service quality, client satisfaction and client innovation.

We currently expect 2007 revenues of approximately $22.0 billion to $22.5 billion, which would represent an increase in organic revenues of approximately 4% from 2006, driven principally by the increased level of contract signings in 2006.

We currently expect 2007 adjusted earnings per share of approximately $1.60, which excludes the impact of discontinued operations, gains and losses from divestitures, reversals of previously recognized restructuring expense and other identified items that management believes are not reflective of our core operating business. We refer you to the discussion of adjusted net income and adjusted earnings per share under “Non-GAAP Financial Measures” below. The expected increase in 2007 adjusted earnings per share reflects an anticipated improvement in operating margins.

We currently expect to generate free cash flow of $1.0 billion to $1.1 billion in 2007, an improvement from 2006 driven principally by the forecasted improvement in our operating margins. Refer to “Non-GAAP Financial Measures” below for a definition and discussion of free cash flow.

We currently expect the TCV of new contract signings in 2007 to be approximately $23 billion. We refer you to the discussion of the calculation of TCV under the heading “Non-GAAP Financial Measures” below.

The estimates for 2007 financial performance set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations rely on management’s current assumptions, including assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the control of management, that could cause actual results to differ materially from such estimates. For a discussion of certain of these factors, we refer you to the discussion under “Risk Factors” in Item 1A of this Form 10-K.

Non-GAAP Financial Measures

In addition to generally accepted accounting principles, or GAAP, results, we disclose the non-GAAP measures of adjusted net income, adjusted earnings per share (EPS), and free cash flow. Adjusted net income and adjusted earnings per share exclude the impact of certain special amounts, specifically earnings/losses from discontinued operations net of taxes, gains and losses from divestitures, reversals of previously recognized restructuring expense and other identified items that management believes are not reflective of our core operating business. Such amounts may have a material impact on our net income and earnings per share. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to EDS for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase/decrease in cash and cash equivalents. Refer to “Liquidity and Capital Resources” below for a reconciliation of free cash flow to the net increase (decrease) in cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004. Management considers these non-GAAP measures an important measure of EDS’ performance. Management uses these measures to evaluate EDS’ core operating performance period over period, analyze underlying trends in EDS’ business and establish operational goals and forecasts, including targets for performance-based compensation. EDS may not define adjusted net income, adjusted earnings per share or free cash flow in the same manner as other companies and, accordingly, the amounts reported by EDS for such measures may not be comparable to similarly titled measures reported by other companies.

We also disclose the total contract value, or TCV, of new business signings. Management considers TCV to be an important metric to monitor new business activity. There are no third-party standards or requirements governing the calculation of TCV. The TCV of a client contract represents our estimate at contract signing of the total revenue expected over the term of that contract. Contract signings include contracts with new clients and renewals, extensions and add-on business with existing clients. TCV does not include potential revenues that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under non-governmental contracts that are subject to client discretion. TCV reflects a number of management estimates and judgments regarding the contract, including assumptions regarding demand-driven usage, scope of work and client requirements. In addition, our contracts may be subject to currency fluctuations and, for contracts with the U.S. federal government, annual funding constraints and indefinite delivery/indefinite quantity characteristics. Accordingly, the TCV we report should not be considered firm orders or predictive of future operating results.

Non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. To gain a complete picture of our performance, management does (and investors should) rely on our GAAP financial statements.

Results of Operations

Revenues. As-reported growth percentages are calculated using revenues reported in the consolidated statements of operations. Organic growth percentages are calculated by removing from current year as-reported revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. It further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenue from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period. Segment revenues for non-U.S. operations are measured using fixed currency exchange rates. Differences between the fixed and actual exchange rates are included in the “all other” category.

Following is a summary of revenues for the years ended December 31, 2006 and 2005 (in millions):

			As-Reported Growth %	Organic Growth %
Consolidated revenues:	2006	2005
Revenues	$21,268	$19,757	8%	7%

			% Increase (Decrease)
Segment revenues:	2006	2005
Americas	$9,588	$9,239	4%
EMEA	6,448	5,935	9%
Asia Pacific	1,479	1,377	7%
U.S. Government	3,350	2,842	18%
Other	23	22	—

Total Outsourcing	20,888	19,415	8%
All other	380	342

Total	$21,268	$19,757	8%

Revenue growth in the Americas was primarily attributable to contracts with new clients in our retail, energy and transportation industry groups, add-on business with existing clients in our financial services industry group and in Latin America, and our ExcellerateHRO business which began operations in March 2005. Americas revenues in 2006 includes the recognition of a $90 million payment for assets and transition services related to the in-sourcing of services by Verizon described above. Revenue growth in EMEA was primarily attributable to increased revenues from the U.K. MoD contract and clients in North and South EMEA, partially offset by a decline in revenues from clients in Central EMEA and the U.K. Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract and several state Medicaid contracts, partially offset by the impact of the completion of a large federal contract in 2005. Refer to the “Overview” section above for a further discussion of the U.K. MoD, NMCI and Verizon contracts and of our acquisition of MphasiS.

Following is a summary of revenues for the years ended December 31, 2005 and 2004 (in millions):

			As-Reported Growth %	Organic Growth %
Consolidated revenues:	2005	2004
Revenues	$19,757	$19,863	(1)%	(3)%

			% Increase (Decrease)
Segment revenues:	2005	2004
Americas	$9,239	$9,251	—
EMEA	5,935	6,247	(5)%
Asia Pacific	1,377	1,289	7%
U.S. Government	2,842	2,893	(2)%
Other	22	24	—

Total Outsourcing	19,415	19,704	(1)%
All other	342	159

Total	$19,757	$19,863	(1)%

The decrease in revenues in the Americas was primarily due to the termination of a significant commercial contract in August 2004 (see Note 3 in the accompanying Notes to Consolidated Financial Statements). The decrease in revenues in EMEA was primarily due to the termination of our contract with the U.K. Government’s Inland Revenue department effective June 2004, offset by an increase in revenue from other government and commercial clients, including our contract with the U.K. MoD. Revenue growth in Asia Pacific was primarily due to an increase in revenues from a client in the financial services industry in Australia. The decrease in the U.S. Government was primarily attributable to the completion of a large federal contract in early 2005, partially offset by an increase in revenue from our NMCI contract.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 12.6%, 11.8% and 8.3% in 2006, 2005 and 2004, respectively. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide productivity initiatives, including improved performance on significant contracts, better sourcing and other cost structure improvements (240 basis points) and a pension obligation settlement loss associated with the termination of the Inland Revenue contract in 2005 (40 basis points), partially offset by incremental costs related to investments in our infrastructure, new service offerings and severance (190 basis points). Contracts with improved performance in 2006 include, among others, the NMCI contract (140 basis points), which includes the impact of the contract modification discussed above, and the Verizon contract (35 basis points), which includes the impact of the $90 million payment for assets and transition assistance services discussed above. The increase in our gross margin percentage in 2005 was primarily attributable to an improvement in the performance of the NMCI contract which had operating losses of $75 million in 2005 compared with operating losses of $487 million and an asset impairment charge of $375 million in 2004. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements. The NMCI contract had a 480 basis point negative impact on our 2004 gross margin percentage compared to a 90 basis point negative impact in 2005. Other items affecting our 2005 gross margin include a pension obligation settlement loss associated with the termination of the Inland Revenue contract (40 basis points), an increase in compensation expense attributable to the change in accounting for share-based payments (50 basis points), a deferred cost impairment charge associated with a large IT commercial contract (20 basis points) and litigation costs (20 basis points). These items were partially offset by favorable resolution of certain customer contract matters that permitted recognition of previously deferred revenue (40 basis points). Our gross margin in 2005 was also adversely affected by investments in our infrastructure and new service offerings and a decrease in revenues, including the termination of our contract with the U.K. Government’s Inland Revenue department. An additional item affecting our 2004 gross margin was operating losses and other charges on our “other commercial contract” (150 basis points).

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.7%, 9.2% and 7.9% in 2006, 2005 and 2004, respectively. The decrease in our SG&A percentage in 2006 was primarily attributable to an increase in revenues (70 basis points) and a decrease in legal costs (20 basis points), including costs associated with the settlement of a consolidated securities action in 2005, partially offset by an increase in selling costs associated with increasing TCV of new business signings (10 basis points). The increase in our SG&A percentage in 2005 was primarily attributable to an increase in compensation expense resulting from the change in accounting for share-based payments, and performance-based RSUs (30 basis points) and incremental legal and regulatory costs (20 basis points), including costs associated with the settlement of a consolidated securities action. Our SG&A expense in 2005 was also impacted by higher sales and marketing costs, including commissions associated with increasing TCV of new business signings (40 basis points), and by certain investment initiatives (10 basis points).

We expect our operating margin [(revenues less costs and expenses)/revenues] to improve in 2007 driven by the benefits of our key productivity initiatives, the performance of significant contracts and a reduction in the level of spending on our investment initiatives.

Other operating (income) expense. Following is a summary of other operating (income) expense for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Other operating (income) expense:
Restructuring costs, net of reversals	$(7)	$68	$226
Early retirement offer	—	—	50
Pre-tax loss (gain) on disposal of businesses:
Global Field Services	23	—	—
European wireless clearing	—	(93)	—
U.S. wireless clearing	(1)	—	(35)
Automotive Retail Group	—	—	(66)
Credit Union Industry Group	—	—	(4)
Other	—	(1)	(1)

Total	$15	$(26)	$170

We refer you to Note 19 in the accompanying Notes to Consolidated Financial Statements for a further discussion of the components of other operating (income) expense.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Other income (expense):
Interest expense	$(239)	$(241)	$(321)
Interest income and other, net	179	138	49

Total	$(60)	$(103)	$(272)

Interest income and other in 2006 includes net investment gains of $17 million compared to net investment losses of $41 million in 2005, including a write-down of $35 million relating to our leveraged lease investments. Interest income and other in 2006 compared with 2005 reflects an increase in interest and dividend income of $22 million, offset by an increase in net foreign currency transaction losses of $24 million. The increase in interest income and other in 2005 was primarily due to interest income on increased levels of cash and marketable securities, and foreign currency transaction gains. Interest income and other in 2004 includes net investment losses of $28 million, including a write-down of $34 million relating to our leveraged lease investments. The decrease in interest expense in 2005 was primarily due to the extinguishment of debt resulting from our debt exchange offer completed in 2004 and other scheduled debt repayments. See “Financial Position” and “Liquidity and Capital Resources” for a further discussion of our outstanding debt balance. Interest expense in 2004 includes $36 million in expenses resulting from our debt exchange offer. See Note 8 in the accompanying Notes to Consolidated Financial Statements for a further discussion of the exchange offer.

Income taxes. Our effective income tax rates on income from continuing operations were 34.0%, 34.9% and 27.5% for the years ended December 31, 2006, 2005 and 2004, respectively. The effective tax rate for 2006 was impacted by (i) the passage of a new Texas tax system requiring a $19 million write-off of net deferred tax assets, (ii) the recognition of additional valuation allowances of $44 million for losses incurred in certain foreign tax jurisdictions due to underperforming operations, and (iii)

favorable changes to the liabilities for tax contingencies of $48 million, including settlements with the U.S. Internal Revenue Service (“IRS”). The effective tax rate in 2005 was impacted by (i) recognition of additional valuation allowances of $115 million for losses incurred in certain foreign tax jurisdictions due to underperforming operations, and (ii) reversal of certain tax contingency accruals of $40 million due to progress made in jurisdictional tax audits. Our effective tax rate could fluctuate periodically as a result of our adoption of SFAS No. 123R. As we record expense under SFAS No. 123R, a deferred tax asset is recorded. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset is charged to tax expense in the period of exercise or expiration and, accordingly, would result in a higher effective tax rate in such period. See “Application of Critical Accounting Policies” for a discussion of factors affecting income tax expense.

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

Discontinued operations. Income (loss) from discontinued operations is comprised primarily of the net results of A.T. Kearney which was sold in 2006 and UGS PLM Solutions which was sold in 2005. Refer to Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information related to discontinued operations.

Segment information. Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements for a summary of certain financial information related to our reportable segments for 2006, 2005 and 2004, as well as certain financial information related to our operations by geographic region and by service line for such years.

Financial Position

At December 31, 2006, we held cash and marketable securities of $3.0 billion, had working capital of $3.0 billion, and had a current ratio (current assets/current liabilities) of 1.58-to-1. This compares to cash and marketable securities of $3.2 billion, working capital of $3.5 billion, and a current ratio of 1.68-to-1 at December 31, 2005. Approximately 5% of our cash and cash equivalents and marketable securities at December 31, 2006 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables were 56 days at December 31, 2006 compared to 58 days at December 31, 2005. Days payable outstanding were 21 days at December 31, 2006 compared to 19 days at December 31, 2005.

Total debt was $3.1 billion at December 31, 2006 versus $3.3 billion at December 31, 2005. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 28% at December 31, 2006 and 30% at December 31, 2005.

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

The aggregate dollar values of assets purchased under our CSFT arrangements were $16 million, $8 million and $65 million during 2006, 2005 and 2004, respectively. No future asset purchases are expected to be financed under existing arrangements. As of December 31, 2006, there were outstanding an aggregate of $136 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $150 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

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

Following is a summary of the estimated expiration of financial guarantees outstanding as of December 31, 2006 (in millions):

		Estimated Expiration Per Period
	Total	2007	2008	2009	Thereafter
Performance guarantees:
CSFT transactions	$136	$107	$20	$7	$2
Standby letters of credit, surety bonds and other	574	276	25	14	259
Other guarantees	19	13	6	—	—

Total	$729	$396	$51	$21	$261

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of December 31, 2006 (in millions):

		Payments Due by Period
	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt, including current portion and interest(1)	$4,638	$336	$1,252	$979	$2,071
Operating lease obligations	1,516	343	517	288	368
Purchase obligations(2)	2,599	1,318	981	298	2

Total(3)	$8,753	$1,997	$2,750	$1,565	$2,441

(1)	Amounts represent the expected cash payments (principal and interest) of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest).
(2)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our obligation to repurchase minority interests in joint ventures, including our obligation to repurchase Towers Perrin’s minority interest in ExcellerateHRO. See Note 16 of the accompanying consolidated financial statements.
(3)	We contributed $240 million and $346 million to our qualified and nonqualified pension plans in 2006 and 2005, respectively, and we expect to contribute approximately $100 million to these plans in 2007, including discretionary and statutory contributions. Our U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. See Note 13 of the accompanying consolidated financial statements for additional information about our retirement plans.

Liquidity and Capital Resources

Following is a summary of our cash flows for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Cash flows:
Net cash provided by operating activities	$1,933	$1,296	$1,278
Net cash used in investing activities	(33)	(797)	(758)
Net cash used in financing activities	(834)	(681)	(663)
Free cash flow	887	619	304

Operating activities. The increase in cash provided by operating activities in 2006 compared to 2005 was due to a $48 million increase in cash provided by earnings (i.e., net income less non-cash operating items) and a $589 million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from an improvement in receivable collections and lower vendor and tax payments, partially offset by an increase in contract costs and vendor prepayments and a decrease in customer prepayments. The change in operating liabilities was also impacted by various severance accruals recognized in 2006 that will be paid in 2007, and certain significant vendor payments in 2005 that had been recognized as expense in 2004. The increase in net cash provided by operating activities in 2005 compared to 2004 was due to a $150 million increase in earnings, adjusted to exclude non-cash operating items, offset by a $132 million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a decrease in receivables collections and an increase in tax payments, offset by an increase in deferred revenue.

Investing activities. The change in net cash used in investing activities in 2006 compared to 2005 was primarily due to an increase in net proceeds from sales of marketable securities, partially offset by a decrease in net proceeds from investments and real estate and an increase in payments for software. Payments for acquisitions relate primarily to the purchases of MphasiS in 2006 and the Towers Perrin pension, health and welfare administration services business in 2005. Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements for additional information related to our acquisitions. Net proceeds from real estate sales resulted from the sales of real estate properties and land held for development. Refer to Notes 3 and 5 in the accompanying Notes to Consolidated Financial Statements for additional information related to our real estate sales. The change in net cash used in investing activities in 2005 compared to 2004 was primarily due to a decrease in proceeds from divestitures in 2005, and an increase in acquisition payments related to 2005 acquisitions (see Notes 16, 17 and 19 in the accompanying Notes to Consolidated Financial Statements). In addition, we realized net proceeds of $178 million in 2005 resulting from sales of real estate. Net cash used in investing activities in 2004 includes the proceeds from the divestitures of our U.S. wireless clearing business, UGS PLM Solutions and Automotive Retail Group (“ARG”). Divestiture proceeds were somewhat offset by net purchases of marketable securities. Net cash used in investing activities in 2004 also includes a $522 million cash payment related to the purchase of financial assets associated with the NMCI securitization facility.

Financing activities. The increase in net cash used in financing activities in 2006 was primarily due to purchases of treasury stock, partially offset by a reduction in debt payments and an increase in cash provided by employee stock transactions. Refer to the “Overview” section above and Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information about our share repurchase authorization. Refer to “Off-Balance Sheet Arrangements and Contractual Obligations” above for a summary of expected payments related to our outstanding debt at December 31, 2006. The increase in net cash used in financing activities in 2005 compared to 2004 was primarily due to proceeds from our common stock issuance associated with a debt exchange in 2004. The increase in net cash used in financing activities in 2004 was primarily due to an increase in net payments on long-term debt and capital lease obligations, partially offset by proceeds from our common stock issuance associated with a debt exchange and by a reduction in dividend payments.

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

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Net cash provided by operating activities	$1,933	$1,296	$1,278
Capital expenditures:
Proceeds from investments and other assets	264	310	68
Net proceeds from real estate sales	49	178	–
Payments for purchases of property and equipment	(729)	(718)	(666)
Payments for investments and other assets	(94)	(27)	(556)
Payments for purchases of software and other intangibles	(427)	(300)	(302)
Other investing activities	35	29	28
Capital lease payments	(144)	(149)	(167)

Total net capital expenditures	(1,046)	(677)	(1,595)
Adjustments:
Utilization of tax credits related to the UGS PLM Solutions disposition	—	—	85
Transaction fees related to the UGS PLM Solutions disposition	—	—	14
Payment related to the repurchase of financial assets associated with the NMCI securitization facility	—	—	522

Free cash flow	887	619	304
Other investing and financing activities:
Proceeds from sales of marketable securities	2,793	1,434	956
Net proceeds (payments) from divested assets and non-marketable equity securities	(49)	160	2,129
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(361)	(552)	(78)
Payments for purchases of marketable securities	(1,514)	(1,311)	(2,337)
Proceeds from long-term debt	—	5	6
Payments on long-term debt	(213)	(560)	(561)
Proceeds from issuance of common stock	—	—	198
Purchase of treasury stock	(667)	—	—
Employee stock transactions	285	107	76
Dividends paid	(104)	(105)	(200)
Other financing activities	9	21	(15)
Effect of exchange rate changes on cash and cash equivalents	7	(21)	48
Adjustments:
Utilization of tax credits related to the UGS PLM Solutions disposition	—	—	(85)
Transaction fees related to the UGS PLM Solutions disposition	—	—	(14)
Payment related to the repurchase of financial assets associated with the NMCI securitization facility	—	—	(522)

Net increase (decrease) in cash and cash equivalents	$1,073	$(203)	$(95)

Our gross capital requirement was approximately $1.5 billion in 2006, including equipment and real estate leases and the use of CSFTs. We expect net capital expenditures of 5.0% to 5.5% of revenues in 2007, slightly higher than our 5.0% historical average due to the capital requirements associated with recent contract signings. Refer to the “Overview” section above for our current expectations regarding 2007 free cash flow.

Credit facilities. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the “Credit Agreement”) with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement replaced our $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement entered into in September 2004 and our $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at December 31, 2006:

	Covenant	Actual
Leverage ratio	≤3.00	1.22
Interest coverage ratio	≥3.00	10.49

At December 31, 2006, there were no amounts outstanding under the Credit Agreement. We anticipate utilizing the Credit Agreement principally for the issuance of letters of credit, including the replacement of letters of credit issued under the replaced facilities which aggregated $171 million at December 31, 2006. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement, as was the case with the replaced facilities.

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody’s Investor Services, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings (“Fitch”) at February 23, 2007:

	Moody’s	S&P	Fitch
Senior long-term debt	Ba1	BBB–	BBB–
Outlook	Positive	Stable	Positive

On February 8, 2007, S&P revised our rating outlook from negative to stable. On November 21, 2006, Fitch revised our rating outlook to positive from stable. On November 14, 2006, Moody’s revised our rating outlook to positive from stable. At December 31, 2006, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At December 31, 2006, we had total liquidity of $3.7 billion, comprised of unrestricted cash and marketable securities of $2.9 billion and availability under our unsecured credit facilities of $829 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least 12 months of forecasted capital expenditures (as defined under “Free Cash Flow” above), interest payments, debt maturities and dividend payments.

Change in dividend rate. On July 27, 2004, our Board of Directors reduced the quarterly dividend on our common stock from $0.15 to $0.05 per share.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

We adopted SFAS No. 158 in 2006. We refer you to Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information about these accounting changes.

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

Accounts receivable. Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Our allowances for doubtful accounts as a percentage of total gross trade receivables were 1.9% and 2.0% at December 31, 2006 and 2005, respectively.

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

Goodwill is not amortized, but instead tested for impairment at least annually. The goodwill impairment test requires us to identify our reporting units, obtain estimates of the fair values of those units as of the testing date and compare the estimated fair value of each unit to its carrying value. Our reporting units are identified based on a review of our internal reporting structure and are comprised of the components of our operating segments that share similar economic characteristics. The fair value of a reporting unit is the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We utilize our weighted-average cost of capital to discount the estimated expected future cash flows of each unit. We conducted our annual goodwill impairment test for 2006 as of December 1, 2006. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2006 indicating the underlying goodwill of each unit was not impaired.

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

Deferred income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. A majority of the tax assets are associated with tax jurisdictions in which we have a large scale of operations and long history of generating taxable income, thereby reducing the estimation risk associated with recoverability analysis. However, in smaller tax jurisdictions in which we have less historical experience or smaller scale of operations, the assessment of recoverability of tax assets is largely based on projections of taxable income over the expiration period of the tax asset and is subject to greater estimation risk. Accordingly, it is reasonably possible the recoverability of tax assets in these smaller jurisdictions could be impaired as a result of poor operating performance over extended periods of time or a future decision to reduce or eliminate operating activity in such jurisdictions. Such an impairment would result in an increase in our effective tax rate and related tax expense in the period of impairment.

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

SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns earned on pension plan assets. We base this assumption on historical actual returns as well as anticipated future returns based on our investment mix. Given our relatively young workforce, we are able to take a long-term view of our pension investment strategy. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments are susceptible to significant short-term fluctuations but have historically outperformed most other investment alternatives on a long-term basis. At December 31, 2006, 85% of pension assets were invested in public and private equity and real estate investments with the remaining assets being invested in fixed income securities. Such mix is consistent with that assumed in determining the expected long-term rate of return on plan assets. Rebalancing our actual asset allocations to our planned allocations based on actual performance has not been a significant issue.

An 8.4% and 8.6% weighted-average expected long-term rate of return on plan assets assumption was used for the pension plan actuarial valuations in 2006 and 2005, respectively. A 100 basis point increase or decrease in this assumption results in an estimated pension expense decrease or increase, respectively, of $79 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

An assumed discount rate is required to be used in each pension plan actuarial valuation. This rate reflects the underlying rate determined on the measurement date at which the pension benefits could effectively be settled. High-quality bond yields on our measurement date, October 31, 2006, with maturities consistent with expected pension payment periods are used to determine the appropriate discount rate assumption. For the countries with the largest pension plans, actual participant data is used by our actuaries to determine the maturity of the benefit obligation which is matched to bonds available at the measurement date. In other countries, we use the average age of the participants to determine the maturity of the benefit obligation. A 5.4% weighted-average discount rate assumption was used for the 2006 pension plan actuarial valuations. The methodology used to determine the appropriate discount rate assumption has been consistently applied. A 100 basis point increase in the discount rate assumption will result in an estimated decrease of approximately $121 million in the subsequent year’s pension expense, and a 100 basis point decrease in the discount rate assumption will result in an estimated increase of approximately $221 million in the subsequent year’s pension expense (based on the most recent pension valuation and assuming all other variables are constant).

Our long-standing policy of making consistent cash pension plan contributions provided some protection against negative short-term market returns. In addition, positive investment returns from 2003 to 2006 resulted in our actual pension plan asset returns exceeding expected returns reflected in our assumptions. However, the impact of contributions and positive returns has been offset by declining discount rates in some recent years. Our pension plans’ funded status, as of October 31, 2006 reflected total plan assets of $7.9 billion and total projected benefit obligations under all plans of $9.4 billion. As a result, under the requirements of SFAS No. 158, we have pension liabilities of $1.4 billion at December 31, 2006 with a corresponding reduction, net of tax, in the accumulated other comprehensive loss component of shareholders’ equity of $684 million.

Our weighted-average long-term rate of return assumption for plan assets as of January 1, 2007 is 8.5%. Our 2007 net periodic benefit cost is expected to decrease from 2006 due to additional cash contributions made in recent years, returns on plan assets in excess of expectations and small increases in the discount rates of certain countries. Our required minimum amount of 2007 contributions will not exceed actual contributions made in 2006.

Stock-based compensation. We estimate the fair value of stock options using a Black-Scholes-Merton pricing model. The outstanding term of an option is estimated based on the vesting term and contractual term of the option, as well as expected exercise behavior of the employee who receives the option. Expected volatility during the estimated outstanding term of the option is based on historical volatility during a period equivalent to the estimated outstanding term of the option and implied volatility as determined based on observed market prices of our publicly traded options. Expected dividends during the estimated outstanding term of the option are based on recent dividend activity. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. We estimate the fair value of restricted stock units based on the market value of our stock on the date of grant, adjusted for any restrictive provisions affecting fair value, such as required holding periods after the date of vesting. Compensation expense for share-based payment is charged to operations over the vesting period of the award, and includes an estimate for the number of awards expected to vest. The initial estimate is based on historical results, and compensation expense is adjusted for actual results. If vesting of such an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

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

There are various claims and pending actions against EDS arising in the ordinary course of our business. See Note 15 in the accompanying Notes to Consolidated Financial Statements for a discussion of certain current litigation. Certain of these actions seek damages in significant amounts. In determining whether a loss accrual or disclosure in our consolidated financial statements is required, we consider, among other things, the degree to which we can make a reasonable estimate of the loss, the degree of probability of an unfavorable outcome, and the applicability of insurance coverage for a loss. The degree of probability and the loss related to a particular claim are typically estimated with the assistance of legal counsel.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We enter into various hedging transactions to manage this risk. We do not hold or issue derivative financial instruments for trading purposes. A discussion of our accounting policies for financial instruments, and further disclosure relating to financial instruments, are included in the notes to the consolidated financial statements.

Interest rate risk. Interest rate risk is managed through our debt portfolio of fixed- and variable-rate instruments including interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2007 than in 2006, there would be no material adverse impact on our results of operations or financial position. During 2006, had short-term market interest rates averaged 10% more than in 2005, there would have been no material adverse impact on our results of operations or financial position.

Foreign exchange risk. We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to Canada, Mexico, the United Kingdom, Western European countries that use the euro as a common currency, Australia, India and Switzerland. The primary purpose of our foreign currency hedging activities is to protect against foreign currency exchange risk from intercompany financing and trading transactions. We enter into foreign currency forward contracts and may enter into currency options with durations of generally less than 30 days to hedge such transactions. We have not entered into foreign currency forward contracts for speculative or trading purposes.

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2007 than in 2006, there would be no material adverse impact on our results of operations or financial position. During 2006, had foreign currency rates averaged 10% more than in 2005, there would have been no material adverse impact on our results of operations or financial position.

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

EDS management assessed the effectiveness of EDS’ internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of EDS’ internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment and those criteria, management believes that EDS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, independent registered public accounting firm, who audited and reported on EDS’ consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

Michael H. Jordan	Ronald P. Vargo
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER	EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
March 1, 2007	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Electronic Data Systems Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and schedule.

KPMG LLP

Dallas, Texas

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R, and during 2005, the Company adopted SFAS No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Electronic Data Systems Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas

March 1, 2007

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues	$21,268	$19,757	$19,863

Costs and expenses
Cost of revenues	18,579	17,422	18,224
Selling, general and administrative	1,858	1,819	1,571
Other operating (income) expense	15	(26)	170

Total costs and expenses	20,452	19,215	19,965

Operating income (loss)	816	542	(102)

Interest expense	(239)	(241)	(321)
Interest income and other, net	179	138	49

Other income (expense)	(60)	(103)	(272)

Income (loss) from continuing operations before income taxes	756	439	(374)

Provision (benefit) for income taxes	257	153	(103)

Income (loss) from continuing operations	499	286	(271)
Income (loss) from discontinued operations, net of income taxes	(29)	(136)	429

Net income	$470	$150	$158

Basic earnings per share of common stock
Income (loss) from continuing operations	$0.96	$0.55	$(0.54)
Income (loss) from discontinued operations	(0.05)	(0.26)	0.86

Net income	$0.91	$0.29	$0.32

Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.94	$0.54	$(0.54)
Income (loss) from discontinued operations	(0.05)	(0.26)	0.86

Net income	$0.89	$0.28	$0.32

See accompanying notes to consolidated financial statements.

As discussed in Note 1, the Company adopted SFAS No. 123R as of January 1, 2005 resulting in a change in the Company’s method of recognizing stock-based compensation to employees.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$2,972	$1,899
Marketable securities	45	1,321
Accounts receivable, net	3,647	3,311
Prepaids and other	866	848
Deferred income taxes	727	778
Assets held for sale	—	345

Total current assets	8,257	8,502

Property and equipment, net	2,179	1,967
Deferred contract costs, net	807	638
Investments and other assets	636	684
Goodwill	4,365	3,832
Other intangible assets, net	749	640
Deferred income taxes	961	824

Total assets	$17,954	$17,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$677	$492
Accrued liabilities	2,689	2,430
Deferred revenue	1,669	1,329
Income taxes	72	208
Current portion of long-term debt	127	314
Liabilities held for sale	—	275

Total current liabilities	5,234	5,048

Pension benefit liability	1,404	1,173
Long-term debt, less current portion	2,965	2,939
Minority interests and other long-term liabilities	455	415
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 and 526,199,617 shares issued at December 31, 2006 and 2005, respectively	5	5
Additional paid-in capital	2,973	2,682
Retained earnings	5,630	5,371
Accumulated other comprehensive loss	(182)	(367)
Treasury stock, at cost, 17,658,428 and 2,913,605 shares at December 31, 2006 and 2005, respectively	(530)	(179)

Total shareholders’ equity	7,896	7,512

Total liabilities and shareholders’ equity	$17,954	$17,087

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions)

					Accumulated Other Comprehensive Loss

	Common Stock		Additional			Treasury Stock		Shareholders’ Equity
	Shares Issued	Amount	Paid-In Capital	Retained Earnings		Shares Held
							Amount
Balance at December 31, 2003	496	$5	$917	$5,812	$(131)	15	$(889)	$5,714

Comprehensive income:
Net income	—	—	—	158	—	—	—	158
Currency translation adjustment, net of tax effect of $75	—	—	—	—	256	—	—	256
Unrealized losses on securities, net of tax effect of $(3), and reclassification adjustment	—	—	—	—	(5)	—	—	(5)
Change in minimum pension liability, net of tax effect of $(83)	—	—	—	—	(179)	—	—	(179)

Total comprehensive income								230
Dividends	—	—	—	(200)	—	—	—	(200)
Issuance of common stock	27	—	1,601	—	—	—	—	1,601
Stock award transactions	—	—	(85)	(278)	—	(8)	458	95

Balance at December 31, 2004	523	$5	$2,433	$5,492	$(59)	7	$(431)	$7,440

Comprehensive loss:
Net income	—	—	—	150	—	—	—	150
Currency translation adjustment, net of tax effect of $(75)	—	—	—	—	(293)	—	—	(293)
Unrealized losses on securities, net of tax effect of $(3), and reclassification adjustment	—	—	—	—	(1)	—	—	(1)
Change in minimum pension liability, net of tax effect of $(7)	—	—	—	—	(14)	—	—	(14)

Total comprehensive loss								(158)
Dividends	—	—	—	(105)	—	—	—	(105)
Stock award transactions	3	—	249	(166)	—	(4)	252	335

Balance at December 31, 2005	526	$5	$2,682	$5,371	$(367)	3	$(179)	$7,512

Comprehensive income:
Net income	—	—	—	470	—	—	—	470
Currency translation adjustment, net of tax effect of $70	—	—	—	—	313	—	—	313
Unrealized losses on securities, net of tax effect of $4, and reclassification adjustment	—	—	—	—	4	—	—	4
Change in minimum pension liability, net of tax effect of $229	—	—	—	—	434	—	—	434

Total comprehensive income								1,221
Adjustment to initially apply FASB Statement No. 158, net of tax effect of $(255)	—	—	—	—	(566)	—	—	(566)
Dividends	—	—	—	(104)	—	—	—	(104)
Purchase of treasury shares	—	—	—	—	—	26	(683)	(683)
Stock award transactions	6	—	291	(107)	—	(11)	332	516

Balance at December 31, 2006	532	$5	$2,973	$5,630	$(182)	18	$(530)	$7,896

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$470	$150	$158

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,337	1,384	1,896
Deferred compensation	209	224	42
Other long-lived asset write-downs	19	164	537
Other (including pre-tax gain on sale of business of $844 in 2004)	15	80	(781)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	51	(310)	97
Prepaids and other	(155)	20	153
Deferred contract costs	(285)	(161)	(126)
Accounts payable and accrued liabilities	312	(207)	(466)
Deferred revenue	194	299	(51)
Income taxes	(234)	(347)	(181)

Total adjustments	1,463	1,146	1,120

Net cash provided by operating activities	1,933	1,296	1,278

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	2,793	1,434	956
Proceeds from investments and other assets	264	310	68
Net proceeds (payments) from divested assets and non-marketable equity securities	(49)	160	2,129
Net proceeds from real estate sales	49	178	–
Payments for purchases of property and equipment	(729)	(718)	(666)
Payments for investments and other assets	(94)	(27)	(556)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(361)	(552)	(78)
Payments for purchases of software and other intangibles	(427)	(300)	(302)
Payments for purchases of marketable securities	(1,514)	(1,311)	(2,337)
Other	35	29	28

Net cash used in investing activities	(33)	(797)	(758)

Cash Flows from Financing Activities
Proceeds from long-term debt	–	5	6
Payments on long-term debt	(213)	(560)	(561)
Capital lease payments	(144)	(149)	(167)
Proceeds from issuance of common stock	–	–	198
Purchase of treasury stock	(667)	–	–
Employee stock transactions	285	107	76
Dividends paid	(104)	(105)	(200)
Other	9	21	(15)

Net cash used in financing activities	(834)	(681)	(663)

Effect of exchange rate changes on cash and cash equivalents	7	(21)	48

Net increase (decrease) in cash and cash equivalents	1,073	(203)	(95)
Cash and cash equivalents at beginning of year	1,899	2,102	2,197

Cash and cash equivalents at end of year	$2,972	$1,899	$2,102

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of infrastructure, applications and business process outsourcing services. The Company also provided management consulting services through its A.T. Kearney subsidiary which was sold in January 2006 (see Note 17). Services include the design, construction or management of computer networks, information systems, information processing facilities and business processes. As used herein, the terms “EDS” and the “Company” refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of EDS and its controlled subsidiaries. The Company defines control as a non-shared, non-temporary ability to make decisions that enable it to guide the ongoing activities of a subsidiary and the ability to use that power to increase the benefits or limit the losses from the activities of that subsidiary. Subsidiaries in which other shareholders effectively participate in significant operating decisions through voting or contractual rights are not considered controlled subsidiaries. The Company’s investments in entities it does not control, but in which it has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Under such method, the Company recognizes its share of the subsidiaries’ income (loss) in other income (expense). If the Company is the primary beneficiary of variable interest entities, the consolidated financial statements include the accounts of such entities. No variable interest entities were consolidated during the periods presented.

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share amounts reflect the incremental increase in common shares outstanding assuming the exercise of all employee stock options and stock purchase contracts and the issuance of shares in respect of restricted stock units that would have had a dilutive effect on earnings per share. Diluted earnings per share also assumes that any dilutive convertible debt outstanding was converted at the later of the date of issuance or the beginning of the period, with related interest and outstanding common shares adjusted accordingly. Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Basic earnings per share of common stock:
Weighted-average common shares outstanding	519	519	501
Effect of dilutive securities (Note 11):
Restricted stock units	2	2	—
Stock options	8	5	—

Diluted earnings per share of common stock:
Weighted-average common and common equivalent shares outstanding	529	526	501

All common stock options, restricted stock units, the assumed conversion of convertible debt and the effect of forward purchase contracts were excluded from the computation of diluted earnings per share for 2004 because their inclusion would have been antidilutive.

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Common stock options and warrants	15	42	75
Restricted stock units	—	—	7
Convertible debt and forward purchase contracts	20	20	28

Accounting Changes

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective December 31, 2006. This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders’ equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. These changes are effective for fiscal years ending after December 15, 2006, with no retroactive restatement of prior periods. SFAS No. 158 also requires companies to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year instead of the October 31 early measurement date the Company currently uses. This change is effective for fiscal years ending after December 15, 2008. The Company has not yet determined the impact of this change. Adoption of this standard did not impact the Company’s compliance with financial debt covenants.

Following is the incremental impact of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 (in millions):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Investments and other assets	$872	$(236)	$636
Deferred income taxes	706	255	961
Total assets	17,935	19	17,954
Accrued liabilities	2,653	36	2,689
Total current liabilities	5,198	36	5,234
Pension benefit liability	855	549	1,404
Accumulated other comprehensive income (loss)	384	(566)	(182)
Total shareholders’ equity	8,462	(566)	7,896
Total liabilities and shareholders’ equity	17,935	19	17,954

The Company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2005, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions. This change in accounting resulted in the recognition of compensation expense of $123 million ($83 million net of tax) and $160 million ($110 million net of tax), respectively, for the years ended December 31, 2006 and 2005. Compensation expense presented in the 2006 consolidated statement of operations includes $75 million in cost of revenues, $32 million in selling, general and administrative, and $16 million in income (loss) from discontinued operations. Compensation expense presented in the 2005 consolidated statement of operations includes $94 million in cost of revenues, $40 million in selling, general and administrative, and $26 million in income (loss) from discontinued operations.

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

Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the year ended December 31, 2004 (in millions, except per share amounts):

2004
Net income:
As reported	$158
Stock-based compensation costs included in reported net income, net of related tax effects	27
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(165)

Pro forma	$20

Basic earnings per share of common stock:
As reported	$0.32
Pro forma	0.04

Diluted earnings per share of common stock:
As reported	$0.32
Pro forma	0.04

Accounts Receivable

Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties, or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Accounts receivable are shown net of allowances of $71 million and $69 million at December 31, 2006 and 2005, respectively.

Marketable Securities

Marketable securities consist of government and agency obligations, corporate debt and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of accumulated other comprehensive loss, net of tax, in shareholders’ equity until realized.

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

Sales of Financial Assets

The Company accounts for the sale of financial assets when control over the financial asset is relinquished. The Company sold $51 million of financial assets, primarily lease receivables, during 2004. In most cases, the Company sold lease receivables to a legally isolated securitization trust. If a trust is not used, the receivables are sold to an independent substantive financial institution. None of these transactions resulted in any significant gain or loss, or servicing asset or servicing liability. No financial assets were sold by the Company during 2006 and 2005.

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

The Company also defers and subsequently amortizes certain set-up costs related to activities that enable the provision of contracted services to the client. Such activities include the relocation of transitioned employees, the migration of client systems or processes, and the exit of client facilities acquired upon entering into the client contract. Deferred contract costs, including set-up costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate. The recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, including contract concessions paid to the client, the deferred contract costs and contract concessions are written down by the amount of the cash flow deficiency. If a cash flow deficiency remains after reducing the balance of the deferred contract costs and contract concessions to zero, any remaining long-lived assets are evaluated for impairment. Any such impairment recognized would equal the amount by which the carrying value of the long-lived assets exceeds the fair value of those assets.

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

Deferred revenue of $1,669 million and $1,329 million at December 31, 2006 and 2005, respectively, represented billings in excess of amounts earned on certain contracts.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are reflected in the accumulated other comprehensive loss component of shareholders’ equity net of income taxes. Cumulative currency translation adjustment gains included in shareholders’ equity were $502 million, $189 million and $482 million at December 31, 2006, 2005 and 2004, respectively. Net currency transaction gains (losses) are reflected in other income (expense) in the consolidated statements of operations and were $(18) million, $6 million and $(20) million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Financial Instruments and Risk Management

Following is a summary of the carrying amounts and fair values of the Company’s significant financial instruments at December 31, 2006 and 2005 (in millions):

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale marketable securities (Note 2)	$45	$45	$1,321	$1,321
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 5)	10	10	23	23
Long-term debt (Note 8)	(3,092)	(3,196)	(3,253)	(3,351)
Foreign currency forward contracts, net asset (liability)	29	29	(5)	(5)
Interest rate swap agreements, net liability	(97)	(97)	(98)	(98)

Current marketable securities are carried at their estimated fair value based on current market quotes. The fair values of certain long-term investments are estimated based on quoted market prices for these or similar investments. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or based on the current rates offered to the Company for instruments with similar terms, degree of risk and remaining maturities. The fair value of foreign currency forward and interest rate swap contracts represents the estimated amount required to settle the contracts using current market exchange or interest rates. The carrying values of other financial instruments, such as cash equivalents, accounts and notes receivable, and accounts payable, approximate their fair value.

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

Foreign Currency Risk

The Company has significant international sales and purchase transactions in foreign currencies. The Company enters into foreign currency forward contracts and may enter into currency options with durations of generally less than 30 days to hedge such transactions. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in other income (expense). The Company’s currency hedging activities are focused on exchange rate movements, primarily in Canada, Mexico, the United Kingdom, Western European countries that use the euro as a common currency, Australia, India, Israel and Switzerland. At December 31, 2006 and 2005, the Company had forward exchange contracts to purchase various foreign currencies in the amount of $1.9 billion and $1.9 billion, respectively, and to sell various foreign currencies in the amount of $1.0 billion and $1.2 billion, respectively.

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

The Company had interest rate swap fair value hedges outstanding in the notional amount of $1.8 billion in connection with its long-term notes payable at December 31, 2006 and 2005 (see Note 8). Under the swaps, the Company receives fixed rates ranging from 6.0% to 7.125% and pays floating rates tied to the London Interbank Offering Rate (“LIBOR”). The weighted-average floating rates were 7.64% and 6.39% at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, respectively, the Company had $700 million of swaps and related debt which contained the same critical terms. Accordingly, no gain or loss relating to the change in fair value of the swap and related hedged item was recognized in earnings. At December 31, 2006 and 2005, $1.1 billion of the interest rate swaps contained different terms than the related underlying debt. Accordingly, the Company recognized in earnings the change in fair value of the interest rate swap and underlying debt which amounted to gains (losses) of $2.8 million and $(5.5) million during 2006 and 2005, respectively. Such gains are included in other income (expense) in the accompanying consolidated statements of operations.

Comprehensive Income (Loss) and Shareholders’ Equity

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2006, 2005 and 2004, reclassifications from accumulated other comprehensive loss to net income of net gains (losses) recognized on marketable security transactions were $(7) million, $(3) million and $1 million, net of the related tax expense (benefit) of $(4) million, $(1) million and $0.4 million, respectively.

Following is a summary of changes within each classification of accumulated other comprehensive loss for the years ended December 31, 2006 and 2005 (in millions):

	Cumulative Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$482	$(3)	$(538)	$(59)
Change	(293)	(1)	(14)	(308)

Balance at December 31, 2005	189	(4)	(552)	(367)
Change	313	4	(132)	185

Balance at December 31, 2006	$502	$—	$(684)	$(182)

In connection with its employee stock incentive plans, the Company issued 11.4 million, 4.5 million and 7.6 million shares of treasury stock at a cost of $332 million, $252 million and $458 million during 2006, 2005 and 2004, respectively. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $107 million, $166 million and $278 million in the consolidated statements of shareholders’ equity and comprehensive income (loss) during 2006, 2005 and 2004, respectively.

On February 21, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, the Company entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which the Company expected to repurchase approximately 15.0 million shares of its common stock at a price of $26.61 per share. Under the final settlement of the agreement, the financial institution repurchased 15.3 million shares of common stock in the open market during the repurchase period which ended on May 31, 2006. The final amount paid under the arrangement was $26.16 per share, excluding fees and commissions. The Company also repurchased 10.9 million shares in the open market at a cost of $283 million, before commissions, during the year ended December 31, 2006.

During 2006, cumulative translation adjustments of approximately $40 million were transferred from accumulated other comprehensive loss to net income due to the divestitures of certain non-U.S. investments (see Notes 17 and 19).

Income Taxes

The Company provides for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The deferral method is used to account for investment tax credits. Valuation allowances are recorded to reduce deferred tax assets to an amount whose realization is more likely than not. Income tax liabilities are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by taxing authorities. The Company accrues interest on such amounts and includes the associated expense in provision (benefit) for income taxes in the accompanying consolidated statements of operations. Income taxes payable are classified in the accompanying consolidated balance sheets based on their estimated payment date.

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

Concentration of Credit Risk

Accounts receivable, net, from General Motors (“GM”) and its affiliates totaled $342 million and $256 million as of December 31, 2006 and 2005, respectively. In addition, the Company has several large contracts with major U.S. and foreign corporations, each of which may result in the Company carrying a receivable balance between $50 million and $300 million at any point in time. At December 31, 2006 and 2005, the Company had net operating receivables of $137 million and $169 million, respectively, and investments in leveraged leases of $28 million and $55 million, respectively, associated with travel-related industry clients, primarily airlines. Other than operating receivables from GM and aforementioned contracts, concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of clients forming the Company’s client base and their dispersion across different industries and geographic areas.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

NOTE 2: MARKETABLE SECURITIES

Following is a summary of current available-for-sale marketable securities at December 31, 2006 and 2005 (in millions):

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$45	$1	$(1)	$45

Total current available-for-sale securities	$45	$1	$(1)	$45

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency obligations	$192	$—	$(1)	$191
Obligations of states and political subdivisions	19	—	—	19
Corporate debt securities	319	—	(2)	317
Mortgage-backed securities	306	—	(4)	302
Asset-backed securities	454	—	(4)	450

Total debt securities	1,290	—	(11)	1,279
Equity securities	43	—	(1)	42

Total current available-for-sale securities	$1,333	$—	$(12)	$1,321

Following is a summary of sales of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 (in millions). Specific identification was used to determine cost in computing realized gain or loss.

	2006	2005	2004
Proceeds from sales	$2,793	$1,434	$956
Gross realized gains	10	1	3
Gross realized losses	(12)	(8)	(4)

NOTE 3: PROPERTY AND EQUIPMENT

Following is a summary of property and equipment, net, at December 31, 2006 and 2005 (in millions):

	2006	2005
Land	$89	$86
Buildings and facilities	1,460	1,599
Computer equipment	4,586	4,620
Other equipment and furniture	429	424

Subtotal	6,564	6,729
Less accumulated depreciation	(4,385)	(4,762)

Total	$2,179	$1,967

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

The Company recorded a non-cash impairment charge of $375 million in 2004 to write-down long-lived assets used on the Company’s Navy Marine Corps Intranet (“NMCI”) contract to estimated fair value. The impairment charge is reported as a component of cost of revenues in the consolidated statement of operations and is reflected in the results of the U.S. Government segment. Fair value was measured by probability weighting future contract pre-tax cash flows discounted at a pre-tax risk free discount rate. The decline in the fair value of these assets is primarily a result of lower estimates of future revenues as a result of several events occurring during 2004. Such events include the failure to meet seat cutover schedules, a revision of the timeline for meeting performance service levels contained in a contract amendment signed September 30, 2004, a deceleration in customer satisfaction improvement rates, and delays in signing certain anticipated contract modifications and additions. Remaining long-lived assets and lease receivables associated with the contract totaled approximately $278 million and $295 million, respectively, at December 31, 2006.

The Company had a significant commercial contract under which it provided various IT services using the legacy IT systems acquired from the client while developing and deploying a new IT system dedicated to that client. This contract experienced delays in its development and construction phases, and milestones in the contract had been missed. Throughout the contract period, the Company negotiated with the client to resolve critical issues, including those associated with the pricing and technical specifications for the new IT system. In July 2004, the Company and the client reached an agreement to terminate the existing contract effective as of August 1, 2004, provide transition services for a limited period thereafter and settle each party’s outstanding claims. During 2004, the Company recognized impairment charges of $128 million to write-down certain assets to fair value. In addition, the Company recognized $14 million of shutdown costs during 2004 to record contract-related vendor commitments and employee severance obligations associated with the contract. All of the aforementioned amounts associated with this contract are included in cost of revenues in the consolidated statements of operations and are reflected in the results of the Americas segment.

NOTE 4: DEFERRED CONTRACT COSTS

The Company defers certain costs relating to construction and set-up activities on client contracts. Following is a summary of deferred costs for the years ended December 31, 2006 and 2005 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Total
Balance at December 31, 2004	$1,594	$(886)	$708
Net change	(50)	(20)	(70)

Balance at December 31, 2005	1,544	(906)	638
Net change	367	(198)	169

Balance at December 31, 2006	$1,911	$(1,104)	$807

During 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management’s judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract’s deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract’s deferred contract costs. The impairment charge is reported as a component of cost of revenues in the 2005 consolidated statement of operations and is included in the results of the Americas segment. Remaining long-lived assets associated with this contract totaled $168 million at December 31, 2006. The current estimate of cash flows includes cost reductions resulting from the expected optimization of the contract’s service delivery infrastructure based on project plans and anticipated vendor rate reductions based on historical and industry trends. Some of the project plans have near-term milestones that are critical to meeting overall cost reduction goals. It is reasonably possible that these milestones may not be met or actual cost savings from these and other planned initiatives may not materialize in the near-term and, as a result, remaining long-lived assets associated with this contract will become fully impaired. The Company continues to pursue several opportunities to improve the financial performance of this contract, including leveraging the infrastructure through the addition of new business opportunities with the client.

Estimated amortization expense related to deferred costs at December 31, 2006 for each of the years in the five-year period ending December 31, 2011 and thereafter is (in millions): 2007 – $215; 2008 – $164; 2009 – $153; 2010 – $113; 2011 – $60; and thereafter – $102.

NOTE 5: INVESTMENTS AND OTHER ASSETS

Following is a summary of investments and other assets at December 31, 2006 and 2005 (in millions):

	2006	2005
Lease contracts receivable (net of principal and interest on non-recourse debt)	$45	$52
Estimated residual values of leased assets (not guaranteed)	22	22
Unearned income, including deferred investment tax credits	(20)	(25)

Total investment in leveraged leases (excluding deferred taxes of $17 million at December 31, 2006 and $18 million at December 31, 2005)	47	49
Leveraged lease partnership investment	28	55
Investments in equipment for lease	142	182
Investments in joint ventures and partnerships	44	58
Deferred pension costs	92	72
Other	283	268

Total	$636	$684

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company’s investment in leveraged leases is comprised of a fiber optic equipment leveraged lease with a subsidiary of Verizon signed in 1988. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. All non-recourse borrowings have been satisfied in relation to these leases.

The Company holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amounts of the Company’s remaining equity interest in the partnership were $28 million and $55 million, respectively, at December 31, 2006 and 2005. The decrease in the carrying amount in 2006 was due to the sale of certain lease investments in the partnership and a related cash distribution to the Company. During 2005, the Company recorded write-downs of its investment in the partnership due to uncertainties regarding the recoverability of the partnership’s investments in aircraft leased to Delta Air Lines which filed for bankruptcy on September 14, 2005, and the proposed sale of certain lease investments in the partnership. These write-downs were partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. These write-downs totaled $35 million and are reflected in other income (expense) in the Company’s 2005 consolidated statement of operations. During 2004, the Company recorded a write-down of $34 million of its investment in the partnership due to a reduction in the expected cash flows from the partnership. This reduction included a renegotiation of leases with a U.S. airline. These write-downs are reflected in other income (expense) in the Company’s 2004 consolidated statement of operations. The partnership’s remaining leveraged lease investments include leases with American Airlines and one non-U.S. airline. The Company’s ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $34 million and $35 million at December 31, 2006 and 2005, respectively. The Company recognized impairment losses totaling $1 million in 2005 and 2004 due to other than temporary declines in the fair values of certain non-marketable equity securities. No impairment losses were recognized in 2006. These losses are reflected in other income (expense) in the Company’s consolidated statements of operations.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the NMCI contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $295 million and $408 million at December 31, 2006 and 2005, respectively. Future minimum lease payments to be received under the NMCI contract were $314 million and $358 million at December 31, 2006 and 2005, respectively. The unguaranteed residual values accruing to the Company were $3 million and $78 million, and unearned interest income related to these leases was $22 million and $28 million at December 31, 2006 and 2005, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows: 2007 – $171 million; 2008 – $101 million; 2009 – $32 million; 2010 – $10 million.

During 2006, the Company sold land held for development to a real estate joint venture for cash and a minority equity interest in the joint venture. Net proceeds from the sale were $49 million. The Company recognized a net gain of $8 million on the sale which is included in other income (expense) in the consolidated statement of operations for the year ended December 31, 2006.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Following is a summary of changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2004	$1,965	$1,595	$75	$3,635
Additions	368	48	—	416
Deletions	—	(45)	—	(45)
Other	32	(199)	(7)	(174)

Balance at December 31, 2005	2,365	1,399	68	3,832
Additions	18	—	352	370
Deletions	(1)	—	—	(1)
Other	1	153	10	164

Balance at December 31, 2006	$2,383	$1,552	$430	$4,365

Goodwill additions resulted from acquisitions completed in 2006 and 2005 and include adjustments to the preliminary purchase price allocations (see Note 16). Goodwill deletions resulted from divestitures completed in 2005 (see Notes 17 and 19). Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments. The Company conducted its annual goodwill impairment tests as of December 1, 2006 and 2005. No impairment losses were identified as a result of these tests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. Following is a summary of intangible assets at December 31, 2006 and 2005 (in millions):

	2006
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,322	$(1,771)	$551
Customer accounts	179	(100)	79
Other	354	(235)	119

Total	$2,855	$(2,106)	$749

	2005
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,101	$(1,665)	$436
Customer accounts	192	(90)	102
Other	393	(291)	102

Total	$2,686	$(2,046)	$640

Amortization expense related to intangible assets, including amounts pertaining to discontinued operations, was $394 million and $373 million for the years ended December 31, 2006 and 2005, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2006 for each of the years in the five-year period ending December 31, 2011 and thereafter is (in millions): 2007 – $366; 2008 – $214; 2009 – $94; 2010 – $23; 2011 – $15; and thereafter – $37.

NOTE 7: ACCRUED LIABILITIES

Following is a summary of accrued liabilities at December 31, 2006 and 2005 (in millions):

	2006	2005
Accrued liabilities relating to:
Contracts	$674	$609
Payroll	815	694
Restructuring activities	5	66
Property, sales and franchise taxes	333	266
Other	862	795

Total	$2,689	$2,430

NOTE 8: LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2006 and 2005 (in millions):

	2006		2005
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Senior notes due 2013	$1,089	6.50%	$1,087	6.50%
Senior notes due 2009	700	7.12%	700	7.12%
Convertible notes due 2023	690	3.88%	690	3.88%
Senior notes due 2006 to 2029	299	7.45%	497	7.01%
Other, including capital lease obligations	314	—	279	—

Total	3,092		3,253
Less current portion of long-term debt	(127)		(314)

Long-term debt	$2,965		$2,939

The Company had $1.1 billion aggregate principal amount of 6.0% unsecured Senior Notes due 2013 outstanding at December 31, 2006. Interest on the notes is payable semiannually. In the event the credit ratings assigned to the notes are below the Baa3 rating of Moody’s or the rating BBB– of S&P, the interest rate payable on the notes will be 6.5%. On July 15, 2004, Moody’s lowered the Company’s long-term credit rating to Ba1 from Baa3. As a result of Moody’s rating action, the interest rate payable on $1.1 billion of the Company’s senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in the Company’s credit rating will not affect this rate. However, in the event the Company’s credit rating is subsequently increased to Baa3 or above by Moody’s and its S&P credit rating remains at or above BBB–, this rate will return to 6.0%. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swaps with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month LIBOR (5.37% at December 31, 2006) plus 2.275% to 2.494%. These interest rate swaps are accounted for as fair value hedges (see Note 1).

The Company had $690 million aggregate principal amount of 3.875% unsecured Convertible Senior Notes due 2023 outstanding at December 31, 2006. Interest on the notes is payable semiannually. Contingent interest is payable during any six-month period beginning July 2010 in which the average trading price of a note for the applicable five trading day reference period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month period. The five trading day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period. The notes are convertible by holders into shares of the Company’s common stock at an initial conversion rate of 29.2912 shares of common stock per $1,000 principal amount, representing an initial conversion price of $34.14 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of EDS common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of EDS common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody’s or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018, or upon a fundamental change in the Company’s ownership, control or the marketability of the Company’s common stock prior to July 15, 2010.

In June 2001, the Company completed the public offering of 32.2 million units of a security, initially referred to as Income PRIDES, each with a stated price of $50 before underwriting discount. Each unit initially consisted of $50 principal amount of EDS senior notes due August 2006 and a purchase contract which obligated the investor to purchase $50 of EDS common stock no later than August 17, 2004 at a price ranging from $59.31 to $71.47 per share. On May 12, 2004, the Company completed an offer to exchange 0.843 shares of EDS common stock plus $1.58 in cash for each validly tendered and accepted Income PRIDES. The Company accepted all of the 28.2 million Income PRIDES tendered pursuant to the offer and issued 23.8 million shares plus $45 million in cash to the holders. The notes relating to the 4.0 million units not tendered totaling $198 million were remarketed on May 12, 2004 at an interest rate of 6.334% per annum and matured on August 17, 2006. Investors who did not tender their Income PRIDES in the exchange offer were obligated to purchase EDS common stock on August 17, 2004. On that date, the Company issued 3.3 million shares of common stock for consideration of $198 million.

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

During 1999, the Company completed the public offering of senior notes in the principal amount of $1.5 billion. These notes included $500 million of 6.85% notes that matured on October 15, 2004, $700 million of 7.125% notes that mature in 2009, and $300 million of 7.45% notes that mature in 2029. The balance of the 7.45% notes was $299 million at December 31, 2006.

On June 30, 2006, the Company entered into a $1 billion Five Year Credit Agreement (the “Credit Agreement”) with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement replaced the Company’s $550 million Three-and-One-Half Year Multi Currency Revolving Credit Agreement entered into in September 2004 and its $450 million Three-Year Multi Currency Revolving Credit Agreement entered into in September 2003. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants with which non-compliance would allow any amounts outstanding to be accelerated and would prohibit further borrowings. The Company pays an annual facility fee based on a percentage of the $1 billion commitment (0.125% at December 31, 2006). No amounts were outstanding under the Credit Agreement or the facilities it replaced at December 31, 2006 and 2005. The Company anticipates utilizing the Credit Agreement principally for the issuance of letters of credit which aggregated approximately $171 million at December 31, 2006. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement, as was the case with the replaced facilities.

The Company’s Credit Agreement and the indentures governing its long-term notes contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict the Company’s ability to borrow thereunder, in the event of noncompliance. The Company was in compliance with all covenants at December 31, 2006.

In addition to compliance with these financial covenants, it is a condition to the Company’s ability to borrow under its Credit Agreement that certain of its representations and warranties under that agreement be true and correct as of the date of the borrowing. The Company’s Credit Agreement, the indentures governing its long-term notes and certain other debt instruments also contain cross-default provisions with respect to a default in any payment under, or events resulting in or permitting the acceleration of, indebtedness greater than $50 million.

Expected maturities of long-term debt for years subsequent to December 31, 2006 are as follows (in millions):

2007	$127
2008	95
2009	768
2010	718
2011	8
Thereafter	1,376

Total	$3,092

NOTE 9: MINORITY INTERESTS AND OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $305 million and $337 million at December 31, 2006 and 2005, respectively. Other long-term liabilities include liabilities related to the Company’s purchased or licensed software, tax liabilities and interest rate swap agreements. Minority interests were $150 million and $78 million at December 31, 2006 and 2005, respectively. The increase in minority interests in 2006 was primarily due to the Company’s purchase of a controlling interest in an Indian subsidiary (see Note 16).

NOTE 10: INCOME TAXES

Following is a summary of income tax expense for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Income (loss) from continuing operations	$257	$153	$(103)
Income (loss) from discontinued operations	(26)	(38)	329
Shareholders’ equity	34	(101)	(20)

Total	$265	$14	$206

Following is a summary of the provision (benefit) for income taxes on income (loss) from continuing operations for the years ended December 31, 2006, 2005 and 2004 (in millions):

	United States
	Federal	State	Non-U.S.	Total
2006
Current	$91	$22	$226	$339
Deferred	(116)	(9)	43	(82)

Total	$(25)	$13	$269	$257

2005
Current	$127	$13	$87	$227
Deferred	(233)	(29)	188	(74)

Total	$(106)	$(16)	$275	$153

2004
Current	$(377)	$2	$145	$(230)
Deferred	31	(7)	103	127

Total	$(346)	$(5)	$248	$(103)

Following is a summary of the components of income (loss) from continuing operations before income taxes for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
U.S. income	$75	$(170)	$(814)
Non-U.S. income	681	609	440

Total	$756	$439	$(374)

Following is a reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to actual income tax expense for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Statutory federal income tax	$265	$154	$(131)
State income tax, net	8	(10)	(17)
Foreign losses	50	75	64
Research tax credits	(29)	(54)	(45)
Tax reserves	(48)	(7)	31
Other	11	(5)	(5)

Total	$257	$153	$(103)

Effective income tax rate	34.0%	34.9%	27.5%

Following is a summary of the tax effects of significant types of temporary differences and carryforwards which result in deferred tax assets and liabilities as of December 31, 2006 and 2005 (in millions):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$—	$111	$—	$178
Other accrual accounting differences	429	10	429	21
Employee benefit plans	352	31	337	18
Depreciation/amortization differences	385	391	337	257
Net operating loss and tax credit carryforwards	1,432	—	996	—
Employee-related compensation	312	3	233	—
Other	176	476	294	269

Subtotal	3,086	1,022	2,626	743
Less valuation allowances	(376)	—	(281)	—

Total deferred taxes	$2,710	$1,022	$2,345	$743

The net changes in the valuation allowances for the years ended December 31, 2006 and 2005 were increases of $95 million and $48 million, respectively. Of the net change in 2006, $40 million was an increase in valuation allowances for losses incurred in certain foreign tax jurisdictions, which increased current year income tax expense from continuing operations. The remaining change in the valuation allowance in 2006 was primarily due to the sale of A.T. Kearney in January 2006 (see Note 17) and foreign currency translation adjustments. Approximately three-fourths of the Company’s net operating loss and tax carryforwards expire over various periods from 2007 through 2026, and the remainder are unlimited.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on tax planning strategies, the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not it will realize the benefits of the deductible differences, net of existing valuation allowances at December 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

U.S. income taxes have not been provided for on $697 million of undistributed earnings of certain foreign subsidiaries, as such earnings have been permanently reinvested in the business. As of December 31, 2006, the unrecognized deferred tax liability associated with these earnings amounted to approximately $101 million.

NOTE 11: STOCK PURCHASE AND INCENTIVE PLANS

Stock Purchase Plan

Under the Stock Purchase Plan, eligible employees may purchase EDS common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year in market value. Shares of EDS common stock purchased under the plan may not be sold or transferred within one year of the date of purchase. The number of shares originally authorized for issuance under this plan is 57.5 million. Total compensation expense recognized under this plan was $6 million and $6 million, respectively, during the years ended December 31, 2006 and 2005. See Note 1 for pro forma expense associated with stock-based incentive compensation for the year ended December 31, 2004.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are “broad-based” plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of December 31, 2006, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of December 31, 2006, no shares were available for future issuance under these plans.

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

Transition Incentive Plan

The Transition Incentive Plan permits the grant of nonqualified stock options to eligible employees. This plan was intended to be used exclusively for the grant of stock options to former employees of Structural Dynamics Research Corporation (“SDRC”), which was acquired in August 2001, and UGS PLM Solutions Inc., which became a wholly owned subsidiary in September 2001, and was used exclusively for that purpose. UGS PLM Solutions (which was the successor by merger to SDRC) was sold by the Company in May 2004. Such options have an exercise price equal to the fair market value per share of common stock on the grant date, vested in May 2004 in connection with the sale of UGS PLM Solutions, and were exercisable for two years from the date of such sale. The number of options originally authorized for issuance under this plan is 3.7 million.

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

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R. The outstanding term of an option is estimated based on the vesting term and contractual term of the option, as well as expected exercise behavior of the employee who receives the option. Expected volatility during the estimated outstanding term of the option is based on historical volatility during a period equivalent to the estimated outstanding term of the option and implied volatility as determined based on observed market prices of the Company’s publicly traded options. Expected dividends during the estimated outstanding term of the option are based on recent dividend activity. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. The weighted-average fair values of options granted were $8.87, $10.46 and $8.60 for the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of each option was estimated at the date of grant, with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004, respectively: dividend yields of 0.7%, 1.0% and 2.9%; expected volatility of 35.0%, 60.3% and 61.7%; risk-free interest rate of 4.7%, 4.1% and 2.7%; and expected lives of 5.0 years, 5.0 years and 4.8 years. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $115 million, $23 million and $13 million, respectively, resulting in tax deductions of $40 million, $8 million and $5 million, respectively. During 2005, the Company issued new shares and utilized treasury shares to satisfy share option exercises and the vesting of restricted share awards. The Company plans to utilize treasury shares acquired under the repurchase program authorized in February 2006 to satisfy future share option exercises and the vesting of restricted share awards (see Note 1).

Following is a summary of options activity under the Company’s various stock-based incentive compensation plans during the years ended December 31, 2006, 2005 and 2004:

	Shares (millions)	Weighted- Average Exercise Price
Fixed options:
Outstanding at December 31, 2003	50.3	$38
Granted	33.7	20
Exercised	(2.9)	16
Forfeited and expired	(10.2)	34

Outstanding at December 31, 2004	70.9	31
Granted	1.5	20
Exercised	(4.7)	17
Forfeited and expired	(15.8)	51

Outstanding at December 31, 2005	51.9	26
Granted	1.8	27
Exercised	(14.5)	18
Forfeited and expired	(4.2)	37

Outstanding at December 31, 2006	35.0	28

Exercisable	23.0	30

At December 31, 2006, the weighted-average remaining contractual terms of outstanding and exercisable options were 4.6 years and 3.9 years, respectively, and the aggregate intrinsic values of these options were $200 million and $135 million, respectively. Total compensation expense recognized for stock options was $117 million and $154 million during the years ended December 31, 2006 and 2005, respectively. See Note 1 for pro forma expense associated with stock-based incentive compensation, including stock options for the year ended December 31, 2004. As of December 31, 2006, there was approximately $29 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 1.5 years.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise. Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the consolidated statements of cash flows.

Certain stock option grants contain market conditions that accelerate vesting if the Company’s stock reaches target prices. At December 31, 2006, approximately 3.7 million options were outstanding that will become exercisable if the price of the Company’s stock at the close of the trading day is above $28.76 per share for 10 consecutive trading days. This would result in acceleration of unamortized compensation expense of approximately $10 million as of December 31, 2006. During 2006, approximately 7.6 million outstanding stock options became exercisable when the Company’s stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

Restricted Stock Units

The Company began using restricted stock units as its primary stock-based incentive compensation in March 2005. Prior to such time, stock options were primarily used for stock-based incentive compensation. Restricted stock units granted are generally scheduled to vest over periods of three to ten years. The March 31, 2006 and 2005 grants consisted of performance-vesting restricted stock units. The number of awards that vest is dependent upon the Company’s performance over a three-year period with vesting thereafter.

The fair value of each restricted stock unit is generally the market price of the Company’s stock on the date of grant. However, if the shares have a mandatory holding period after the date of vesting, a discount is provided based on the length of the holding period. A discount was applied in determining the fair value of all restricted stock unit awards to adjust for the present value of foregone dividends during the period the award is outstanding and unvested. An additional discount of 10% and 15% was applied during 2006 and 2005, respectively, in determining the fair value of all units subject to transfer restrictions for a one-year period following vesting. This transferability discount was derived based on the value of a one-year average-strike lookback put option.

Following is a summary of the status of the Company’s nonvested restricted stock units as of December 31, 2006, and changes during the years ended December 31, 2006, 2005 and 2004:

	Shares (millions)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units:
Nonvested at December 31, 2003	4.8	$38
Granted	1.2	22
Vested	(2.1)	38
Forfeited	(0.4)	41

Nonvested at December 31, 2004	3.5	33
Granted	7.3	19
Vested	(1.5)	34
Forfeited	(0.4)	18

Nonvested at December 31, 2005	8.9	22
Granted	7.1	25
Vested	(1.2)	30
Forfeited	(1.4)	22

Nonvested at December 31, 2006	13.4	23

As of December 31, 2006, there was approximately $169 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 1.9 years. Total compensation expense for restricted stock units was $86 million ($59 million net of tax), $64 million ($42 million net of tax) and $42 million ($27 million net of tax), respectively, for the years ended December 31, 2006, 2005 and 2004. The aggregate fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 were $33 million, $33 million and $41 million, respectively, at the date of vesting, resulting in tax deductions to realize benefits of $10 million, $12 million and $14 million, respectively, as compared to aggregate fair values of $38 million, $52 million and $80 million, respectively, on the dates of their grants.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company’s general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the years ended December 31, 2006, 2005 and 2004, employer contributions to the plan were 4 thousand, 31 thousand and 37 thousand shares, respectively, with a weighted-average fair value of $24.06, $23.13 and $23.10, respectively.

During September 2006, the Company granted 150 thousand time-vesting deferred stock units and 150 thousand performance-based deferred stock units to an employee each with a grant date fair value of $22.97 per unit. The grant date fair value of deferred stock units is determined using the same method as restricted stock units. The time-vesting units and performance-based units are scheduled to vest in September 2009. The number of performance-based deferred stock units that will vest will be from 0-200% of the number of units granted, and is dependent upon the Company’s achievement of certain financial performance metrics over a three-year performance period and the employee’s continued employment. The Company estimates the number of units that will vest based on the Company’s financial performance since inception of the performance period and current expectations of the Company’s future financial performance over the remainder of the performance period. Compensation expense for units is recorded on a straight-line basis over the vesting period. Cumulative compensation expense for each grant is adjusted in the period in which there is a change in the estimated number of units that will vest. As of December 31, 2006, there was approximately $6 million of total unrecognized compensation cost related to the 300 thousand nonvested deferred stock units. Such cost is expected to be recognized over a period of 2.7 years. Total compensation expense for deferred stock units was $766 thousand ($498 thousand net of tax) for the year ended December 31, 2006.

NOTE 12: SEGMENT INFORMATION

The Company uses operating income (loss) to measure segment profit or loss. Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The Company adjusts its fixed currency exchange rates if and when the statutory rate differs significantly from the fixed rate to better align the two rates. Prior period segment information presented below has been restated to reflect a change in the fixed exchange rates of certain non-U.S. currencies and other segment attribute changes in 2006. The Asia Pacific segment includes the operations of MphasiS Limited, of which the Company acquired a controlling interest (approximately 51%) on June 20, 2006, and the Company’s other EDS India operations which collectively represented $139 million in revenues and $20 million in operating income for the year ended December 31, 2006. The “all other” category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Operating segments that have similar economic and other characteristics have been aggregated to form the Company’s reportable segments. The accompanying segment information excludes the net results of A.T. Kearney which are included in discontinued operations in the consolidated statements of operations (see Note 17). The results of the NMCI contract are included in the U.S. Government segment.

Following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006
	Revenues	Operating Income (Loss)	Total Assets
Americas	$9,588	$1,509	$4,351
EMEA	6,448	945	3,335
Asia Pacific	1,479	173	1,000
U.S. Government	3,350	618	1,350
Other	23	(642)	2,070

Total Outsourcing	20,888	2,603	12,106
All other	380	(1,787)	5,848

Total	$21,268	$816	$17,954

	2005
	Revenues	Operating Income (Loss)	Total Assets
Americas	$9,239	$1,353	$4,261
EMEA	5,935	818	3,569
Asia Pacific	1,377	103	529
U.S. Government	2,842	305	1,441
Other	22	(533)	1,993

Total Outsourcing	19,415	2,046	11,793
All other	342	(1,504)	5,294

Total	$19,757	$542	$17,087

	2004
	Revenues	Operating Income (Loss)	Total Assets
Americas	$9,251	$973	$3,770
EMEA	6,247	870	3,399
Asia Pacific	1,289	107	533
U.S. Government	2,893	(485)	1,617
Other	24	(335)	1,736

Total Outsourcing	19,704	1,130	11,055
All other	159	(1,232)	6,689

Total	$19,863	$(102)	$17,744

Following is a summary of depreciation and amortization and deferred cost charges included in the calculation of operating income (loss) above for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Americas	$392	$429	$613
EMEA	390	366	616
Asia Pacific	108	107	138
U.S. Government	179	138	222
Other	179	149	113

Total Outsourcing	1,248	1,189	1,702
All other	89	183	148

Total	$1,337	$1,372	$1,850

Following is a summary of revenues and property and equipment by country as of and for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006		2005		2004
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$11,148	$1,223	$10,349	$1,153	$10,258	$1,186
United Kingdom	4,213	322	3,696	325	3,983	339
All other	5,907	634	5,712	489	5,622	656

Total	$21,268	$2,179	$19,757	$1,967	$19,863	$2,181

Revenues and property and equipment of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

Following is a summary of the Company’s revenues by service line for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Infrastructure services	$11,992	$11,048	$11,500
Applications services	5,888	5,572	5,623
Business process outsourcing services	2,967	2,810	2,613
All other	421	327	127

Total	$21,268	$19,757	$19,863

Revenues of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the “all other” category.

For the years ended December 31, 2006, 2005 and 2004, revenues from contracts with GM and its affiliates totaled $1.7 billion, $1.8 billion and $2.0 billion, respectively. Revenues from contracts with GM were reported in the Company’s Americas segment.

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

Following is a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets (using October 31, 2006 and 2005 measurement dates), and a statement of the funded status as of December 31, 2006 and 2005 (in millions):

	2006	2005
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of year	$8,310	$7,837
Service cost	354	344
Interest cost	471	456
Employee contributions	25	33
Actuarial loss	81	532
Curtailments and settlements	(69)	(280)
Plan amendments	(57)	—
Business divestitures	(46)	—
Foreign currency exchange rate changes	500	(441)
Benefit payments	(237)	(223)
Special termination benefit	—	15
Other	28	37

Benefit obligation at end of year	9,360	8,310

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	6,404	5,895
Actual return on plan assets	1,185	912
Foreign currency exchange rate changes	355	(289)
Employer contributions	248	324
Employee contributions	25	33
Benefit payments	(237)	(223)
Business divestitures	(66)	—
Settlements	(18)	(270)
Other	14	22

Fair value of plan assets at end of year	7,910	6,404

Funded status at end of year	(1,450)	(1,906)
Unrecognized transition obligation	—	9
Unrecognized prior service cost	—	(185)
Unrecognized net actuarial loss	—	1,686
Adjustments from October 31 to December 31	112	120

	$(1,338)	$(276)

Following is a summary of the amounts reflected on the Company’s consolidated balance sheets for pension benefits as of December 31, 2006 and 2005 (in millions):

	2006	2005
Prepaid benefit cost	$86	$53
Intangible asset	—	19
Current liability	(36)	—
Long-term liability	(1,388)	(1,183)
Minimum pension liability	—	835

	$(1,338)	$(276)

Following is a summary of amounts in accumulated other comprehensive loss as of December 31, 2006 and 2005 that have not yet been recognized in the consolidated statements of operations as components of net periodic benefit cost (in millions):

	2006	2005
Net actuarial loss	$1,199	$—
Prior service credit	(213)	—
Transition obligation	7	—
Minimum pension liability	—	835

	$993	$835

The tables above include plans that transitioned to A.T. Kearney in January 2006 (see Note 17). The pension benefit liabilities related to these plans are presented in the consolidated balance sheets as “held for sale” and was $26 million at December 31, 2005. Settlement gains of $23 million were recognized in 2006 for these plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $63 million, $54 million and $61 million, respectively, at December 31, 2005. Net periodic benefit cost for these plans was $8 million and $7 million, respectively, for the years ended December 31, 2005 and 2004.

The Company has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These plans collectively represent an additional pension benefit liability of approximately $16 million and plan assets of approximately $4 million.

The accumulated benefit obligation for all defined benefit pension plans was $8,513 million and $7,542 million at October 31, 2006 and 2005, respectively. The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $8,713 million and $7,251 million, respectively, at December 31, 2006, and $7,933 million and $5,971 million, respectively, at December 31, 2005. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,326 million, $2,795 million and $1,995 million, respectively, at December 31, 2006, and $7,624 million, $6,963 million and $5,721 million, respectively, at December 31, 2005.

Following is a summary of the components of net periodic benefit cost recognized in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Service cost	$354	$344	$321
Interest cost	471	456	413
Expected return on plan assets	(555)	(522)	(440)
Amortization of transition obligation	2	2	2
Amortization of prior-service cost	(36)	(32)	(32)
Amortization of net actuarial loss	83	55	66

Net periodic benefit cost	319	303	330
Curtailment (gain) loss	(5)	1	3
Special termination benefit	—	15	48
Settlement (gain) loss	(57)	71	2

Net periodic benefit cost after curtailments and settlements	$257	$390	$383

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The estimated net actuarial loss, prior service credit and transition obligation for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $33 million, $37 million and $2 million, respectively.

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

At December 31, 2006 and 2005, the plan assets consisted primarily of equity securities and, to a lesser extent, government obligations and other fixed income securities. The plan assets include EDS common stock with a market value of approximately $15 million at October 31, 2006. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. The Company allows employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan. The Company contributed $3 million, $4 million and $3 million to the EDS 401(k) Plan related to these elections during the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are not included in net periodic benefit cost shown in the table above.

Following is a summary of the weighted-average assumptions used in the determination of the Company’s benefit obligation for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Discount rate at October 31	5.4%	5.4%	5.7%
Rate increase in compensation levels at October 31	3.2%	3.2%	3.4%

Following is a summary of the weighted-average assumptions used in the determination of the Company’s net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Discount rate at October 31	5.4%	6.0%	6.0%
Rate increase in compensation levels at October 31	3.2%	3.4%	3.3%
Long-term rate of return on assets at January 1	8.4%	8.6%	8.6%

Following is a summary of the weighted-average asset allocation of all plan assets at December 31, 2006 and 2005, by asset category:

	2006	2005
Equity securities	78%	77%
Debt securities	14%	15%
Cash and cash equivalents	1%	1%
Real estate	1%	1%
Other	6%	6%

Total	100%	100%

In determining net periodic benefit cost recognized in its consolidated statements of operations, the Company utilizes an expected long-term rate of return that, over time, should approximate the actual long-term returns earned on pension plan assets. The Company derives the assumed long-term rate of return on assets based upon the historical return of actual plan assets and the historical long-term return on similar asset classes as well as anticipated future returns based upon the types of invested assets. The type and mix of invested assets are determined by the pension investment strategy, which considers the average age of the Company’s workforce and associated average periods until retirement. Since the average age of the Company’s workforce is relatively low and average periods until retirement exceed 15 years, plan assets are weighted heavily towards equity investments.

Equity investments, while susceptible to significant short-term fluctuations, have historically outperformed most other investment alternatives on a long-term basis. The Company utilizes an active management strategy through third-party investment managers to maximize asset returns. As of December 31, 2006, the weighted-average target asset allocation for all plans was 78% equity; 15% fixed income; 1% real estate; and 6% other. The Company expects to contribute approximately $100 million to its pension plans during fiscal year 2007, including discretionary and statutory contributions.

Estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next 10 years are: 2007 – $257 million; 2008 – $222 million; 2009 – $241 million; 2010 – $262 million; 2011 – $328 million; and 2012 through 2016 – $1,934 million.

In addition to the plans described above, the EDS 401(k) Plan provides a long-term savings program for participants. The EDS 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The EDS 401(k) Plan also provides for employer-matching contributions. Until December 31, 2006, employer contributions were made in the form of EDS common stock, which participants could elect to transfer to another investment option within the EDS 401(k) Plan after two years from the date of contribution. Participants were 40% vested in the employer-matching contributions after two years of service, vested another 20% per year of service thereafter, and were fully vested after five years of service. Beginning January 1, 2007, participants’ employer-matching contributions follow the investment allocation of their salary deferrals. Participants will be 40% vested after two years of service, and 100% vested after three years of service. Participants with more than three but less than five years of service at January 1, 2007 will be fully vested at that date. Participants with more than two but less than three years of service at January 1, 2007 will fully vest after three years of service. Participants hired after January 1, 2007 will fully vest after three years of service. During the years ended December 31, 2006, 2005 and 2004, employer-matching contributions totaled $40 million, $37 million and $40 million, respectively.

NOTE 14: COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases of tangible property and equipment included in costs and charged to expenses were $557 million, $552 million and $580 million for the years ended December 31, 2006, 2005 and 2004, respectively. Commitments for rental payments under non-cancelable operating leases of tangible property and equipment net of sublease rental income are: 2007 – $343 million; 2008 – $300 million; 2009 – $217 million; 2010 – $166 million; 2011 – $122 million; and all years thereafter – $368 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2007 – $1,318 million; 2008 – $609 million; 2009 – $372 million; 2010 – $251 million; 2011 – $47 million; and all years thereafter – $2 million. Amounts paid under these agreements were $1,452 million, $991 million and $821 million during the years ended December 31, 2006, 2005 and 2004, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

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

As of December 31, 2006, an aggregate of $136 million was outstanding under CSFTs yet to be paid by the Company’s clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company’s client, which the Company believes is remote. At December 31, 2006, the Company had $574 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $19 million of other financial guarantees outstanding at December 31, 2006 relating to indebtedness of others.

At December 31, 2006, the Company had net deferred contract and set-up costs of $807 million, of which $487 million related to 20 contracts with active construct activities. These active construct contracts had other assets, including receivables, prepaid expenses, equipment and software, of $574 million at December 31, 2006. Some of the Company’s client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

The Company provides IT services to Delphi Corporation (“Delphi”) through a long-term agreement. On October 8, 2005, Delphi filed for protection under Chapter 11 of the United States Bankruptcy Code. Due to uncertainties regarding the recoverability of certain pre-bankruptcy receivables associated with the Delphi contract, the Company recorded receivable reserves of $17 million during the year ended December 31, 2005. This amount is reflected in cost of revenues in the Company’s 2005 consolidated statements of operations. The Company recognized revenues of approximately $150 million under the Delphi services agreement during the year ended December 31, 2006. Total receivables outstanding under the Delphi agreement were $43 million at December 31, 2006. In addition, the Company had equipment and other assets with a net book value of approximately $18 million at December 31, 2006 deployed on the Delphi agreement. The assets associated with the Company’s agreement with Delphi are expected to be recovered through collection or future operations.

The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals regarding these matters. The Company has provided for the amounts it believes will ultimately result from those proceedings. In June 2006, the Company agreed with the U.S. Internal Revenue Services (“IRS”) on a settlement related to research tax credits for years 1996-2002 and the closure of the audit of its 1996-1998 federal income tax returns. In February 2007, the Company reached a tentative agreement with the Appeals Office of the IRS for all outstanding issues for the period 1999-2002 consistent with the Company’s tax reserves as of December 31, 2006.

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

On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action, subject to final approval of the settlement by the District Court. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million, substantially all of which was paid during the first quarter of 2006. The amount paid by the Company aggregated $77.5 million, with the remainder paid by its insurers (in addition to amounts paid by such insurers in respect of legal fees related to this action). The Company recorded incremental reserves of $24 million in 2005 in connection with this settlement. The remaining cost of the settlement was recognized in the Company’s financial statements prior to 2004. Two appeals have been filed with respect to the District Court’s approval of this settlement. One appeal challenges the amount of attorneys fees awarded to the counsel for plaintiffs. The other appeal challenges the approval of the settlement on the grounds that there is a subclass who receives no economic benefit, the release is overbroad, and the claims form was overly burdensome.

On November 8, 2004, the District Court certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding the defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on that date the court certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company’s petition to appeal the class certification order from the District Court, and oral arguments were heard on the appeal on April 5, 2005. On January 18, 2007, the Fifth Circuit Court of Appeal issued its decision vacating the district court’s class certification decision and remanding the matter to the district court to re-evaluate whether the action may be maintained as a class certification in light of the Fifth Circuit’s opinion and instructions. The Company intends to defend this action vigorously.

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

On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors and officers of the Company in the District Court. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of the Company against the named defendants claiming that they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company’s business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification for the claims and litigation resulting from the defendants’ alleged breach of their fiduciary duties. This action had been stayed pending the outcome of the consolidated securities action. On March 13, 2006, the District Court filed an order lifting the stay in this action based upon that court’s final approval of the settlement of the consolidated securities action. This action will be defended vigorously.

In October 2004, two derivative complaints were filed in the District Court by shareholders against certain current and former directors and officers of the Company. The allegations against the Company include breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements or omissions of material facts regarding the Company’s financial condition similar to those raised in the class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages. The actions had also been stayed pending resolution of the above referenced securities action. On March 13, 2006, the District Court filed an order lifting the stay in this action based upon that court’s final approval of the settlement of the consolidated securities action. These actions will be defended vigorously.

The Company does not expect these actions to have a material adverse impact on its consolidated results of operations or financial position.

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

In February 2007, the Company reached an agreement with the Division of Enforcement of the SEC (the “Division”) as to the terms of a proposed settlement that the Division has agreed to recommend to other SEC staff offices and to the Commissioners of the SEC for their approval. The proposed settlement would resolve all matters under investigation by the SEC related to the Company. Such settlement, if approved by the SEC, would not have a material adverse impact upon the Company. However the Division has no authority to bind the Commission to any settlement. The Commissioners of the SEC are not obligated to accept the recommendation of the Division and may approve or disapprove this settlement. Accordingly, the Company is unable to predict the ultimate outcome of the investigation or any action the SEC might ultimately take.

On December 19, 2003, Sky Subscribers Services Limited (“SSSL”) and British Sky Broadcasting Limited (“BSkyB”), a former client of the Company, served a draft pleading seeking redress for the Company’s alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $630 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $250 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $510 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $230 million); and, (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $200 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.2 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $940 million); (2) pre-contract negligent misrepresentation in the amount of £480 million (approximately $940 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $810 million); (4) breach of contract in the amount of £179 million (approximately $350 million). The principal stated reason for the increases in amount of damages is that the claimants have now taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they now require. Claimants say they will further re-assess these alleged losses prior to trial. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB’s failure to pay its invoices. The contract had an initial total contract value of approximately £61 million. The Company intends to defend against these allegations vigorously. Discovery is ongoing in this matter and trial is scheduled for October 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company’s liability for such claims and pending actions at December 31, 2006 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company’s consolidated results of operations or financial position.

NOTE 16: ACQUISITIONS

On June 20, 2006, the Company acquired a controlling interest (approximately 51%) in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $352 million. The acquisition of MphasiS enhances the Company’s capabilities in priority growth areas of applications development and business process outsourcing services. The consolidated statements of operations include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivable – $45 million; other current assets – $14 million; property and equipment – $27 million; goodwill – $352 million; other intangibles – $47 million; current liabilities – $34 million; deferred tax liabilities – $29 million and minority interest – $70 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company’s and MphasiS management’s projections of operating results of the acquired business, and the ability to accelerate the Company’s growth in the applications and business process outsourcing services markets. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

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

On March 1, 2005, the Company and Towers Perrin entered into a joint venture whereby Towers Perrin contributed cash and its pension, health and welfare administration services business and the Company contributed cash and its payroll and related human resources (“HR”) outsourcing business to a new company, known as ExcellerateHRO LLP. Upon closing of the transaction, Towers Perrin received $417 million in cash and a 15% minority interest, representing total consideration paid by the Company to Towers Perrin, and the Company received an 85% interest in the new company. The acquisition enabled the Company to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The consolidated statements of operations include the results of the acquired business since the date of acquisition. The transaction was accounted for as an acquisition by the Company with the purchase price being allocated as follows: property and equipment – $19 million; other intangibles – $41 million; goodwill – $423 million; other assets – $5 million; accrued expenses – $4 million; and minority interest – $67 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company’s and its advisors’ projections of operating results of the new company, the ability to accelerate the Company’s growth in the HR outsourcing market and the competitive differentiation offered by the relationship with Towers Perrin. Towers Perrin may require the Company to purchase its minority interest in the joint venture at any time after March 1, 2010, or prior to that date upon the occurrence of certain events (including the breach by the Company of certain transaction related agreements, the failure of the joint venture to achieve certain financial results or certain events related to the Company), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture’s annual revenue. In addition, the Company may require Towers Perrin to sell its minority interest in the joint venture to the Company at any time after March 1, 2012, or prior to that date upon the occurrence of certain events (including the breach by Towers Perrin of certain transaction related agreements or certain events related to Towers Perrin), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture’s annual revenue. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

On January 9, 2004, the Company acquired The Feld Group, a privately held technology management firm that specialized in reorganizing and realigning technology organizations to better meet the needs of their enterprises. The acquisition enhanced the Company’s offerings and expertise in the transformational business process outsourcing/business transformation services market and enabled the Company to finalize appointments to its executive management team. The aggregate purchase price of The Feld Group was $53 million, comprised of $50 million in cash payments and warrants with a fair value of $3 million. In addition, the Company issued contingent warrants with a fair value of $4 million in connection with the acquisition. The aggregate purchase price of The Feld Group was adjusted by $2.3 million in 2006 when the contingencies associated with a portion of these warrants were resolved. The excess of the aggregate purchase price over the fair value of acquired assets and assumed liabilities of $47 million was allocated to goodwill in the Americas segment in 2004. An additional $2.3 million of goodwill was recorded in 2006 when a portion of the contingent warrants became exercisable as discussed above, and another $1.3 million of goodwill was recorded in 2007 when the last of the contingent warrants became exercisable. The Company also issued restricted stock awards and options to acquire EDS common stock with an aggregate fair value of $40 million to certain employee shareholders of The Feld Group who became employees of the Company. Such awards and options vest over three years and are contingent upon the continuing employment of these individuals.

NOTE 17: DISCONTINUED OPERATIONS

Income (loss) from discontinued operations includes the results of the Company’s A.T. Kearney subsidiary which was sold in 2006, and the Company’s UGS PLM Solutions subsidiary and its Soft Solution business which were sold in 2004. The net assets of A.T. Kearney are classified as “held for sale” at December 31, 2005. A.T. Kearney and UGS PLM Solutions were previously reported as separate segments by the Company. The Soft Solution business was previously included in the Company’s Outsourcing segment. No interest expense has been allocated to discontinued operations for any of the periods presented.

Income (loss) from discontinued operations also includes the net results of the maintenance, repair and operations (MRO) management services business which was transferred by A.T. Kearney to the Company prior to the Company’s divestiture of A.T. Kearney in January 2006. The Company expects to complete the sale of the MRO business in the first quarter of 2007. Under the terms of the proposed sale and related customer contract amendments, the Company will retain accounts receivable and certain other assets of the business but will transfer the tangible assets related to the MRO business to the buyer. The Company will continue to provide the buyer and a major customer with certain services during a transition period which may extend until the end of the 2007 calendar year. Upon completion of this transition period, the Company will have no continuing involvement in operations of the MRO management services business.

Following is a summary of assets and liabilities at December 31, 2006 and 2005 which are reflected in the consolidated balance sheets as “held for sale” (in millions):

	2006	2005
Marketable securities	$—	$23
Accounts receivable, net	—	217
Prepaids and other	—	34
Deferred income taxes	—	14
Property and equipment, net	—	26
Investments and other assets	—	3
Goodwill	—	—
Other intangibles, net	—	28

Assets held for sale	$—	$345

Accounts payable	—	105
Accrued liabilities	—	138
Deferred revenue	—	—
Pension benefit liability	—	26
Minority interest and other long-term liabilities	—	6

Liabilities held for sale	$—	$275

Following is a summary of income (loss) from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Revenues	$69	$780	$1,171
Costs and expenses	123	846	1,144

Operating income (loss)	(54)	(66)	27
Other income (expense)	—	2	(8)
Gains (losses), net	(1)	(110)	739

Income (loss) from discontinued operations before income taxes	(55)	(174)	758
Income tax benefit (expense)	26	38	(329)

Income (loss) from discontinued operations, net of income taxes	$(29)	$(136)	$429

A.T. Kearney’s results for the year ended December 31, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The impairment charge is partially offset by the recognition of $8 million previously unrecognized tax assets that were expected to be realized as a result of the sale.

Income (loss) from discontinued operations for the years ended December 31, 2006 and 2005 includes after-tax net gains of $8 million and $18 million, respectively, related to the settlement of contingencies associated with sales of certain businesses classified as discontinued operations in prior years.

NOTE 18: SUPPLEMENTARY FINANCIAL INFORMATION

Following is supplemental financial information for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Property and equipment depreciation (including capital leases)	$761	$831	$1,058
Intangible asset and other amortization	401	378	540
Deferred cost amortization and charges	175	175	298
Cash paid for:
Income taxes, net of refunds	442	378	343
Interest	235	232	328

The Company acquired $185 million, $160 million and $112 million of equipment utilizing capital leases in 2006, 2005 and 2004, respectively.

NOTE 19: OTHER OPERATING (INCOME) EXPENSE

Following is a summary of other operating (income) expense for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Restructuring costs, net of reversals	$(7)	$68	$226
Early retirement offer	—	—	50
Pre-tax loss (gain) on disposal of businesses:
Global Field Services	23	—	—
European wireless clearing	—	(93)	—
U.S. wireless clearing	(1)	—	(35)
Automotive Retail Group	—	—	(66)
Credit Union Industry Group	—	—	(4)
Other	—	(1)	(1)

Total	$15	$(26)	$170

The following table summarizes accruals associated with restructuring and other employee reduction programs for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Employee Separations	Exit Costs	Other Employee Reductions	Total
Balance at December 31, 2003	$165	$9	$—	$174
2003 Plan charges	146	—	—	146
Amounts utilized	(240)	(2)	—	(242)
Other employee reductions programs	—	—	80	80

Balance at December 31, 2004	71	7	80	158
Amounts incurred	—	—	100	100
Amounts utilized	(47)	(3)	(103)	(153)
Reversal of prior years’ accruals	(8)	(4)	(20)	(32)

Balance at December 31, 2005	16	—	57	73
Amounts utilized	(8)	—	(53)	(61)
Reversal of prior years’ accruals	(6)	—	(1)	(7)

Balance at December 31, 2006	$2	$—	$3	$5

Restructuring actions contemplated under prior restructuring plans are essentially complete as of December 31, 2006 with remaining accruals of $2 million comprised primarily of future severance-related payments to terminated employees.

During 2006, the Company sold its Global Field Services (“GFS”) business in Europe which resulted in a pre-tax loss of $23 million. During 2005, the Company sold its European wireless clearing business which resulted in a pre-tax gain of $93 million. In connection with the sale, the Company recognized a $32 million valuation allowance related to deferred tax assets in certain European countries that may no longer be recoverable as a result of the sale. Net assets of the business included goodwill of

$45 million. During 2004, the Company sold its U.S. wireless clearing business and its Automotive Retail Group (“ARG”) which resulted in pre-tax gains of $101 million. The net results of GFS, the European wireless clearing business, the U.S. wireless clearing business, and ARG are not included in discontinued operations due to the Company’s level of continuing involvement with the businesses.

NOTE 20: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in millions, except per share amounts)

	Year Ended December 31, 2006(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$5,078	$5,194	$5,292	$5,704	$21,268
Gross profit from operations	527	627	667	868	2,689
Other operating (income) expense	(1)	(4)	(1)	21	15
Income from continuing operations	33	109	130	227	499
Loss from discontinued operations	(9)	(5)	(5)	(10)	(29)
Net income	24	104	125	217	470

Basic earnings per share of common stock:
Income from continuing operations	$0.06	$0.21	$0.25	$0.44	$0.96
Net income	0.05	0.20	0.24	0.42	0.91
Diluted earnings per share of common stock:
Income from continuing operations	$0.06	$0.21	$0.25	$0.42	$0.94
Net income	0.05	0.20	0.24	0.40	0.89
Cash dividends per share of common stock	0.05	0.05	0.05	0.05	0.20

	Year Ended December 31, 2005(2)(3)(4)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$4,737	$5,000	$4,874	$5,146	$19,757
Gross profit from operations	456	550	594	735	2,335
Other operating (income) expense	(4)	31	(81)	28	(26)
Income from continuing operations	14	32	114	126	286
Loss from discontinued operations	(10)	(6)	(106)	(14)	(136)
Net income	4	26	8	112	150

Basic earnings per share of common stock:
Income from continuing operations	$0.03	$0.06	$0.22	$0.24	$0.55
Net income	0.01	0.05	0.02	0.21	0.29
Diluted earnings per share of common stock:
Income from continuing operations	$0.03	$0.06	$0.22	$0.24	$0.54
Net income	0.01	0.05	0.02	0.21	0.28
Cash dividends per share of common stock	0.05	0.05	0.05	0.05	0.20

(1)	Approximately 20 million shares were added to weighted-average shares outstanding and approximately $5 million of tax-effected interest was added to income from continuing operations and net income in the computation of diluted earnings per share in the third and fourth quarters of 2006 due to the dilutive effect of the Company’s contingently convertible debt during those periods. Such debt was antidilutive in the first and second quarters and for the year ended December 31, 2006, as well as in each quarter and for the year ended December 31, 2005.
(2)	Includes a pre-tax charge of $77 million recognized in the second quarter associated with the settlement of pension obligations for employees transitioned to a third party in connection with the termination of the Company’s services contract with U.K. Inland Revenue as of June 2004.
(3)	Includes a pre-tax charge of $37 million recognized in the second quarter for the impairment of deferred costs associated with a large IT commercial contract.
(4)	Includes a pre-tax charge of $24 million recognized in the third quarter related to reserves established for shareholder litigation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. EDS’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of EDS’ internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, EDS management believes that the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. We refer you to “Management’s Report on Internal Control Over Financial Reporting” preceding our consolidated financial statements in Item 8 of this Form 10-K, which is incorporated by reference herein. KPMG issued an attestation report on management’s assessment of internal control over financial reporting. This report appears immediately before our consolidated financial statements in Item 8 of this Form 10-K.

We have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We refer you to the discussion under “Risk Factors” above of certain changes in our internal control over financial reporting to be implemented during 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of EDS who are standing for election at the 2007 Annual Meeting of Shareholders is incorporated herein by reference to the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 (the “2007 Proxy Statement”).

The names and ages of our executive officers as of February 1, 2007, and the position(s) each of them has held during the past five years are included in Part I of this Form 10-K under the caption “Executive Officers of EDS.”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement.

Information regarding the EDS Code of Business Conduct is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – EDS Code of Business Conduct” in the 2007 Proxy Statement.

Information regarding the Audit Committee of the Board of Directors is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Committees of the Board – Audit Committee” in the 2007 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the sections entitled “Non-Employee Director Compensation” and “Executive Compensation” in the 2007 Proxy Statement.

Information regarding the Compensation and Benefits Committee of the Board of Directors and its review and discussion of the Compensation Discussion and Analysis section of the 2007 Proxy Statement is incorporated herein by reference to the sections entitled “Executive Compensation – Report of the Compensation and Benefits Committee” and “Corporate Governance and Board Matters – Compensation and Benefits Committee Interlocks and Insider Participation” in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our common stock is incorporated herein by reference to the section entitled “Stock Ownership of Management and Certain Beneficial Owners” in the 2007 Proxy Statement.

The following table sets forth information as of December 31, 2006 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under such plans. We refer you to Note 11 – Stock Purchase and Incentive Plans of the Notes to Consolidated Financial Statements (Item 8) above for a description of these equity compensation plans.

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	29,005,353	(3)	$26.96758	82,230,114	(4)
Equity Compensation Plans Not Approved by Security Holders(2)	9,415,190	(3)	$30.4817	1,677,311

Total	38,420,543		$27.5732	83,907,425

(1)	Equity compensation plans approved by security holders are the 2003 Amended and Restated Incentive Plan of Electronic Data Systems Corporation (the “Incentive Plan”) and the EDS Stock Purchase Plan. In addition to outstanding options, at December 31, 2006 there were 12,886,114 unvested restricted stock units outstanding under the Incentive Plan.
(2)	Equity compensation plans not approved by security holders are the PerformanceShare 1997 Nonqualified Stock Option Plan (“PerformanceShare”), Global Share Plan (“Global Share”), Transition Incentive Plan, Transition Inducement Plan, Executive Deferral Plan (“EDP”), EDS United Kingdom Executive Deferral Plan (“UK EDP”), and EDS Deferred Compensation Plan for Non-Employee Directors (“Director Deferral Plan”). The number of outstanding options reported in Column A does not include an aggregate of 4,474,315 deferred shares outstanding under the EDP and UK EDP and 179,856 phantom stock units credited under the Director Deferral Plan. In addition, at December 31, 2006 there were 477,868 unvested restricted stock units outstanding under the Transition Inducement Plan.
(3)	Excludes purchase rights under the Stock Purchase Plan, which has a shareholder approved reserve of 57,500,000 shares. Under the plan, eligible employees may purchase common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 of the Fair Market Value per year.
(4)	Includes 39,741,978 shares available for future issuance under the Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference to the sections entitled “Related Party Transactions” and “Corporate Governance and Board Matters – Director Independence” in the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the sections entitled “Proposals to be Voted on – Proposal 2: Ratification of Appointment of Auditors – Audit and Non-Audit Fees to Independent Auditor” and “– Policy on Pre-Approval of Audit and Non-Audit Services” in the 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Management Report.
Reports of Independent Registered Public Accounting Firm.
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) as of and for the years ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
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

(a)(3)	Exhibits

Included in this Form 10-K:

Exhibit No.	Description
10.1	Summary of EDS Non-employee Director Compensation Program for 2007-2008 Board compensation year furnished to non-employee directors. *
10.2	Amended and Restated 2003 Incentive Plan of Electronic Data Systems Corporation.*
10.3	Amended and Restated EDS 401(k) Plan dated January 1, 2007.
10.4

Amendment Number One to the Amended and Restated EDS Deferred Compensation Plan for Non-Employee Directors (such plan is filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2004, and is hereby incorporated by reference).*

10.5

Amendment Number Four to the EDS 1998 Supplemental Executive Retirement Plan (a conformed copy of such plan incorporating Amendments One through Three is filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2005, and is hereby incorporated by reference). *

10.6	Letter agreement between EDS and Ronald A. Rittenmeyer dated June 27, 2005 related to employment.*
10.7	Change of Control Employment Agreement between EDS and Michael H. Jordan dated February 1, 2007.*
10.8	Change of Control Employment Agreement between EDS and Jeffrey M. Heller dated February 1, 2007.*
10.9	Change of Control Employment Agreement between EDS and Ronald A. Rittenmeyer dated February 1, 2007.*
10.10	Change of Control Employment Agreement between EDS and Charles S. Feld dated February 1, 2007.*
10.11	Change of Control Employment Agreement between EDS and Ronald P. Vargo dated February 1, 2007.*
10.12	Executive Severance Benefit Agreement between EDS and Ronald A. Rittenmeyer dated February 1, 2007.*
10.13	Executive Severance Benefit Agreement between EDS and Charles S. Feld dated February 1, 2007.*
10.14	Executive Severance Benefit Agreement between EDS and Ronald P. Vargo dated February 1, 2007.*
12	Computation of Ratios of Earnings to Fixed Charges.
21	Subsidiaries of EDS as of December 31, 2006.
23	Consent of Independent Auditors.
24	Powers of Attorney.
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

Not included in this Form 10-K:

•	The Restated Certificate of Incorporation of EDS, as amended through April 22, 2005, is Exhibit 3.1 to our Current Report on Form 8-K dated April 22, 2005 and is hereby incorporated by reference.

•	The Amended and Restated Bylaws of EDS, as amended through February 6, 2007, is Exhibit 3.1 to our Current Report on Form 8-K dated February 6, 2007 and is hereby incorporated by reference.

•

Indenture dated August 12, 1996 between EDS and Texas Commerce Bank National Association, as Trustee, is Exhibit 4 to our Registration Statement on Form S-3 (File No. 333-10145) and is hereby incorporated by reference.

•

Supplemental Indenture dated October 12, 1999 between EDS and Chase Bank of Texas, National Association as Trustee, is Exhibit 4.4 to our Form 8-K dated October 12, 1999 and is hereby incorporated by reference.

•	Third Supplemental Indenture dated October 10, 2001 between EDS and The Chase Manhattan Bank, as Trustee, is Exhibit 4.1 to our Form 8-K dated October 4, 2001 and is hereby incorporated by reference.

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

•

Five Year Credit Agreement dated June 30, 2006, among Electronic Data Systems Corporation and EDS Information Services L.L.C. as Borrowers, certain subsidiaries of EDS, as guarantors, the banks, financial institutions and other institutional lenders and issuers of letters of credit named therein, Citibank, N.A., as Agent for the lenders, and Bank of America, N.A., as Syndication Agent, is Exhibit 10.1 to our Form 8-K dated June 30, 2006 and is hereby incorporated by reference.

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

•

Letter agreement dated March 20, 2003, between EDS and Michael H. Jordan regarding terms and conditions of employment is Exhibit 99(a) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•

Letter agreement dated March 20, 2003, between EDS and Jeffrey M. Heller regarding terms and conditions of employment is Exhibit 99(b) to our Current Report on Form 8-K dated April 2, 2003 and is hereby incorporated by reference. *

•

Form of Performance RSU Award Agreement for 2005 and 2006 grants to executive officers (other than Michael H. Jordan and Jeffrey M. Heller) is Exhibit 10.1 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Performance RSU Award Agreement for 2005 and 2006 grants to Michael H. Jordan is Exhibit 10.2 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

•	Form of Performance RSU Award Agreement for 2005 and 2006 grants to Jeffrey M. Heller is Exhibit 10.3 to our Form 8-K dated March 28, 2005 and is hereby incorporated by reference. *

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

•

Agreement dated December 30, 2003 between EDS and Charles Feld regarding terms and conditions of employment is Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is hereby incorporated by reference.*

•

EDS Executive Deferral Plan (conformed copy, incorporating: Amendments 1 through 6 thereto) is Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2005 and is hereby incorporated by reference.*

•

EDS United Kingdom Executive Deferral Plan (conformed copy, incorporating: Amendments 1 through 6 thereto) is Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2005 and is hereby incorporated by reference.*

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

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: March 1, 2007	By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Dated: March 1, 2007		By:	/S/ MICHAEL H. JORDAN
Michael H. Jordan
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2007		By:	/S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 1, 2007		By:	/S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)

W. Roy Dunbar*	Director
Roger A. Enrico*	Director
Martin C. Faga *	Director
S. Malcolm Gillis*	Director
Ray J. Groves*	Director	*By:	/S/ STORROW M. GORDON
Ellen M. Hancock*	Director		Storrow M. Gordon
Jeffrey M. Heller*	Director		Attorney-in-fact
Ray L. Hunt*	Director		March 1, 2007
Edward A. Kangas*	Director
James K. Sims *	Director
R. David Yost*	Director

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses		Additions (deductions) charged to other accounts		Deductions		Balance at end of year
FOR THE YEAR ENDED DECEMBER 31, 2006
Allowances deducted from assets:
Accounts and notes receivable	$69	$54		$3	(c)	$55		$71

FOR THE YEAR ENDED DECEMBER 31, 2005
Allowances deducted from assets:
Accounts and notes receivable	$125	$125	(a)	$(11	)(c)	$170	(b)	$69

FOR THE YEAR ENDED DECEMBER 31, 2004
Allowances deducted from assets:
Accounts and notes receivable	$124	$84		$(11	)(c)	$72		$125

Notes:

(a)	Includes reserves of $17 million related to certain pre-bankruptcy receivables associated with the Delphi contract
(b)	Includes write-offs of $27 million related to certain pre-bankruptcy receivables associated with the US Airways contract, and other write-offs associated with the settlement of certain client disputes
(c)	Additions/deductions resulting from acquisitions/divestitures