Form 10-Q
period 2007-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2007-05-09
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 508,862,269 outstanding shares of the registrant's Common Stock, $.01 par value per share.

INDEX

 PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$5,224	$5,078

Costs and expenses
Cost of revenues	4,523	4,551
Selling, general and administrative	436	450
Other operating income	-	(1)
Total costs and expenses, net	4,959	5,000

Operating income	265	78

Interest expense	(57)	(60)
Interest income and other, net	50	38
Other income (expense), net	(7)	(22)

Income from continuing operations before income taxes	258	56

Provision for income taxes	93	23
Income from continuing operations	165	33
Loss from discontinued operations, net of income taxes	(1)	(9)
Net income	$164	$24

Basic earnings per share of common stock
Income from continuing operations	$0.32	$0.06
Loss from discontinued operations	-	(0.01)
Net income	$0.32	$0.05

Diluted earnings per share of common stock
Income from continuing operations	$0.31	$0.06
Loss from discontinued operations	-	(0.01)
Net income	$0.31	$0.05

Cash dividends per share	$0.05	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,780	$2,972
Marketable securities	45	45
Accounts receivable, net	3,800	3,647
Prepaids and other	864	866
Deferred income taxes	647	727
Total current assets	8,136	8,257

Property and equipment, net	2,233	2,179
Deferred contract costs, net	857	807
Investments and other assets	565	636
Goodwill	4,374	4,365
Other intangible assets, net	732	749
Deferred income taxes	958	961
Total assets	$17,855	$17,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 685	$ 677
Accrued liabilities	2,438	2,689
Deferred revenue	1,807	1,669
Income taxes	84	72
Current portion of long-term debt	125	127
Total current liabilities	5,139	5,234

Pension benefit liability	1,483	1,404
Long-term debt, less current portion	2,971	2,965
Minority interests and other long-term liabilities	385	455
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at March 31, 2007 and December 31, 2006	5	5
Additional paid-in capital	2,986	2,973
Retained earnings	5,705	5,630
Accumulated other comprehensive loss	(148)	(182)
Treasury stock, at cost, 23,044,094 shares at March 31, 2007 and 17,658,428 shares at December 31, 2006	(671)	(530)
Total shareholders' equity	7,877	7,896
Total liabilities and shareholders' equity	$17,855	$17,954

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$164	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	330	308
Deferred compensation	30	78
Other long-lived asset write-downs	-	17
Other	25	(51)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(135)	(20)
Prepaids and other	(123)	(82)
Deferred contract costs	(87)	(25)
Accounts payable and accrued liabilities	(175)	(76)
Deferred revenue	135	66
Income taxes	78	(24)
Total adjustments	78	191
Net cash provided by operating activities	242	215

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	-	959
Proceeds from investments and other assets	43	105
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(11)
Payments for purchases of property and equipment	(158)	(182)
Payments for investments and other assets	-	(10)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(1)	-
Payments for purchases of software and other intangibles	(106)	(133)
Payments for purchases of marketable securities	(1)	(801)
Other	3	4
Net cash used in investing activities	(167)	(69)

Cash Flows from Financing Activities
Proceeds from long-term debt	3	-
Payments on long-term debt	(10)	(1)
Capital lease payments	(32)	(37)
Purchase of treasury stock	(285)	(401)
Employee stock transactions	77	125
Dividends paid	(26)	(26)
Other	5	12
Net cash used in financing activities	(268)	(328)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	(192)	(181)
Cash and cash equivalents at beginning of period	2,972	1,899
Cash and cash equivalents at end of period	$2,780	$1,718

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's Annual Report on Form 10‑K for the year ended December 31, 2006.

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

NOTE 2:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Basic earnings per share	514	522
Diluted earnings per share	545	533

The Company has contingently convertible debt that is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, net income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of this debt was dilutive for the three months ended March 31, 2007. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share.

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Common stock options and warrants	12	16
Convertible debt	-	20

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.5 billion and $4.4 billion at March 31, 2007 and December 31, 2006, respectively. Depreciation expense for the three months ended March 31, 2007 and 2006 was $181 million and $178 million, respectively.

NOTE 4:  DEFERRED CONTRACT COSTS

At March 31, 2007, the Company had net deferred contract and set-up costs of $857 million, of which approximately $520 million related to contracts with active construct activities. The Company normally has between 20 to 25 active construct contracts with deferred costs in excess of $1 million. Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amount of the Company's remaining equity interest in the partnership was $28 million at both March 31, 2007 and December 31, 2006. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the Navy Marine Corps Intranet ("NMCI") contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million in the three months ended March 31, 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $296 million and $295 million at March 31, 2007 and December 31, 2006, respectively. Future minimum lease payments to be received under the NMCI contract were $311 million and $314 million at March 31, 2007 and December 31, 2006, respectively. The unguaranteed residual values accruing to the Company were $10 million and $3 million, and unearned interest income related to these leases was $25 million and $22 million at March 31, 2007 and December 31, 2006, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows:  2007 - $135 million; 2008 - $116 million; 2009 - $46 million; 2010 - $14 million.

NOTE 6:  COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income was $198 million and $62 million for the three months ended March 31, 2007 and 2006, respectively. The difference between comprehensive income and net income for the three months ended March 31, 2007 and 2006 resulted primarily from foreign currency translation adjustments. During the three months ended March 31, 2006, cumulative translation adjustments of approximately $21 million were transferred from accumulated other comprehensive loss to net income due to the divestiture of A.T. Kearney (see Note 12).

During the three months ended March 31, 2007, the Company purchased 10.4 million shares of its common stock in the open market at a cost of $289 million. The Company has purchased 36.6 million shares of its common stock at a cost of $972 million through March 31, 2007 under its 2006 $1 billion share repurchase authorization.

In connection with its employee stock incentive plans, the Company issued 5.0 million shares of treasury stock at a cost of $148 million during the three months ended March 31, 2007. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $46 million during the three months ended March 31, 2007.

NOTE 7:  STOCK-BASED COMPENSATION

Stock Options

During March 2007 and 2006, the Company issued options to purchase approximately 2.3 million and 1.6 million shares, respectively, of common stock with fair values of $8.43 and $8.84, respectively, per option. Options issued during March 2007 and 2006 are scheduled to vest in February 2010 and 2009, respectively. Total compensation expense for stock options was $6 million ($5 million net of tax) and $58 million ($38 million net of tax), respectively, for the three months ended March 31, 2007 and 2006. Total compensation expense for stock options for the three months ended March 31, 2006 includes $16 million ($10 million net of tax) reported in loss from discontinued operations.

As of March 31, 2007, options to purchase 31.9 million shares of common stock were outstanding with a weighted-average exercise price of $28 per share, of which options to purchase 20.7 million shares were exercisable with a weighted-average exercise price of $29 per share. At December 31, 2006, options to purchase 35.0 million shares of common stock were outstanding with a weighted-average exercise price of $28 per share, of which 23.0 million shares were exercisable with a weighted-average exercise price of $30 per share.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise.  Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

Certain stock option grants contain market conditions that accelerate vesting if the Company's stock reaches certain target prices. As of March 31, 2007, options to purchase approximately 3.3 million shares of common stock were outstanding that would become exercisable if the closing price of the Company's stock is above $28.76 per share for ten consecutive trading days. These outstanding options became exercisable in April 2007 (see Note 13). During the first quarter of 2006, approximately 7.6 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

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

During March 2007 and 2006, the Company issued approximately 8.2 million and 5.9 million restricted stock units, respectively, with weighted-average fair values of $25.51 and $25.45, respectively, per unit. Regularly scheduled vesting will occur in February 2010 and 2009, respectively, for restricted stock units issued during March 2007 and 2006. Total compensation expense for restricted stock units was $25 million ($17 million net of tax) and $20 million ($15 million net of tax), respectively, for the three months ended March 31, 2007 and 2006. Total compensation expense for restricted stock units for the three months ended March 31, 2006 includes $4 million ($3 million net of tax) reported in loss from discontinued operations.

A.T. Kearney

As a result of the divestiture of A.T. Kearney in January 2006 (see Note 12), vesting was accelerated for options to purchase 2.1 million shares of common stock and 0.3 million restricted stock units, and unvested options to purchase 0.2 million shares were forfeited. This accelerated vesting resulted in the recognition of pre-tax compensation cost of approximately $20 million which is reported as loss from discontinued operations during the three months ended March 31, 2006. All vested options held by A.T. Kearney employees were exercised or forfeited within ninety days of the divestiture.

NOTE 8:  SEGMENT INFORMATION

The Company uses operating income (loss) to measure segment profit or loss. Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The Company adjusts its fixed currency exchange rates if and when the statutory rate differs significantly from the fixed rate to better align the two rates. Prior period segment information presented below has been restated to reflect a change in the fixed exchange rates of certain non-U.S. currencies and other segment attribute changes in 2007. The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Operating segments that have similar economic and other characteristics have been aggregated to form the Company's reportable segments.

Following is a summary of certain financial information by reportable segment as of and for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31,
	2007		2006
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,618	$405	$2,548	$337
EMEA	1,446	179	1,596	178
Asia Pacific	409	38	328	24
U.S. Government	623	122	645	43
Other	2	(256)	1	(251)
Total Outsourcing	5,098	488	5,118	331
All other	126	(223)	(40)	(253)
Total	$5,224	$265	$5,078	$78

NOTE 9:  RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute approximately $110 million to its pension plans during fiscal year 2007, including discretionary and statutory contributions. The Company contributed $31 million to its defined benefit pension plans during the three months ended March 31, 2007.

Following is a summary of the components of net periodic pension cost recognized in earnings for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Service cost	$94	$83
Interest cost	130	116
Expected return on plan assets	(168)	(137)
Amortization of transition obligation	1	1
Amortization of prior-service cost	(9)	(9)
Amortization of net actuarial loss	8	20
Net periodic benefit cost	$56	$74

NOTE 10:  TAXES

The Company's effective income tax rates on income from continuing operations were 36.0% and 41.1% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate in the first quarter of 2007 was impacted by an additional valuation allowance against certain non-U.S. deferred tax assets, offset by favorable changes to the liability for non-U.S. tax contingencies. The tax rate in 2006 was impacted by the expiration of the U.S. research and development credit, the extension of which was not enacted until fourth quarter 2006.

The Company adopted Financial Accounting Standards Board Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase of $2 million in net unrecognized tax benefits, which was accounted for as a decrease of $17 million to the January 1, 2007 balance of retained earnings and a decrease of $15 million to the balance of goodwill. In addition, reclassifications in balance sheet accounts as required by FIN 48 resulted in a decrease in deferred tax assets of $57 million and a decrease in other long term liabilities of $57 million. As of the date of adoption, the Company's gross unrecognized tax benefits totaled $127 million. Of this amount, $82 million represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. In addition, $18 million is accrued for the payment of interest and penalties related to income tax liabilities. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for years after 2002 and is subject to income tax examinations by UK tax authorities for years after 2003.

Unrecognized tax benefits and related interest in non-US jurisdictions decreased by $15 million in this quarter and are anticipated to decrease by an additional $8 million during the remainder of 2007. These reductions are due to statute of limitation expirations related to the deduction of expenses where the documentation supporting the deductions did not meet the statutory requirements. The Company also anticipates settling approximately $29 million of liabilities during 2007, primarily related to various U.S. tax returns, at amounts that are not significantly different from the amounts currently accrued.

The Company accounts for taxes directly imposed on revenue-producing transactions by governmental authorities on a net basis (excluded from revenues).

NOTE 11:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. As of March 31, 2007, an aggregate of $109 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At March 31, 2007, the Company had $594 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $16 million of other financial guarantees outstanding at March 31, 2007 relating to indebtedness of others.

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

On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action, subject to final approval of the settlement by the District Court. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million, substantially all of which was paid during the first quarter of 2006. The amount paid by the Company aggregated $77.5 million, with the remainder paid by its insurers (in addition to amounts paid by such insurers in respect of legal fees related to this action). The Company recorded incremental reserves of $24 million in 2005 in connection with this settlement. The remaining cost of the settlement was recognized in the Company's financial statements prior to 2004. Two appeals have been filed with respect to the District Court's approval of this settlement. One appeal challenges the amount of attorneys fees awarded to the counsel for plaintiffs. The other appeal challenges the approval of the settlement on the grounds that there is a subclass who receives no economic benefit, the release is overbroad, and the claims form was overly burdensome.

On November 8, 2004, the District Court certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding the defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. Also on that date the court certified a class in the ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. On December 29, 2004, the Fifth Circuit Court of Appeal granted the Company's petition to appeal the class certification order from the District Court, and oral arguments were heard on the appeal on April 5, 2005. On January 18, 2007, the Fifth Circuit Court of Appeal issued its decision vacating the district court's class certification decision and remanding the matter to the district court to re-evaluate whether the action may be maintained as a class certification in light of the Fifth Circuit's opinion and instructions. The Company intends to defend this action vigorously.

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

In February 2007, the Company reached an agreement with the Division of Enforcement of the SEC (the "Division") as to the terms of a proposed settlement that the Division has agreed to recommend to other SEC staff offices and to the Commissioners of the SEC for their approval. The proposed settlement would resolve all matters under investigation by the SEC related to the Company. Such settlement, if approved by the SEC, would not have a material adverse impact upon the Company. However the Division has no authority to bind the Commission to any settlement. The Commissioners of the SEC are not obligated to accept the recommendation of the Division and may approve or disapprove this settlement. Accordingly, the Company is unable to predict the ultimate outcome of the investigation or any action the SEC might ultimately take.

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $630 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $250 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $515 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $230 million); and (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $200 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.2 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $945 million); (2) pre-contract negligent misrepresentation in the amount of £480 million (approximately $945 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $815 million); and (4) breach of contract in the amount of £179 million (approximately $350 million). The principal stated reason for the increases in amount of damages was that the claimants had taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they then required to complete delivery of the  project that was the subject of the contract. Claimants said then that they would further re-assess these alleged losses prior to trial. In April 2007, the claimants served on EDS in draft further amendments to the Particulars of Claim, and the Court conditionally granted  plaintiffs request to amend. The claimants have increased the damages claim still further, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £711.4 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £582.9 million (approximately $1.1 billion); and (3) breach of contract in the amount of £160.3 million (approximately $315 million). These heads of claim are still pleaded in the alternative. The principal stated reason for the increases in the amount of damages is that the claimants say they have re-assessed their alleged losses in the light of expert witness evidence. A hearing will be held on May 25, 2007 to determine if plaintiffs have met the conditions to amend. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had a total contract value of approximately £61 million. The Company intends to defend against these allegations vigorously. Discovery is still ongoing in this matter and trial is scheduled for October 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at March 31, 2007 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company's consolidated results of operations or financial position.

NOTE 12:  DISCONTINUED OPERATIONS

Loss from discontinued operations includes the results of the Company's A.T. Kearney subsidiary which was sold in January 2006 and the maintenance, repair and operations (MRO) management services business which was sold in March 2007. Proceeds from the sale of A.T. Kearney included a 10-year promissory note from the buyer valued at $52 million. The Company received a $52 million payment from the buyer in the first quarter of 2007 to satisfy this note. Under the terms of the MRO sale agreement and related customer contract amendments, the Company retained accounts receivable and certain other assets of the business but transferred the tangible assets related to the MRO business to the buyer. The Company will continue to provide the buyer and a major customer with certain services during a transition period which may extend until the end of 2007. Upon completion of this transition period, the Company will have no continuing involvement in operations of the MRO management services business. The MRO business was previously included in the Company's A.T. Kearney segment. No interest expense has been allocated to discontinued operations for any of the periods presented.

Following is a summary of loss from discontinued operations for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Revenues	$-	$36
Costs and expenses	7	47
Operating loss	(7)	(11)
Gain (loss), net	5	(9)
Loss from discontinued operations before income taxes	(2)	(20)
Income tax benefit	1	11
Loss from discontinued operations, net of income taxes	$(1)	$(9)

NOTE 13:  SUBSEQUENT EVENTS

In April 2007, approximately 3.3 million outstanding stock options became exercisable when the Company's stock reached certain target prices (see Note 7), resulting in the acceleration in the recognition of compensation expense of $8 million during the second quarter of 2007.

In April 2007, the Company completed the $1 billion share repurchase program announced in February 2006. The Company purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. First quarter 2007 revenues of $5.2 billion increased 3% from the prior year first quarter and decreased 1% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations was $165 million, or $0.32 per basic share and $0.31 per diluted share, in the first quarter of 2007 compared to $33 million, or $0.06 per basic and diluted share, in the prior year first quarter. Net income was $164 million, or $0.32 per basic and $0.31 per diluted share, in the first quarter of 2007 compared to $24 million, or $0.05 per basic and diluted share, in the prior year first quarter.

Total Contract Value of New Contract Signings. The total contract value, or TCV, of our new contract signings in the first quarter of 2007 was approximately $3.4 billion, compared to approximately $10.0 billion in the first quarter of 2006. TCV of new contract signings in the first quarter of 2006 includes $3.6 billion TCV related to our new contract with GM and $3.9 billion TCV related to the extension of our NMCI contract. We refer you to the discussion of our calculation of TCV under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Form 10-K").

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps. On March 24, 2006, we entered into a contract modification with the DoN pursuant to which, among other amendments, the DoN exercised its option to extend this contract by three years through September 2010. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, we recognized sales-type capital lease revenue of $116 million in the first quarter of 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now accounted for as operating leases based on revised estimates of economic lives as agreed in the contract modification (20 years). We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $315 million and $296 million, respectively, at March 31, 2007. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during that quarter.

U.K. Ministry of Defence Contract. In March 2005, a consortium led by us was awarded a 10-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of the initial contract was approximately $3.9 billion over 10 years. In December 2006, the contract was amended to include the second increment of such project, increasing the total contract value by approximately $1.27 billion over the remaining eight years of the contract. Our upfront expenditure and capital investment requirements for this contract have adversely impacted our free cash flow and earnings during certain fiscal periods since inception of the contract and may continue to do so in the future. Many of the services and service delivery challenges required by this contract are similar to those required by the NMCI contract discussed above, and accordingly, many of the risks are the same. We have applied lessons learned from our experience with the NMCI contract to this contract, including contract terms with clearly defined client and EDS accountability and improved program management. There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During the first quarter of 2007, we reached a mutually satisfactory agreement with the client regarding some initial billing adjustments under the contract to reflect part of the financial impact to us of an extended initial development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Verizon. We provided IT services to MCI, Inc. pursuant to an IT services agreement that included minimum annual purchase obligations through January 2008. MCI was acquired by Verizon Communications, Inc. in January 2006. In December 2006, Verizon in-sourced most of the IT services we had been providing to MCI. During the first quarter of 2007, we received a payment of $225 million from Verizon related to the termination of these services we had been providing to MCI. Such payment is included in our free cash flow for the first quarter of 2007. We refer you to the discussion of free cash flow in "Liquidity and Capital Resources" below. Due to certain contingencies in our agreement with this client, approximately $125 million of the $225 million payment was deferred and is expected to be recognized in the third quarter of 2007. The remaining $100 million of the $225 million payment is included in revenues in our unaudited condensed consolidated statement of operations for the first quarter of 2007. As a result of this payment and certain services we will continue to provide and bill for in 2007, we do not expect that our free cash flow or income for this contract for the 2007 fiscal year will be significantly different from the results we would have experienced had the contract continued unchanged through January 2008. However, we do not expect to recognize any significant revenue or earnings or generate any significant cash flow from this client after 2007. We refer you to the discussion of our relationships with Verizon in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Verizon" in our 2006 Form 10-K.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 514 million and 545 million, respectively, for the three months ended March 31, 2007. Our share count reflects share repurchases as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes. We are evaluating a longer-term "share neutral" approach, the objective of which would be to repurchase sufficient additional shares to approximately offset the dilutive effects of our employee stock-based compensation plans. Such approach would not require a material amount of share repurchases in 2007. We expect the weighted-average number of shares used to compute diluted earnings per share to be approximately 545 million shares during 2007 (which includes the dilutive impact of our contingently convertible senior notes). During the three months ended March 31, 2007, we purchased 10.4 million shares of common stock in the open market at a cost of $289 million. We have purchased 36.6 million shares of common stock at a cost of $972 million through March 31, 2007 under our 2006 $1 billion share repurchase program.  Upon completion of the program in April 2007, we had purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under the program. The effect of our contingently convertible debt was dilutive for the three months ended March 31, 2007. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share.

MphasiS. In June 2006, we acquired a majority interest in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. Subsequent to the acquisition, the MphasiS board of directors and the board of directors of our wholly-owned Indian subsidiary approved the merger of that subsidiary into MphasiS. The merger is subject to approval of the stock exchanges in India, shareholders of both companies and court approval. We expect to obtain all remaining approvals and complete the operational integration of the two entities in the second or third quarter of 2007. Based on an independent valuation of the two entities, the merger would result in increasing our stake in MphasiS to approximately 61% from approximately 50% at present.  In October 2006, we announced an open offer to acquire additional MphasiS common shares, which offer was completed in the first quarter of 2007. We did not acquire a significant number of additional shares pursuant to this offer.

Impact of Pending and Expected Tax Law Changes; Update to 2007 Financial Guidance. We expect our tax rate to be impacted during 2007 as a result of pending German tax legislation which would change the rate of income tax.  The law would, if enacted as drafted, result in an increase in tax expense of approximately $35 million to write down the value of deferred tax assets in the quarter of enactment. As a result of this and other expected tax law changes, we now expect 2007 adjusted earnings per share of $1.55 to $1.60, adding a range to our prior guidance for adjusted earnings per share of approximately $1.60. Adjusted earnings per share excludes the impact of discontinued operations, gains and losses from divestitures, reversals of previously recognized restructuring expenses and other items that management believes are not reflective of our core operating business. We refer you to the discussion of adjusted earnings per share in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our 2006 Form 10-K.

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

Following is a summary of revenues for the three months ended March 31, 2007 and 2006 (in millions):

			As-Reported	Organic
Consolidated revenues:	2007	2006	Growth %	Growth %
Revenues	$5,224	$5,078	3%	(1)%

			% Increase
Segment revenues:	2007	2006	(Decrease)
Americas	$2,618	$2,548	3%
EMEA	1,446	1,596	(9)%
Asia Pacific	409	328	25%
U.S. Government	623	645	(3)%
Other	2	1
Total Outsourcing	5,098	5,118	-
All other	126	(40)
Total	$5,224	$5,078	3%

Revenue growth in the Americas was primarily attributable to contracts with new clients in our retail and transportation industry groups, and add-on business with existing clients in our financial services industry group and in Latin America. Americas revenues for the three months ended March 31, 2007 includes $100 million related to the in-sourcing of services by Verizon discussed above. Revenues related to Verizon in the first quarter of 2007, which includes $100 million of the $225 million payment discussed above as well as revenues from certain services we will continue to provide to Verizon through the remainder of this year, were comparable to revenues from this client in the first quarter of 2006. The decrease in EMEA revenues was primarily attributable to the divestiture of Global Field Services, our desktop support services business located in Europe, during the fourth quarter of 2006. The decrease in EMEA revenues was also due to revenue declines in certain U.K. contracts, partially offset by increased revenues from the U.K. MoD contract. Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. The decrease in U.S. Government revenues was primarily attributable to the NMCI contract. Refer to the "Overview" section above for a further discussion of the U.K. MoD, NMCI and Verizon contracts.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 13.4% and 10.4% for the three months ended March 31, 2007 and 2006, respectively. The increase in our gross margin percentage in 2007 was primarily attributable to improved contract performance, including NMCI (150 basis points) resulting from the timing of certain incentive payments, and Verizon (90 basis points) which includes the incremental impact of the payment discussed above. Our gross margin in 2007 was also favorably impacted by a reduction in compensation expense related to our stock-based compensation programs (50 basis points), primarily due to the accelerated vesting of certain stock option grants in the first quarter of 2006. Refer to the "Overview" section above for a further discussion of the NMCI and Verizon contracts, and to Note 7 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our stock-based compensation programs.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.3% and 8.9% for the three months ended March 31, 2007 and 2006, respectively. The decrease in our SG&A percentage in 2007 was primarily attributable to the increase in revenues discussed above (25 basis points) and a net decrease in selling costs and bonus, including commissions associated with new business signings (25 basis points).

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2007	2006
Interest expense	$(57)	$(60)
Interest income and other, net	50	38
Total	$(7)	$(22)

The increase in interest income and other in 2007 was primarily due to foreign currency transaction gains and losses and favorable interest rate movements, including the impact of such movements on the fair value of our interest rate swap agreements.

Income taxes. Our effective income tax rates on income from continuing operations were 36.0% and 41.1% for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate in the first quarter of 2007 was impacted by an additional valuation allowance against certain non-U.S. deferred tax assets, offset by favorable changes to the liability for non-U.S. tax contingencies. The tax rate in 2006 was impacted by the expiration of the U.S. research and development credit, the extension of which was not enacted until fourth quarter 2006.

We adopted Financial Accounting Standards Board Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, we recognized an increase of $2 million in net unrecognized tax benefits.  Refer to Note 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

We expect the tax rate to be impacted during 2007 as a result of pending German tax legislation which would change the rate of income tax.  The law would, if enacted as drafted, result in an increase in tax expense of approximately $35 million to write down the value of deferred tax assets in the quarter of enactment. We refer you to the discussion of the impact of this and other expected tax law changes on our adjusted earnings per share for 2007 set forth under "Overview" above.

Discontinued operations. Loss from discontinued operations includes the results of the Company's A.T. Kearney subsidiary which was sold in January 2006 and the maintenance, repair and operations (MRO) management services business which was sold in March 2007. Refer to Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to discontinued operations.

Segment information. Refer to Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments.

Financial Position

At March 31, 2007, we held cash and marketable securities of $2.8 billion, had working capital of $3.0 billion, and had a current ratio (current assets/current liabilities) of 1.58-to-1. This compares to cash and marketable securities of $3.0 billion, working capital of $3.0 billion, and a current ratio of 1.58-to-1 at December 31, 2006. Approximately 6% of our cash and cash equivalents and marketable securities at March 31, 2007 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables ("DSO") were 64 days at March 31, 2007 compared to 56 days at December 31, 2006.  The increase in DSO was due to weaker collections of accounts receivable across all of our reportable segments during the first quarter of 2007 and to certain contract terms in effect during the quarter.  We expect to reduce DSO by several days throughout the year to a more normalized level of approximately 56 as achieved at December 31, 2006.  The reduction of DSO to such level is an important element of our ability to achieve our free cash flow guidance for 2007.  Days payable outstanding were 24 days at March 31, 2007 compared to 21 days at December 31, 2006.

Total debt was $3.1 billion at March 31, 2007 and December 31, 2006. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 28% at March 31, 2007 and December 31, 2006.

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

At March 31, 2007, there were outstanding an aggregate of $109 million under CSFTs yet to be paid by our clients. No additional asset purchases are expected to be financed under existing arrangements. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $125 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of March 31, 2007, including payments made during the first three months of 2007 and payments due in the remaining nine months of 2007 (in millions):

		Payments Made / Due by Period
	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt, including current portion and interest(1)	$4,683	$352	$1,269	$989	$2,073
Operating lease obligations	1,479	344	613	271	251
Purchase obligations(2)	2,978	1,623	1,036	314	5
Total(3)	$9,140	$2,319	$2,918	$1,574	$2,329

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

(3)

We expect to contribute approximately $110 million to our qualified and nonqualified pension plans in 2007, including discretionary and statutory contributions. Our U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. See Note 9 of the accompanying condensed consolidated financial statements for additional information about our retirement plans.

Liquidity and Capital Resources

Following is a summary of our cash flows for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by operating activities	$242	$215
Net cash used in investing activities	(167)	(69)
Net cash used in financing activities	(268)	(328)
Free cash flow	(8)	(38)

Operating activities. The increase in net cash provided by operating activities in 2007 compared to 2006 was due to a $173 million increase in cash provided by earnings (i.e., net income less non-cash operating items) and a $(146) million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a $115 million decrease in receivable collections and a $99 million increase in severance and vendor payments, partially offset by a decrease in income tax payments and a $69 million increase in customer prepayments, including $125 million associated with the Verizon contract discussed above.

Investing activities. The increase in net cash used in investing activities in 2007 compared to 2006 was primarily due to a decrease in net proceeds from sales of marketable securities and investments, partially offset by an increase in net proceeds from divested assets and a decrease in payments for software and other intangibles. Net proceeds from divested assets in 2007 includes the collection of a $52 million promissory note related to the sale of A.T. Kearney.

Financing activities. The decrease in net cash used in financing activities in 2007 compared to 2006 was primarily due to a decrease in purchases of treasury stock, partially offset by a decrease in cash provided by employee stock transactions.

Free cash flow. We reported free cash flow usage of $8 million for the three months ended March 31, 2007, compared to free cash flow usage of $38 million for the three months ended March 31, 2006. Our free cash flow for the three months ended March 31, 2007 was positively impacted by improved contract performance and the impact of the payment from Verizon referred to above, offset by changes in working capital primarily attributable to severance and vendor payments and an increase in DSO. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to us for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase/decrease in cash and cash equivalents. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies. We refer you to the discussion of free cash flow in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our 2006 Form 10-K.   Our ability to achieve our free cash flow guidance for 2007 is dependent in part on our ability to maintain capital expenditures and working capital usage at levels consistent with our forecast, including, without limitation, the reduction of DSO to more normalized levels as described above, as well as our ability to achieve our 2007 earnings per share guidance.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by operating activities	$242	$215

Capital expenditures:
Proceeds from investments and other assets	43	105
Payments for purchases of property and equipment	(158)	(182)
Payments for investments and other assets	-	(10)
Payments for purchases of software and other intangibles	(106)	(133)
Other investing activities	3	4
Capital lease payments	(32)	(37)
Total net capital expenditures	(250)	(253)
Free cash flow	(8)	(38)

Other investing and financing activities:
Proceeds from sales of marketable securities	-	959
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(11)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(1)	-
Payments for purchases of marketable securities	(1)	(801)
Proceeds from long-term debt	3	-
Payments on long-term debt	(10)	(1)
Purchase of treasury stock	(285)	(401)
Employee stock transactions	77	125
Dividends paid	(26)	(26)
Other financing activities	5	12
Effect of exchange rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	$(192)	$(181)

Covenants. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. At March 31, 2007, there were no amounts outstanding under the Credit Agreement. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at March 31, 2007:

	Covenant	Actual
Leverage ratio	≤ 3.00	1.15
Interest coverage ratio	≥ 3.00	11.37

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at March 31, 2007:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Positive	Stable	Positive

At March 31, 2007, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At March 31, 2007, we had total liquidity of $3.5 billion, comprised of unrestricted cash and marketable securities of $2.7 billion and availability under our unsecured credit facilities of $829 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least 12 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard will allow companies to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of Statement No. 159 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

We adopted FIN 48 effective January 1, 2007. We refer you to "Results of Operations" above for additional information about this accounting change.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding future financial performance, TCV of new contract signings and other forward-looking financial information. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. Federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; the degree to which third parties continue to outsource IT and business processes; and the factors discussed elsewhere in this Form 10‑Q and under the heading Risk Factors in Item 1A to Part I of our 2006 Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with our efforts to improve the processing efficiency of our general accounting functions, we implemented the SAP accounting system in the United States effective as of January 1, 2007, requiring changes in the processing of general ledger transactions, including journal entries, as of that date. This implementation was completed in the first quarter of 2007. With limited exceptions, our other accounting operations had already been using this system. In addition, commencing in the first quarter of 2007, we transitioned certain transaction and journal entry processing and preparation of general ledger account reconciliations from the existing accounting workforce to a newly hired workforce in lower cost Best Shore® locations. We expect these actions will improve our internal controls over financial reporting by enabling us to conform general ledger processing to a single, global standard and operate a more centralized accounting function. We have taken steps to mitigate the control risks created by these actions, including establishment of monitoring controls and workforce management and training programs.

Management has evaluated changes in our internal control over financial reporting during the three months ended March 31, 2007. Based on this evaluation, other than the actions referred to in the immediately preceding paragraph, we have identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 12 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Form 10-Q is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Form 10-Q and our 2006 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading "Risk Factors" in Part I, Item 1A of our 2006 Form 10-K. There has been no material changes to the risk factors discussed in our 2006 Form 10-K.

The risks discussed in our 2006 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by EDS of shares of its common stock during the three months ended March 31, 2007.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1 - 31, 2007	1,600,000	$26.95	1,600,000	$273,000,000
February 1 - 28, 2007	3,250,000	$28.73	3,250,000	$180,000,000
March 1 - 31, 2007	5,500,000	$27.65	5,500,000	$28,000,000
Total	10,350,000		10,350,000

(1)

On February 21, 2006, we announced that our Board of Directors had authorized the repurchase of up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. As discussed above, this share repurchase program was completed in April 2007.  Upon completion of this program, we had purchased an aggregate of  37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs).

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

Dated: May 8, 2007	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 8, 2007	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)