Form 10-Q
period 2007-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2007-08-07
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 511,406,846 outstanding shares of the registrant's Common Stock, $.01 par value per share.

 PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$5,449	$5,194	$10,673	$10,272

Costs and expenses
Cost of revenues	4,730	4,567	9,253	9,118
Selling, general and administrative	486	476	922	926
Other operating income	(1)	(4)	(1)	(5)
Total costs and expenses, net	5,215	5,039	10,174	10,039

Operating income	234	155	499	233

Interest expense	(56)	(63)	(113)	(123)
Interest income and other, net	24	37	74	75
Other income (expense), net	(32)	(26)	(39)	(48)

Income from continuing operations before income taxes	202	129	460	185

Provision for income taxes	58	20	151	43
Income from continuing operations	144	109	309	142
Loss from discontinued operations, net of income taxes	(6)	(5)	(7)	(14)
Net income	$138	$104	$302	$128

Basic earnings per share of common stock
Income from continuing operations	$0.28	$0.21	$0.60	$0.28
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net income	$0.27	$0.20	$0.59	$0.25

Diluted earnings per share of common stock
Income from continuing operations	$0.27	$0.21	$0.58	$0.27
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)
Net income	$0.26	$0.20	$0.57	$0.24

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,881	$2,972
Marketable securities	45	45
Accounts receivable, net	3,874	3,647
Prepaids and other	859	866
Deferred income taxes	630	727
Total current assets	8,289	8,257

Property and equipment, net	2,338	2,179
Deferred contract costs, net	930	807
Investments and other assets	694	636
Goodwill	4,531	4,365
Other intangible assets, net	791	749
Deferred income taxes	891	961
Total assets	$18,464	$17,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$874	$677
Accrued liabilities	2,510	2,689
Deferred revenue	1,716	1,669
Income taxes	42	72
Current portion of long-term debt	136	127
Total current liabilities	5,278	5,234

Pension benefit liability	1,549	1,404
Long-term debt, less current portion	2,966	2,965
Minority interests and other long-term liabilities	456	455
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at June 30, 2007 and December 31, 2006	5	5
Additional paid-in capital	3,037	2,973
Retained earnings	5,805	5,630
Accumulated other comprehensive loss	(1)	(182)
Treasury stock, at cost, 21,235,013 shares at June 30, 2007 and 17,658,428 shares at December 31, 2006	(631)	(530)
Total shareholders' equity	8,215	7,896
Total liabilities and shareholders' equity	$18,464	$17,954

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$302	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	685	647
Deferred compensation	82	123
Other long-lived asset write-downs	-	18
Other	72	(35)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(76)	79
Prepaids and other	(150)	(118)
Deferred contract costs	(195)	(81)
Accounts payable and accrued liabilities	(54)	(32)
Deferred revenue	13	289
Income taxes	74	(178)
Total adjustments	451	712
Net cash provided by operating activities	753	840

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	-	1,431
Proceeds from investments and other assets	61	171
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(11)
Payments for purchases of property and equipment	(367)	(327)
Payments for investments and other assets	-	(35)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(43)	(349)
Payments for purchases of software and other intangibles	(230)	(267)
Payments for purchases of marketable securities	(2)	(1,193)
Other	8	12
Net cash used in investing activities	(520)	(568)

Cash Flows from Financing Activities
Proceeds from long-term debt	5	-
Payments on long-term debt	(10)	(10)
Capital lease payments	(77)	(70)
Purchase of treasury stock	(334)	(455)
Employee stock transactions	129	175
Dividends paid	(51)	(52)
Other	7	14
Net cash used in financing activities	(331)	(398)
Effect of exchange rate changes on cash and cash equivalents	7	1
Net decrease in cash and cash equivalents	(91)	(125)
Cash and cash equivalents at beginning of period	2,972	1,899
Cash and cash equivalents at end of period	$2,881	$1,774

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

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, cost estimation for Construct Service elements, projected cash flows associated with recoverability of deferred contract costs, contract concessions and long-lived assets, liabilities associated with pensions, performance guarantees and uncertain tax positions, recoverability of deferred tax assets, receivables collectibility, and loss accruals for litigation, exclusive of legal fees which are expensed as services are received. It is reasonably possible that events and circumstances could occur in the near term that would cause such estimates to change in a manner that would be material to the unaudited condensed consolidated financial statements.

NOTE 2:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and six months ended June 30, 2007 and 2006 (in millions):

	2007	2006
For the three months ended June 30:
Basic earnings per share	510	518
Diluted earnings per share	541	528
For the six months ended June 30:
Basic earnings per share	512	520
Diluted earnings per share	543	531

The Company has contingently convertible debt that is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, net income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of this debt was dilutive for the three and six months ended June 30, 2007. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the three months ended June 30, 2007. Approximately $9 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the six months ended June 30, 2007.

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and six months ended June 30, 2007 and 2006 (in millions):

	2007	2006
For the three months ended June 30:
Common stock options and warrants	12	15
Convertible debt	-	20
For the six months ended June 30:
Common stock options and warrants	12	15
Convertible debt	-	20

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.6 billion and $4.4 billion at June 30, 2007 and December 31, 2006, respectively. Depreciation expense for the three months ended June 30, 2007 and 2006 was $192 million and $189 million, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $373 million and $367 million, respectively.

NOTE 4:  DEFERRED CONTRACT COSTS

At June 30, 2007, the Company had net deferred contract and set-up costs of $930 million, of which approximately $548 million related to contracts with active construct activities. The Company normally has between 20 to 25 active construct contracts with deferred costs in excess of $1 million. Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amount of the Company's remaining equity interest in the partnership was $28 million at both June 30, 2007 and December 31, 2006. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the Navy Marine Corps Intranet ("NMCI") contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million in the three months ended March 31, 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $305 million and $295 million at June 30, 2007 and December 31, 2006, respectively. Future minimum lease payments to be received under the NMCI contract were $320 million and $314 million at June 30, 2007 and December 31, 2006, respectively. The unguaranteed residual values accruing to the Company were $10 million and $3 million, and unearned interest income related to these leases was $25 million and $22 million at June 30, 2007 and December 31, 2006, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows: 2007 - $97 million; 2008 - $136 million; 2009 - $66 million; 2010 - $21 million.

 NOTE 6:  COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income was $285 million and $252 million for the three months ended June 30, 2007 and 2006, respectively. Comprehensive income was $483 million and $314 million for the six months ended June 30, 2007 and 2006, respectively. The difference between comprehensive income and net income for the three and six months ended June 30, 2007 and 2006 resulted primarily from foreign currency translation adjustments. During the six months ended June 30, 2006, cumulative translation adjustments of approximately $21 million were transferred from accumulated other comprehensive loss to net income due to the divestiture of A.T. Kearney (see Note 13).

In April 2007, the Company completed the $1 billion share repurchase program announced in February 2006. The Company purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program.

In connection with its employee stock incentive plans, the Company issued 7.9 million shares of treasury stock at a cost of $216 million during the six months ended June 30, 2007. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $59 million during the six months ended June 30, 2007.

NOTE 7:  STOCK-BASED COMPENSATION

Stock Options

During March 2007 and 2006, the Company issued options to purchase approximately 2.3 million and 1.6 million shares, respectively, of common stock with fair values of $8.43 and $8.84, respectively, per option. Options issued during March 2007 and 2006 are scheduled to vest in February 2010 and 2009, respectively. Total compensation expense for stock options was $15 million ($10 million net of tax) and $22 million ($15 million net of tax), respectively, for the three months ended June 30, 2007 and 2006. Total compensation expense for stock options was $21 million ($15 million net of tax) and $79 million ($53 million net of tax), respectively, for the six months ended June 30, 2007 and 2006. Total compensation expense for stock options for the six months ended June 30, 2006 includes $16 million ($10 million net of tax) reported in loss from discontinued operations.

Certain stock option grants contain market conditions that accelerate vesting if the Company's stock reaches certain target prices. During the second quarter of 2007, approximately 3.3 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $8 million. During the first quarter of 2006, approximately 7.6 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

As of June 30, 2007, options to purchase 29.2 million shares of common stock were outstanding with a weighted-average exercise price of $29 per share, of which options to purchase 22.7 million shares were exercisable with a weighted-average exercise price of $29 per share. At December 31, 2006, options to purchase 35.0 million shares of common stock were outstanding with a weighted-average exercise price of $28 per share, of which 23.0 million shares were exercisable with a weighted-average exercise price of $30 per share.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise. Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the unaudited condensed consolidated statements of cash flows.

The Company plans to utilize treasury shares acquired under the repurchase program authorized in February 2006 (see Note 6) to satisfy future share option exercises and the vesting of restricted stock awards. The Company utilized treasury shares and newly issued shares to satisfy share option exercises and the vesting of restricted stock awards prior to the February 2006 authorization.

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

During March 2007 and 2006, the Company issued approximately 8.2 million and 5.9 million restricted stock units, respectively, with weighted-average fair values of $25.51 and $25.45, respectively, per unit. Regularly scheduled vesting will occur in February 2010 and 2009, respectively, for restricted stock units issued during March 2007 and 2006. Total compensation expense for restricted stock units was $36 million ($23 million net of tax) and $26 million ($17 million net of tax), respectively, for the three months ended June 30, 2007 and 2006. Total compensation expense for restricted stock units was $61 million ($40 million net of tax) and $45 million ($32 million net of tax), respectively, for the six months ended June 30, 2007 and 2006. Total compensation expense for restricted stock units for the six months ended June 30, 2006 includes $4 million ($3 million net of tax) reported in loss from discontinued operations.

A.T. Kearney

As a result of the divestiture of A.T. Kearney in January 2006 (see Note 13), vesting was accelerated for options to purchase 2.1 million shares of common stock and 0.3 million restricted stock units, and unvested options to purchase 0.2 million shares were forfeited. This accelerated vesting resulted in the recognition of pre-tax compensation cost of approximately $20 million which is reported as loss from discontinued operations during the six months ended June 30, 2006. All vested options held by A.T. Kearney employees were exercised or forfeited within ninety days of the divestiture.

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

Following is a summary of certain financial information by reportable segment as of and for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,
	2007		2006
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,572	$374	$2,630	$408
EMEA	1,626	243	1,605	221
Asia Pacific	445	31	354	37
U.S. Government	620	127	564	61
Other	1	(255)	1	(268)
Total Outsourcing	5,264	520	5,154	459
All other	185	(286)	40	(304)
Total	$5,449	$234	$5,194	$155

	Six Months Ended June 30,
	2007		2006
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$5,182	$770	$5,171	$738
EMEA	3,077	425	3,205	402
Asia Pacific	856	68	684	61
U.S. Government	1,243	250	1,209	105
Other	5	(509)	3	(518)
Total Outsourcing	10,363	1,004	10,272	788
All other	310	(505)	-	(555)
Total	$10,673	$499	$10,272	$233

Revenues for the Asia Pacific segment include intersegment revenues of $43 million and $74 million, respectively, for the three and six months ended June 30, 2007.

NOTE 9:  RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute approximately $135 million to its pension plans during fiscal year 2007, including discretionary and statutory contributions, of which $67 million has been contributed during the six months ended June 30, 2007.

Following is a summary of the components of net periodic pension cost recognized in earnings for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$94	$85	$188	$168
Interest cost	131	117	261	233
Expected return on plan assets	(172)	(138)	(340)	(275)
Amortization of transition obligation	-	-	1	1
Amortization of prior-service cost	(10)	(9)	(19)	(18)
Amortization of net actuarial loss	6	21	14	41
Net periodic benefit cost	$49	$76	$105	$150

NOTE 10:  TAXES

The Company's effective income tax rates on income from continuing operations were 28.7% and 15.5% for the three months ended June 30, 2007 and 2006, respectively. The Company's effective income tax rates on income from continuing operations were 32.8% and 23.2% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate in the second quarter of 2007 was impacted by the recently enacted Texas tax legislation which will permit the recovery of $13 million of deferred tax assets that were written off in the second quarter of 2006. The 2006 second quarter tax rate included the impact of the original enactment of the new Texas tax system which required a write off of $16 million of deferred tax assets and favorable changes to the liabilities for tax contingencies of $46 million. The tax rates in the first half of 2006 were also impacted by the expiration of the U.S. research and development credit, the extension of which was not enacted until fourth quarter 2006.

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

Unrecognized tax benefits and related interest in non-US jurisdictions decreased by $15 million in the first half and are anticipated to decrease by an additional $8 million during the second half of 2007. These reductions are due to statute of limitation expirations related to the deduction of expenses where the documentation supporting the deductions did not meet the statutory requirements. The Company also anticipates settling approximately $29 million of liabilities during 2007, primarily related to various U.S. tax returns, at amounts that are not significantly different from the amounts currently accrued. In addition, due to the ongoing nature of current examinations in various jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next twelve months which cannot be estimated at this time.

The Company accounts for taxes directly imposed on revenue-producing transactions by governmental authorities on a net basis (excluded from revenues).

NOTE 11:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. As of June 30, 2007, an aggregate of $82 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At June 30, 2007, the Company had $593 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $14 million of other financial guarantees outstanding at June 30, 2007 relating to indebtedness of others.

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

On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action, subject to final approval of the settlement by the District Court. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million, substantially all of which was paid during the first quarter of 2006. The amount paid by the Company aggregated $77.5 million, with the remainder paid by its insurers (in addition to amounts paid by such insurers in respect of legal fees related to this action). The Company recorded incremental reserves of $24 million in 2005 in connection with this settlement. The remaining cost of the settlement was recognized in the Company's financial statements prior to 2004. Two appeals have been filed with respect to the District Court's approval of this settlement. One appeal challenges the amount of attorneys fees awarded to the counsel for plaintiffs. That appeal was dismissed on June 15, 2007. The other appeal challenges the approval of the settlement on the grounds that there is a subclass who receives no economic benefit, the release is overbroad, and the claims form was overly burdensome.

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

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $640 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $255 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $525 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $235 million); and (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $200 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.4 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $965 million); (2) pre-contract negligent misrepresentation and negligent misstatement in the amount of £480 million (approximately $965 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $835 million); and (4) breach of contract in the amount of £179 million (approximately $360 million). The principal stated reason for the increases in amount of damages was that the claimants had taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they then required to complete delivery of the project that was the subject of the contract. Claimants said then that they would further re-assess these alleged losses prior to trial. In April 2007, the claimants served on EDS in draft further amendments to the Particulars of Claim, and the Court conditionally granted claimants request to amend. The claimants have increased the damages claim still further, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £711.4 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £582.9 million (approximately $1.2 billion); and (3) breach of contract in the amount of £160.3 million (approximately $320 million). These heads of claim are still pleaded in the alternative. The principal stated reason for the increases in the amount of damages is that the claimants say they have re-assessed their alleged losses in the light of expert witness evidence. Weeks later, and immediately prior to a hearing on May 25, 2007, the claimants made further revisions to the quantum of their damages claims, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £709.3 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £523 million (approximately $1.1 billion); and (3) breach of contract remained unchanged in the amount of £160.3 million (approximately $320 million). These heads of claim are still pleaded in the alternative. The stated reason for the revisions of the damages claims in (1) and (2) above is that the claimants made arithmetical errors in the preceding amendments a few weeks earlier. A hearing was held on May 25, 2007 at which the court granted claimants leave to amend their pleaded case. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million which rose to just over £60 million during the term of the contract. The Company intends to defend against these allegations vigorously. Discovery is still ongoing in this matter and trial is scheduled to start October 15, 2007. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at June 30, 2007 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company's consolidated results of operations or financial position.

NOTE 12:  ACQUISITIONS

On June 26, 2007, the Company acquired RelQ Software Private Limited, a software testing company based in Bangalore, India. The cash purchase price of RelQ, net of cash acquired, was approximately $36 million. The acquisition of RelQ enhances the Company's global applications testing, validation and verification, and quality assurance services. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivable - $8 million; property and equipment - $2 million; goodwill and other intangibles - $30 million; and other liabilities - $4 million. The preliminary purchase price allocation may change upon completion of the valuations of acquired assets and assumed liabilities of the business. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual results.

On June 20, 2006, the Company acquired a controlling interest in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $352 million ($349 million of which was paid in the second quarter of 2006). The acquisition of MphasiS enhances the Company's capabilities in priority growth areas of applications development and business process outsourcing services. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of acquisition.

NOTE 13:  DISCONTINUED OPERATIONS

Loss from discontinued operations includes the results of the Company's A.T. Kearney subsidiary which was sold in January 2006 and the maintenance, repair and operations (MRO) management services business which was sold in March 2007. Loss from discontinued operations also includes various adjustments to gains and losses associated with sales of certain businesses classified as discontinued operations in prior years. Proceeds from the sale of A.T. Kearney included a 10-year promissory note from the buyer valued at $52 million. The Company received a $52 million payment from the buyer in the first quarter of 2007 to satisfy this note. Under the terms of the MRO sale agreement and related customer contract amendments, the Company retained accounts receivable and certain other assets of the business but transferred the tangible assets related to the MRO business to the buyer. The Company will continue to provide the buyer and a major customer with certain services during a transition period which may extend until the end of 2007. Upon completion of this transition period, the Company will have no continuing involvement in operations of the MRO management services business. The MRO business was previously included in the Company's A.T. Kearney segment. No interest expense has been allocated to discontinued operations for any of the periods presented.

Following is a summary of loss from discontinued operations for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1	$7	$1	$43
Costs and expenses	13	22	20	69
Operating income (loss)	(12)	(15)	(19)	(26)
Gain (loss), net	(5)	5	-	(4)
Loss from discontinued operations before income taxes	(17)	(10)	(19)	(30)
Income tax benefit	11	5	12	16
Loss from discontinued operations, net of income taxes	$(6)	$(5)	$(7)	$(14)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. Second quarter 2007 revenues of $5.4 billion increased 5% from the prior year second quarter and 1% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations was $144 million, or $0.28 per basic share and $0.27 per diluted share, in the second quarter of 2007 compared to $109 million, or $0.21 per basic and diluted share, in the prior year second quarter. Net income was $138 million, or $0.27 per basic and $0.26 per diluted share, in the second quarter of 2007 compared to $104 million, or $0.20 per basic and diluted share, in the prior year second quarter.

Total Contract Value of New Contract Signings. The total contract value, or TCV, of our new contract signings in the second quarter of 2007 was approximately $4.3 billion, compared to approximately $5.4 billion in the second quarter of 2006. We refer you to the discussion of our calculation of TCV under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Form 10-K"). We expect the TCV of new contract signings in 2007 to be approximately $23 billion.

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps. On March 24, 2006, we entered into a contract modification with the DoN pursuant to which, among other amendments, the DoN exercised its option to extend this contract by three years through September 2010. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, we recognized sales-type capital lease revenue of $116 million in the first quarter of 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now accounted for as operating leases based on revised estimates of economic lives as agreed in the contract modification (20 years). We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $376 million and $305 million, respectively, at June 30, 2007. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during that quarter.

U.K. Ministry of Defence Contract. In March 2005, a consortium led by EDS was awarded a 10-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of the initial contract was approximately $3.9 billion over 10 years. In December 2006, the contract was amended to include the second increment of such project, increasing the total contract value by approximately $1.27 billion over the remaining eight years of the contract. Our upfront expenditure and capital investment requirements for this contract have adversely impacted our free cash flow and earnings during certain fiscal periods since inception of the contract and may continue to do so in the future. There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During the first and second quarters of 2007, we reached a mutually satisfactory agreement with the client regarding some billing adjustments under the contract to reflect part of the financial impact to us of an extended development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 510 million and 541 million, respectively, for the three months ended June 30, 2007, and 512 million and 543 million, respectively, for the six months ended June 30, 2007. Our share count reflects share repurchases as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes. We are evaluating a longer-term "share neutral" approach, the objective of which would be to repurchase sufficient additional shares to approximately offset the dilutive effects of our employee stock-based compensation plans. Such approach would not require a material amount of share repurchases in 2007. We expect the weighted-average number of shares used to compute diluted earnings per share to be approximately 545 million shares during 2007 (which includes the dilutive impact of our contingently convertible senior notes). In April 2007, we completed the $1 billion share repurchase program announced in February 2006. We purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program. The effect of our contingently convertible debt was dilutive for the three and six months ended June 30, 2007. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the three months ended June 30, 2007. Approximately $9 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the six months ended June 30, 2007.

MphasiS. In June 2006, we acquired a majority interest in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. As of July 23, 2007, we completed the merger of EDS Electronic Data Systems (India) Private Limited, our wholly-owned Indian subsidiary, into MphasiS. Upon the issuance of shares of MphasiS common stock to us in connection with the merger, which we expect to occur in the third quarter of 2007, our ownership in MphasiS will increase to approximately 61% compared to approximately 50% at June 30, 2007.

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

Update to 2007 Free Cash Flow Guidance. Primarily as a result of an increase in forecasted capital expenditures and working capital requirements for the remainder of the year, we have updated our free cash flow guidance and now expect to generate free cash flow of $900 million to $1 billion in 2007. We refer you to the definition and discussion of free cash flow under "Liquidity and Capital Resources" below.

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

Following is a summary of revenues for the three months ended June 30, 2007 and 2006 (in millions):

			As-Reported	Organic
Consolidated revenues:	2007	2006	Growth %	Growth %
Revenues	$5,449	$5,194	5%	1%

			% Increase
Segment revenues:	2007	2006	(Decrease)
Americas	$2,572	$2,630	(2)%
EMEA	1,626	1,605	1%
Asia Pacific	445	354	26%
U.S. Government	620	564	10%
Other	1	1
Total Outsourcing	5,264	5,154
All other	185	40
Total	$5,449	$5,194	5%

The decrease in revenues in the Americas was primarily due to the in-sourcing of services by Verizon.  As discussed above, the payment from Verizon related to such in-sourcing was not reflected in our second quarter 2007 revenue or earnings. Accordingly, revenues related to this client in the second quarter decreased approximately $100 million compared to the second quarter of 2006. The decrease in Americas revenues was partially offset by revenue growth from a contract with a new client in our consumer industries and retail group and add-on business with an existing client in our financial services industry group. Revenue growth in EMEA was primarily attributable to increased revenues from various contracts with the U.K. MoD and contracts with other clients in the U.K. and in Central and South EMEA. Revenue growth in EMEA was partially offset by the impact of the divestiture of Global Field Services ("GFS"), our desktop support services business located in Europe, during the fourth quarter of 2006. Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract.

Following is a summary of revenues for the six months ended June 30, 2007 and 2006 (in millions):

			As-Reported	Organic
Consolidated revenues:	2007	2006	Growth %	Growth %
Revenues	$10,673	$10,272	4%	-

			% Increase
Segment revenues:	2007	2006	(Decrease)
Americas	$5,182	$5,171	-
EMEA	3,077	3,205	(4)%
Asia Pacific	856	684	25%
U.S. Government	1,243	1,209	3%
Other	5	3
Total Outsourcing	10,363	10,272
All other	310	-
Total	$10,673	$10,272	4%

Revenue growth in the Americas was primarily attributable to a contract with a new client in our consumer industries and retail group and add-on business with an existing client in our financial services industry group, partially offset by a decrease in revenues from Verizon. As discussed above, revenues related to Verizon in the first quarter of 2007 includes $100 million of the $225 million payment discussed above as well as revenues from certain services we will continue to provide Verizon through the remainder of this year. The decrease in EMEA revenues was primarily attributable to the divestiture of GFS and revenue declines in certain U.K. contracts, partially offset by increased revenues from various contracts with the U.K. MoD. Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract. Refer to "Overview" above for a further discussion of the NMCI contract.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 13.2% and 12.1% for the three months ended June 30, 2007 and 2006, respectively. The increase in our gross margin percentage in 2007 was primarily attributable to improved financial performance on certain large contracts, including NMCI (125 basis points). Our gross margin in 2007 was unfavorably impacted by the Verizon contract (75 basis points). The remaining change in our gross margin percentage in 2007 was primarily due to efficiencies in our U.S. service delivery organization. Refer to "Overview" above for a further discussion of the Verizon contract.

Our gross margin percentages were 13.3% and 11.2% for the six months ended June 30, 2007 and 2006, respectively. The increase in our gross margin percentage in 2007 was primarily attributable to improved financial performance on certain large contracts, including NMCI (140 basis points). Our gross margin was also favorably impacted by a reduction in compensation expense related to our stock-based compensation programs (25 basis points), primarily due to the accelerated vesting of certain stock option grants in the first quarter of 2006. The remaining change in our gross margin in 2007 was primarily due to efficiencies in our U.S. service delivery organization. Refer to Note 7 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our stock-based compensation programs.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.9% and 9.2% for the three months ended June 30, 2007 and 2006, respectively. SG&A expenses as a percentage of revenues were 8.6% and 9.0% for the six months ended June 30, 2007 and 2006, respectively. The decrease in our SG&A percentages was primarily attributable to an increase in revenues in 2007 while maintaining SG&A spend between periods.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$(56)	$(63)	$(113)	$(123)
Interest income and other, net	24	37	74	75
Total	$(32)	$(26)	$(39)	$(48)

The decrease in interest income and other in 2007 was primarily due to foreign currency transaction losses and changes in the fair value of our interest rate swap agreements.

Income taxes. Our effective income tax rates on income from continuing operations were 28.7% and 15.5% for the three months ended June 30, 2007 and 2006, respectively. Our effective income tax rates on income from continuing operations were 32.8% and 23.2% for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate in the second quarter of 2007 was impacted by the recently enacted Texas tax legislation which will permit the recovery of $13 million of deferred tax assets that were written off in the second quarter of 2006. The 2006 second quarter tax rate included the impact of the original enactment of the new Texas tax system which required a write off of $16 million of deferred tax assets and favorable changes to the liabilities for tax contingencies of $46 million. The tax rates in 2006 were also impacted by the expiration of the U.S. research and development credit, the extension of which was not enacted until fourth quarter 2006.

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

We expect the tax rate to be impacted during 2007 as a result of pending German tax legislation which would change that country's rate of income tax. The law will, when enacted, result in an increase in tax expense of approximately $35 million to write down the value of German deferred tax assets in the quarter of enactment. This impact is reflected in the updated 2007 earnings guidance set forth in our Form 10-Q for the three months ended March 31, 2007.

Discontinued operations. Loss from discontinued operations includes the results of the Company's A.T. Kearney subsidiary which was sold in January 2006 and the maintenance, repair and operations (MRO) management services business which was sold in March 2007. Loss from discontinued operations also includes various adjustments to gains and losses associated with sales of certain businesses classified as discontinued operations in prior years. Refer to Note 13 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to discontinued operations.

Segment information. Refer to Note 8 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments.

Financial Position

At June 30, 2007, we held cash and marketable securities of $2.9 billion, had working capital of $3.0 billion, and had a current ratio (current assets/current liabilities) of 1.57-to-1. This compares to cash and marketable securities of $3.0 billion, working capital of $3.0 billion, and a current ratio of 1.58-to-1 at December 31, 2006. Approximately 5% of our cash and cash equivalents and marketable securities at June 30, 2007 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables ("DSO") were 62 days at June 30, 2007 compared to 56 days at December 31, 2006. The increase in DSO was due to weaker collections of accounts receivable across all of our reportable segments and changes in certain contract billing terms during 2007. We expect to reduce DSO by several days throughout the year to a more normalized level of approximately 56 as achieved at December 31, 2006. The reduction of DSO to such a level is an important element of our ability to achieve our free cash flow guidance for 2007. Days payable outstanding were 29 days at June 30, 2007 compared to 21 days at December 31, 2006.

Total debt was $3.1 billion at June 30, 2007 and December 31, 2006. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 27% at June 30, 2007 and 28% at December 31, 2006.

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

At June 30, 2007, there were outstanding an aggregate of $82 million under CSFTs yet to be paid by our clients. No additional asset purchases are expected to be financed under existing arrangements. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $100 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of June 30, 2007, including payments made during the first six months of 2007 and payments due in the remaining six months of 2007 (in millions):

		Payments Made / Due by Period
	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt, including current portion and interest(1)	$4,792	$364	$1,316	$1,023	$2,089
Operating lease obligations	1,848	351	634	353	510
Purchase obligations(2)	2,889	1,300	1,201	384	4
Total(3)	$9,529	$2,015	$3,151	$1,760	$2,603

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

(3)  We expect to contribute approximately $135 million to our qualified and nonqualified pension plans in 2007, including discretionary and statutory contributions. Our U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. See Note 9 of the accompanying condensed consolidated financial statements for additional information about our retirement plans.

Liquidity and Capital Resources

Following is a summary of our cash flows for the six months ended June 30, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by operating activities	$753	$840
Net cash used in investing activities	(520)	(568)
Net cash used in financing activities	(331)	(398)
Free cash flow	148	324

Operating activities. The decrease in net cash provided by operating activities in 2007 compared to 2006 was due to a $260 million increase in cash provided by earnings (i.e., net income less non-cash operating items) and a $(347) million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a $155 million net decrease in accounts receivable collections resulting from higher DSO in 2007 (see "Financial Position" section above), a $114 million net increase in deferred contract costs primarily associated with the ramp-up of certain large contracts, and a $276 million net decrease in amounts collected from customers but not yet earned. Significant payments collected from customers but not yet earned included $125 million from Verizon in the first half of 2007 (see "Overview" above), compared to a $100 million payment from NMCI and a $270 million payment from another government client in the first half of 2006. The decrease in cash in 2007 resulting from changes in the aforementioned operating assets and liabilities was partially offset by less cash used for taxes ($254 million) in 2007, primarily resulting from higher tax payments in the first half of 2006 associated with payments to the IRS on tax audit issues, and a decrease in deferred tax assets in the first half of 2007.

Investing activities. The decrease in net cash used in investing activities in 2007 compared to 2006 was primarily due to a decrease in net proceeds from sales of marketable securities and investments, partially offset by a decrease in acquisition payments (see Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements) and an increase in net proceeds from divested assets. Net proceeds from divested assets in 2007 includes the collection of a $52 million promissory note related to the sale of A.T. Kearney.

Financing activities. The decrease in net cash used in financing activities in 2007 compared to 2006 was primarily due to a decrease in purchases of treasury stock, partially offset by a decrease in cash provided by employee stock transactions.

Free cash flow. We reported free cash flow of $148 million for the six months ended June 30, 2007, compared to $324 million for the six months ended June 30, 2006. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to us for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase/decrease in cash and cash equivalents. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies. We refer you to the discussion of free cash flow in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our 2006 Form 10-K. Our ability to achieve our free cash flow guidance for 2007 is dependent in part on our ability to maintain capital expenditures and working capital usage at levels consistent with our forecast, including, without limitation, the reduction of DSO to more normalized levels as described above, as well as our ability to achieve our 2007 earnings per share guidance.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the six months ended June 30, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by operating activities	$753	$840

Capital expenditures:
Proceeds from investments and other assets	61	171
Payments for purchases of property and equipment	(367)	(327)
Payments for investments and other assets	-	(35)
Payments for purchases of software and other intangibles	(230)	(267)
Other investing activities	8	12
Capital lease payments	(77)	(70)
Total net capital expenditures	(605)	(516)
Free cash flow	148	324

Other investing and financing activities:
Proceeds from sales of marketable securities	-	1,431
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(11)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(43)	(349)
Payments for purchases of marketable securities	(2)	(1,193)
Proceeds from long-term debt	5	-
Payments on long-term debt	(10)	(10)
Purchase of treasury stock	(334)	(455)
Employee stock transactions	129	175
Dividends paid	(51)	(52)
Other financing activities	7	14
Effect of exchange rate changes on cash and cash equivalents	7	1
Net decrease in cash and cash equivalents	$(91)	$(125)

Covenants. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. At June 30, 2007, there were no amounts outstanding under the Credit Agreement. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at June 30, 2007:

	Covenant	Actual
Leverage ratio	≤ 3.00	1.12
Interest coverage ratio	≥ 3.00	12.15

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at June 30, 2007:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Positive	Stable	Positive

At June 30, 2007, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At June 30, 2007, we had total liquidity of $3.6 billion, comprised of unrestricted cash and marketable securities of $2.8 billion and availability under our unsecured credit facilities of $826 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least 12 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Commencing in the first quarter of 2007, we transitioned certain transaction and journal entry processing and preparation of general ledger account reconciliations from the existing accounting workforce to a newly hired workforce in lower cost Best Shore® locations. This transition is still in process.  We expect these actions will improve our internal controls over financial reporting by enabling us to conform general ledger processing to a single, global standard and operate a more centralized accounting function. We have taken steps to mitigate the control risks created by these actions, including establishment of monitoring controls and workforce management and training programs.

Management has evaluated changes in our internal control over financial reporting during the three months ended June 30, 2007. Based on this evaluation, other than the actions referred to in the immediately preceding paragraph, we have identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 11 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Form 10-Q is incorporated herein by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by EDS of shares of its common stock during the three months ended June 30, 2007.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1 - 30, 2007	1,002,900	$27.73	1,002,900	-
May 1 - 31, 2007	-		-	-
June 1 - 30, 2007	-		-	-
Total	1,002,900		1,002,900

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

EDS' 2007 Annual Meeting of Stockholders was held on April 17, 2007, in Plano, Texas. A total of 460,290,264 shares (approximately 89% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were as follows:

(1) The stockholders elected each of the eleven nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	AGAINST	ABSTAIN
W. Roy Dunbar	449,974,299	6,471,930	3,844,035
Martin C. Faga	449,566,902	6,817,927	3,905,435
S. Malcolm Gillis	448,257,528	8,117,110	3,915,626
Ray J. Groves	446,162,711	10,223,588	3,903,965
Ellen M. Hancock	414,026,642	42,476,348	3,787,274
Jeffrey M. Heller	447,450,670	9,348,900	3,490,694
Ray L. Hunt	444,653,173	11,672,736	3,964,355
Michael H. Jordan	446,934,336	9,716,569	3,639,359
Edward A. Kangas	449,713,058	6,709,007	3,868,199
James K. Sims	449,536,316	6,831,926	3,922,022
R. David Yost	416,944,912	39,473,024	3,872,328

(2)  The stockholders ratified the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2007:

For	449,557,313
Against	7,336,616
Abstain	3,396,335

(3) The stockholders did not approve a shareholder proposal to require at least 75% of future equity compensation awarded to senior executives to be "performance-based," as defined in such proposal:

For	121,582,127
Against	273,325,113
Abstain	9.015,495
Broker No Vote	56,367,529

(4) The stockholders approved a shareholder proposal to request the Board of Directors to amend EDS' bylaws to give holders of at least 10% to 25% of EDS' outstanding common stock the power to call a special shareholder meeting:

For	235,887,282
Against	163,450,453
Abstain	4,585,000
Broker No Vote	56,367,529

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2007	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2007	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)