Form 10-Q
period 2007-09-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2007-11-06
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 512,091,999 outstanding shares of the registrant's Common Stock, $.01 par value per share.

 PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$5,629	$5,292	$16,302	$15,564

Costs and expenses
Cost of revenues	4,791	4,625	14,044	13,743
Selling, general and administrative	476	453	1,398	1,379
Other operating income	-	(1)	(1)	(6)
Total costs and expenses, net	5,267	5,077	15,441	15,116

Operating income	362	215	861	448

Interest expense	(56)	(58)	(169)	(181)
Interest income and other, net	52	59	126	134
Other income (expense), net	(4)	1	(43)	(47)

Income from continuing operations before income taxes	358	216	818	401

Provision for income taxes	133	86	284	129
Income from continuing operations	225	130	534	272
Loss from discontinued operations, net of income taxes	-	(5)	(7)	(19)
Net income	$225	$125	$527	$253

Basic earnings per share of common stock
Income from continuing operations	$0.44	$0.25	$1.04	$0.53
Loss from discontinued operations	-	(0.01)	(0.01)	(0.04)
Net income	$0.44	$0.24	$1.03	$0.49

Diluted earnings per share of common stock
Income from continuing operations	$0.42	$0.25	$1.01	$0.52
Loss from discontinued operations	-	(0.01)	(0.01)	(0.04)
Net income	$0.42	$0.24	$1.00	$0.48

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,062	$2,972
Marketable securities	46	45
Accounts receivable, net	3,912	3,647
Prepaids and other	880	866
Deferred income taxes	627	727
Total current assets	8,527	8,257

Property and equipment, net	2,435	2,179
Deferred contract costs, net	985	807
Investments and other assets	665	636
Goodwill	4,659	4,365
Other intangible assets, net	829	749
Deferred income taxes	826	961
Total assets	$18,926	$17,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$689	$677
Accrued liabilities	2,627	2,689
Deferred revenue	1,535	1,669
Income taxes	148	72
Current portion of long-term debt	155	127
Total current liabilities	5,154	5,234

Pension benefit liability	1,598	1,404
Long-term debt, less current portion	3,170	2,965
Minority interests and other long-term liabilities	427	455
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at September 30, 2007 and December 31, 2006	5	5
Additional paid-in capital	3,070	2,973
Retained earnings	6,002	5,630
Accumulated other comprehensive income (loss)	109	(182)
Treasury stock, at cost, 20,332,093 shares at September 30, 2007 and 17,658,428 shares at December 31, 2006	(609)	(530)
Total shareholders' equity	8,577	7,896
Total liabilities and shareholders' equity	$18,926	$17,954

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$527	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,058	973
Deferred compensation	122	175
Other long-lived asset write-downs	1	19
Other	65	(34)
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(50)	23
Prepaids and other	(201)	(164)
Deferred contract costs	(288)	(172)
Accounts payable and accrued liabilities	(59)	81
Deferred revenue	(189)	203
Income taxes	197	(161)
Total adjustments	656	943
Net cash provided by operating activities	1,183	1,196

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	-	1,985
Proceeds from investments and other assets	63	216
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(11)
Net proceeds from real estate sales	28	49
Payments for purchases of property and equipment	(531)	(510)
Payments for investments and other assets	-	(37)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(40)	(352)
Payments for purchases of software and other intangibles	(313)	(338)
Payments for purchases of marketable securities	(3)	(1,483)
Other	24	28
Net cash used in investing activities	(719)	(453)

Cash Flows from Financing Activities
Proceeds from long-term debt	5	-
Payments on long-term debt	(10)	(209)
Capital lease payments	(125)	(109)
Purchase of treasury stock	(334)	(502)
Employee stock transactions	142	203
Dividends paid	(77)	(78)
Other	13	14
Net cash used in financing activities	(386)	(681)
Effect of exchange rate changes on cash and cash equivalents	12	(1)
Net increase in cash and cash equivalents	90	61
Cash and cash equivalents at beginning of period	2,972	1,899
Cash and cash equivalents at end of period	$3,062	$1,960

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

NOTE 2:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and six months ended September 30, 2007 and 2006 (in millions):

	2007	2006
For the three months ended September 30:
Basic earnings per share	511	517
Diluted earnings per share	541	546
For the nine months ended September 30:
Basic earnings per share	512	519
Diluted earnings per share	543	529

The Company has contingently convertible debt that is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, net income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of this debt was dilutive for the three and nine months ended September 30, 2007. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the three months ended September 30, 2007. Approximately $14 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the nine months ended September 30, 2007.

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and nine months ended September 30, 2007 and 2006 (in millions):

	2007	2006
For the three months ended September 30:
Common stock options and warrants	13	16
Convertible debt	-	-
For the nine months ended September 30:
Common stock options and warrants	12	16
Convertible debt	-	20

NOTE 3:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.8 billion and $4.4 billion at September 30, 2007 and December 31, 2006, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 was $208 million and $194 million, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $581 million and $561 million, respectively.

NOTE 4:  DEFERRED CONTRACT COSTS

At September 30, 2007, the Company had net deferred contract and set-up costs of $985 million, of which approximately $580 million related to contracts with active construct activities. The Company normally has between 20 to 25 active construct contracts with deferred costs in excess of $1 million. Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amount of the Company's remaining equity interest in the partnership was $28 million at both September 30, 2007 and December 31, 2006. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the Navy Marine Corps Intranet ("NMCI") contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million in the three months ended March 31, 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $306 million and $295 million at September 30, 2007 and December 31, 2006, respectively. Future minimum lease payments to be received under the NMCI contract were $321 million and $314 million at September 30, 2007 and December 31, 2006, respectively. The unguaranteed residual values accruing to the Company were $10 million and $3 million, and unearned interest income related to these leases was $25 million and $22 million at September 30, 2007 and December 31, 2006, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows: 2007 - $50 million; 2008 - $155 million; 2009 - $85 million; 2010 - $31 million.

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

NOTE 6:  COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY

Comprehensive income was $335 million and $169 million for the three months ended September 30, 2007 and 2006, respectively. Comprehensive income was $818 million and $483 million for the nine months ended September 30, 2007 and 2006, respectively. The difference between comprehensive income and net income for the three and nine months ended September 30, 2007 and 2006 resulted primarily from foreign currency translation adjustments. During the nine months ended September 30, 2006, cumulative translation adjustments of approximately $21 million were transferred from accumulated other comprehensive loss to net income due to the divestiture of A.T. Kearney (see Note 13).

In April 2007, the Company completed the $1 billion share repurchase program announced in February 2006. The Company purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program.

In connection with its employee stock incentive plans, the Company issued 8.8 million shares of treasury stock at a cost of $238 million during the nine months ended September 30, 2007. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $61 million during the nine months ended September 30, 2007.

NOTE 7:  STOCK-BASED COMPENSATION

Stock Options

During March 2007 and 2006, the Company issued options to purchase approximately 2.3 million and 1.6 million shares, respectively, of common stock with fair values of $8.43 and $8.84, respectively, per option. Options issued during March 2007 and 2006 are scheduled to vest in February 2010 and 2009, respectively. Total compensation expense for stock options was $8 million ($5 million net of tax) and $25 million ($17 million net of tax), respectively, for the three months ended September 30, 2007 and 2006. Total compensation expense for stock options was $28 million ($20 million net of tax) and $105 million ($70 million net of tax), respectively, for the nine months ended September 30, 2007 and 2006. Total compensation expense for stock options for the nine months ended September 30, 2006 includes $16 million ($10 million net of tax) reported in loss from discontinued operations.

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

As of September 30, 2007, options to purchase 28.5 million shares of common stock were outstanding with a weighted-average exercise price of $29 per share, of which options to purchase 22.4 million shares were exercisable with a weighted-average exercise price of $29 per share. At December 31, 2006, options to purchase 35.0 million shares of common stock were outstanding with a weighted-average exercise price of $28 per share, of which 23.0 million shares were exercisable with a weighted-average exercise price of $30 per share.

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

During March 2007 and 2006, the Company issued approximately 8.2 million and 5.9 million restricted stock units, respectively, with weighted-average fair values of $25.51 and $25.45, respectively, per unit. Regularly scheduled vesting will occur in 2010 and 2009, respectively, for substantially all restricted stock units issued during March 2007 and 2006. Total compensation expense for restricted stock units was $31 million ($20 million net of tax) and $25 million ($16 million net of tax), respectively, for the three months ended September 30, 2007 and 2006. Total compensation expense for restricted stock units was $91 million ($60 million net of tax) and $70 million ($48 million net of tax), respectively, for the nine months ended September 30, 2007 and 2006. Total compensation expense for restricted stock units for the nine months ended September 30, 2006 includes $4 million ($3 million net of tax) reported in loss from discontinued operations.

A.T. Kearney

As a result of the divestiture of A.T. Kearney in January 2006 (see Note 13), vesting was accelerated for options to purchase 2.1 million shares of common stock and 0.3 million restricted stock units, and unvested options to purchase 0.2 million shares were forfeited. This accelerated vesting resulted in the recognition of pre-tax compensation cost of approximately $20 million which is reported as loss from discontinued operations during the nine months ended September 30, 2006. Substantially all vested options held by A.T. Kearney employees were exercised or forfeited within ninety days of the divestiture.

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

Following is a summary of certain financial information by reportable segment as of and for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,
	2007		2006
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,634	$425	$2,585	$393
EMEA	1,589	226	1,546	222
Asia Pacific	465	49	393	51
U.S. Government	710	179	685	157
Other	-	(247)	-	(260)
Total Outsourcing	5,398	632	5,209	563
All other	231	(270)	83	(348)
Total	$5,629	$362	$5,292	$215

	Nine Months Ended September 30,
	2007		2006
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$7,816	$1,192	$7,757	$1,128
EMEA	4,665	651	4,751	624
Asia Pacific	1,322	117	1,077	112
U.S. Government	1,952	436	1,894	270
Other	5	(761)	3	(784)
Total Outsourcing	15,760	1,635	15,482	1,350
All other	542	(774)	82	(902)
Total	$16,302	$861	$15,564	$448

Revenues for the Asia Pacific segment include MphasiS intersegment revenues of $51 million and $125 million, respectively, for the three and nine months ended September 30, 2007.

NOTE 9:  RETIREMENT PLANS

The Company has several qualified and nonqualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are noncontributory. In general, employees become fully vested upon attaining two to five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. The Company's U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. The Company expects to contribute approximately $135 million to its pension plans worldwide during fiscal year 2007, including discretionary and statutory contributions, of which approximately $100 million has been contributed during the nine months ended September 30, 2007.

Following is a summary of the components of net periodic pension cost recognized in earnings for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$95	$86	$283	$254
Interest cost	131	119	392	352
Expected return on plan assets	(172)	(140)	(512)	(415)
Amortization of transition obligation	1	-	2	1
Amortization of prior-service cost	(9)	(9)	(28)	(27)
Amortization of net actuarial loss	7	21	21	62
Net periodic benefit cost	$53	$77	$158	$227

NOTE 10:  TAXES

The Company's effective income tax rates on income from continuing operations were 37.2% and 39.8% for the three months ended September 30, 2007 and 2006, respectively. The Company's effective income tax rates on income from continuing operations were 34.7% and 32.2% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate in the third quarter of 2007 was impacted by the recently enacted change in the German tax rate which resulted in a $30 million reduction in deferred tax assets, partially offset by favorable changes to the liabilities of $19 million for tax contingencies and other audit related settlements. The tax rates in 2006 were impacted by the expiration of the U.S. research and development credit, the extension of which was not enacted until fourth quarter 2006. The effective tax rate for the nine months ended September 30, 2006 was also impacted by the passage of a new Texas tax system requiring a write-off of net deferred tax assets and favorable changes to the liabilities for tax contingencies.

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

The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for years after 2002 and is subject to income tax examinations by UK tax authorities for years after 2005.

Unrecognized tax benefits and related interest in non-US jurisdictions decreased by $15 million in the first quarter and an additional $8 million in the third quarter due to statute of limitations expirations. The Company also anticipates settling approximately $20 million of liabilities over the next twelve months, primarily related to various U.S. tax returns, at amounts that are not significantly different from the amounts currently accrued. In addition, due to the ongoing nature of current examinations in various jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next twelve months which cannot be estimated at this time.

The Company accounts for taxes directly imposed on revenue-producing transactions by governmental authorities on a net basis (excluded from revenues).

NOTE 11:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. As of September 30, 2007, an aggregate of $103 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At September 30, 2007, the Company had $596 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $11 million of other financial guarantees outstanding at September 30, 2007 relating to indebtedness of others.

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

On November 1, 2005, the Company entered into a memorandum of understanding with the lead plaintiff and class representative to settle the consolidated securities action. The District Court approved that settlement on March 7, 2006. The terms of the settlement provide for a cash payment of $137.5 million, substantially all of which was paid during the first quarter of 2006. The amount paid by the Company aggregated $77.5 million, with the remainder paid by its insurers (in addition to amounts paid by such insurers in respect of legal fees related to this action). The Company recorded incremental reserves of $24 million in 2005 in connection with this settlement. The remaining cost of the settlement was recognized prior to 2004. Two appeals were filed with respect to the District Court's approval of this settlement. One appeal, which was dismissed in June 2007, challenged the amount of attorneys fees awarded to the counsel for plaintiffs. The other appeal, which challenged the approval of the settlement on the grounds that there is a subclass who receives no economic benefit, the release is overbroad, and the claims form was overly burdensome, was dismissed by the Fifth Circuit Court of Appeals in September 2007.

On November 8, 2004, the District Court certified a class in the ERISA action on certain of the allegations of breach of fiduciary duty, of all participants in the EDS 401(k) Plan and their beneficiaries, excluding the defendants, for whose accounts the plan made or maintained investments in EDS stock through the EDS Stock Fund between September 7, 1999 and October 9, 2002. The court also certified a class in the

ERISA action on the allegations of violation of Section 12(a)(1) of the Securities Act of all participants in the Plan and their beneficiaries, excluding the defendants, for whose accounts the Plan purchased EDS stock through the EDS Stock Fund between October 20, 2001 and November 18, 2002. On January 18, 2007, the Fifth Circuit Court of Appeal issued its decision vacating the district court's class certification decision and remanding the matter to the district court to re-evaluate whether the action may be maintained as a class certification in light of the Fifth Circuit's opinion and instructions. The district court is expected to hear the plaintiffs' motion to certify a class consistent with the Fifth Circuit's ruling in January 2008. The Company intends to defend this action vigorously.

In addition, three derivative complaints were filed by shareholders in the District Court of Collin County, Texas against certain current and former Company directors and officers and naming EDS as a nominal defendant. The actions allege breach of fiduciary duties, abuse of control and gross mismanagement based upon purported misstatements or omissions of material facts regarding the Company's financial condition similar to those raised in the class actions described above. These cases have been consolidated into a single action. On February 25, 2004, a derivative complaint was filed by a shareholder against certain current and former directors and officers of the Company in the District Court. The plaintiff relies upon substantially the same factual allegations as the consolidated securities action discussed above. However, the plaintiff brings the suit on behalf of the Company against the named defendants claiming they breached their fiduciary duties by failing in their oversight responsibilities and by making and/or permitting material, false and misleading statements to be made concerning the Company's business prospects, financial condition and expected financial results which artificially inflated its stock and resulted in numerous class action suits. Plaintiff seeks contribution and indemnification for the claims and litigation resulting from the defendants' alleged breach of fiduciary duties. In October 2004, two derivative complaints were filed in the District Court by shareholders against certain current and former directors and officers of the Company. The allegations include breach of fiduciary duties, abuse of control, gross mismanagement, constructive fraud, waste and unjust enrichment based upon purported misstatements or omissions of material facts regarding the Company's financial condition similar to those raised in the class actions described above. Plaintiffs seek damages, disgorgement by individual defendants, governance reforms, and punitive damages.

In October 2007, the Company entered into a settlement agreement with the lead plaintiffs for each of the foregoing derivative complaints. The terms of the settlement provide for a cash payment of $6 million, all of which will be paid by the Company's insurers. In addition, the Company has agreed to certain enhancements of its governance policies and formalization of certain existing governance practices. The settlement is subject to approval of the District Court.

On September 25, 2007, the Securities and Exchange Commission ("SEC") entered an administrative order reflecting the settlement of all matters related to the SEC's formal investigation of the Company that had been commenced in 2002. In connection with the settlement, the Company consented to the entry of a cease and desist order that found the Company (i) did not adequately disclose the cost of certain derivatives contracts in connection with its program to manage the future stock issuance requirements of its employee stock incentive plans for the first and second quarters of 2002 and selectively disclosed the cost and early settlement of such contracts in the third quarter of 2002, (ii) did not adequately disclose in its Form 10-Q for the second quarter of 2002 a client prepayment, (iii) employed certain insufficiently supported assumptions in accounting models to estimate revenues and expenses for the NMCI Contract and (iv) maintained inaccurate books and records as a result of an alleged bribery scheme by an employee of a former subsidiary in India. The Company paid to the U.S. Treasury $490,902 related to the finding regarding the Company's former subsidiary in India, which matter had been self-reported by the Company to the SEC. Pursuant to the terms of the settlement, the Company did not admit or deny any of the allegations in the administrative order.

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $655 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $260 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $535 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $235 million); and (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $205 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.6 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $985 million); (2) pre-contract negligent misrepresentation and negligent misstatement in the amount of £480 million (approximately $985 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $850 million); and (4) breach of contract in the amount of £179 million (approximately $365 million). The principal stated reason for the increases in amount of damages was that the claimants had taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they then required to complete delivery of the project that was the subject of the contract. Claimants said then that they would further re-assess these alleged losses prior to trial. In April 2007, the claimants served on EDS in draft further amendments to the Particulars of Claim, and the Court conditionally granted claimants request to amend. The claimants have increased the damages claim still further, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £711.4 million (approximately $1.5 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £582.9 million (approximately $1.2 billion); and (3) breach of contract in the amount of £160.3 million (approximately $330 million). These heads of claim are still pleaded in the alternative. The principal stated reason for the increases in the amount of damages is that the claimants say they have re-assessed their alleged losses in the light of expert witness evidence. Weeks later, and immediately prior to a hearing on May 25, 2007, the claimants made further revisions to the quantum of their damages claims, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £709.3 million (approximately $1.5 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £523 million (approximately $1.1 billion); and (3) breach of contract remained unchanged in the amount of £160.3 million (approximately $330 million). These heads of claim are still pleaded in the alternative. The stated reason for the revisions of the damages claims in (1) and (2) above is that the claimants made arithmetical errors in the preceding amendments a few weeks earlier. A hearing was held on May 25, 2007 at which the court granted claimants leave to amend their pleaded case. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million which rose to just over £60 million during the term of the contract. The Company intends to defend against these allegations vigorously. The trial for this matter commenced in October 2007 and is scheduled to continue until May 2008.  Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at September 30, 2007 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company's consolidated results of operations or financial position.

NOTE 12:  ACQUISITIONS

On June 26, 2007, the Company acquired RelQ Software Private Limited, a software testing company based in Bangalore, India. The cash purchase price of RelQ, net of cash acquired, was approximately $37 million. The acquisition of RelQ enhances the Company's global applications testing, validation and verification, and quality assurance services. The unaudited condensed consolidated statements of operations include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivable - $9 million; prepaids and other current assets - $1 million; property and equipment - $2 million; goodwill - $23 million; other intangibles - $9 million; and other liabilities - $7 million. The preliminary purchase price allocation may change upon completion of the valuations of acquired assets and assumed liabilities of the business. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual results.

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

Following is a summary of loss from discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$-	$11	$1	$54
Costs and expenses	(1)	19	19	88
Operating income (loss)	1	(8)	(18)	(34)
Gain (loss), net	-	-	-	(4)
Income (loss) from discontinued operations before income taxes	1	(8)	(18)	(38)
Provision (benefit) for income taxes	(1)	3	11	19
Loss from discontinued operations, net of income taxes	$-	$(5)	$(7)	$(19)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. Third quarter 2007 revenues of $5.6 billion increased 6% from the prior year third quarter and 4% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations was $225 million, or $0.44 per basic share and $0.42 per diluted share, in the third quarter of 2007 compared to $130 million, or $0.25 per basic and diluted share, in the prior year third quarter. Net income was $225 million, or $0.44 per basic and $0.42 per diluted share, in the third quarter of 2007 compared to $125 million, or $0.24 per basic and diluted share, in the prior year third quarter.

Total Contract Value of New Contract Signings. The total contract value, or TCV, of our new contract signings in the third quarter of 2007 was approximately $5.7 billion, compared to approximately $3.5 billion in the third quarter of 2006. We refer you to the discussion of our calculation of TCV under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Form 10-K"). The TCV of our new contract signings was approximately $13.4 billion for the nine months ended September 30, 2007. We expect the TCV of new contract signings in 2007 to be approximately $21 billion to $23 billion.

Early Retirement Offer. During the third quarter of 2007, we announced an early retirement offer ("ERO") for approximately 12,000 U.S. employees. The deadline for accepting the ERO for the large majority of eligible employees was October 30, 2007.  Employees accepting the offer will receive enhanced retirement benefits payable through normal payment options under the EDS Retirement Plan. In connection with the ERO, we expect to incur incremental expense of approximately $145 million in the fourth quarter of 2007, substantially all of which is attributable to the enhanced retirement benefits. Because substantially all of the ERO cash expenditures will be funded by the EDS Retirement Plan, EDS does not expect the ERO to result in any material cash expenditures in the future based on the current funded status of that  plan.

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps. On March 24, 2006, we entered into a contract modification with the DoN pursuant to which, among other amendments, the DoN exercised its option to extend this contract by three years through September 2010. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, we recognized sales-type capital lease revenue of $116 million in the first quarter of 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now accounted for as operating leases based on revised estimates of economic lives as agreed in the contract modification (20 years). We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $366 million and $306 million, respectively, at September 30, 2007. As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during that quarter.

U.K. Ministry of Defence Contract. In March 2005, a consortium led by EDS was awarded a 10-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of the initial contract was approximately $3.9 billion over 10 years. Amendments to this contract in December 2006 and September 2007 increased the total contract value by approximately $1.7 billion over the remaining years of the contract. Our upfront expenditure and capital investment requirements for this contract have adversely impacted our free cash flow and earnings during certain fiscal periods since inception of the contract and may continue to do so in the future. There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During the first, second and third quarters of 2007, we reached a mutually satisfactory agreement with the client regarding some billing adjustments under the contract to reflect part of the financial impact to us of an extended development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 511 million and 541 million, respectively, for the three months ended September 30, 2007, and 512 million and 543 million, respectively, for the nine months ended September 30, 2007. Our share count reflects share repurchases as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes. We are evaluating a longer-term "share neutral" approach, the objective of which would be to repurchase sufficient additional shares to approximately offset the dilutive effects of our employee stock-based compensation plans. Such approach would not require any additional share repurchases in 2007. We expect the weighted-average number of shares used to compute diluted earnings per share to be approximately 545 million shares during 2007 (which includes the dilutive impact of our contingently convertible senior notes). In April 2007, we completed the $1 billion share repurchase program announced in February 2006. We purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program. The effect of our contingently convertible debt was dilutive for the three and nine months ended September 30, 2007. Accordingly, approximately $5 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the three months ended September 30, 2007. Approximately $14 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the nine months ended September 30, 2007.

MphasiS. In June 2006, we acquired a majority interest in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. In July 2007, we completed the merger of EDS Electronic Data Systems (India) Private Limited, our wholly-owned Indian subsidiary, into MphasiS. As of September 30, 2007, we own, through certain of our subsidiaries, approximately 61% of MphasiS.

Verizon. We provided IT services to MCI, Inc. pursuant to an IT services agreement that included minimum annual purchase obligations through January 2008. MCI was acquired by Verizon Communications, Inc. in January 2006. In December 2006, Verizon in-sourced most of the IT services we had been providing to MCI. During the first quarter of 2007, we received a payment of $225 million from Verizon related to the termination of these services we had been providing to MCI. Such payment was included in our free cash flow for the first quarter of 2007. We refer you to the discussion of free cash flow in "Liquidity and Capital Resources" below. Due to certain contingencies in our agreement with this client, approximately $125 million of the $225 million payment was deferred and recognized in the third quarter of 2007. The remaining amount was recognized in the first quarter of 2007. We do not expect to recognize any significant revenue or earnings or generate any significant cash flow from this client after the third quarter of 2007. We refer you to the discussion of our relationships with Verizon in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Verizon" in our 2006 Form 10-K.

2007 Full Year Financial Guidance.  We currently expect to achieve the low end of our full year 2007 financial guidance of adjusted earnings per share of $1.55 to $1.60, revenue of  $22 billion to $22.5 billion, and free cash flow of $900 million to $1 billion.  Our adjusted earnings per share guidance excludes the impact of the estimated incremental expense of approximately $145 million to be incurred in the fourth quarter related to the early retirement offer discussed above.  We refer you to the definition and discussion of adjusted earnings per share and free cash flow in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our 2006 Form 10-K.

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

Following is a summary of revenues for the three months ended September 30, 2007 and 2006 (in millions):

			As-Reported	Organic
Consolidated revenues:	2007	2006	Growth %	Growth %
Revenues	$5,629	$5,292	6%	4%

			% Increase
Segment revenues:	2007	2006	(Decrease)
Americas	$2,634	$2,585	2%
EMEA	1,589	1,546	3%
Asia Pacific	465	393	18%
U.S. Government	710	685	4%
Other	-	-
Total Outsourcing	5,398	5,209
All other	231	83
Total	$5,629	$5,292	6%

Revenue growth in the Americas was primarily due to increased revenues from a contract with a client in our consumer industries and retail group and a government client in Canada. Revenue growth in the Americas was also due to increased revenues from Verizon. As discussed above, revenues related to Verizon in the third quarter of 2007 includes $125 million of a $225 million payment received in the first quarter as well as revenues from certain services we will continue to provide Verizon through the remainder of this year. Revenue growth in EMEA was primarily due to increased revenues from a contract with the U.K. MoD and contracts with other clients in the U.K. and in Central and South EMEA. Revenue growth in EMEA was partially offset by our fourth quarter 2006 divestiture of Global Field Services ("GFS"), which represented approximately $75 million of third quarter 2006 revenues, and a decrease in revenues from a U.K. government client. Revenue growth in Asia Pacific was primarily attributable to our MphasiS subsidiary. Revenue growth in U.S. Government was primarily attributable to the NMCI contract.

Following is a summary of revenues for the nine months ended September 30, 2007 and 2006 (in millions):

			As-Reported	Organic
Consolidated revenues:	2007	2006	Growth %	Growth %
Revenues	$16,302	$15,564	5%	2%

			% Increase
Segment revenues:	2007	2006	(Decrease)
Americas	$7,816	$7,757	1%
EMEA	4,665	4,751	(2)%
Asia Pacific	1,322	1,077	23%
U.S. Government	1,952	1,894	3%
Other	5	3
Total Outsourcing	15,760	15,482
All other	542	82
Total	$16,302	$15,564	5%

Revenue growth in the Americas was primarily attributable to a contract with a new client in our consumer industries and retail group and add-on business with an existing client in our financial services industry group, partially offset by a decrease in revenues from Verizon. As discussed above, revenues related to Verizon includes a $225 million payment received in the first quarter, of which approximately $100 million was recognized in that quarter and the remainder deferred and recognized in the third quarter, as well as revenues from certain services we will continue to provide Verizon through the remainder of this year. The decrease in EMEA revenues was primarily attributable to the divestiture of GFS and revenue declines in certain U.K. contracts, partially offset by increased revenues from various contracts with the U.K. MoD and contracts with other clients in the U.K. and in Central and South EMEA. Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 14.9% and 12.6% for the three months ended September 30, 2007 and 2006, respectively. The increase in our gross margin percentage in 2007 was primarily attributable to the Verizon contract (135 basis points) and NMCI (60 basis points). The remaining change in our gross margin percentage in 2007 was primarily due to incremental costs in 2006 related to investments in our infrastructure, new service offerings and severance.

Our gross margin percentages were 13.9% and 11.7% for the nine months ended September 30, 2007 and 2006, respectively. The increase in our gross margin percentage in 2007 was primarily attributable to improved financial performance on certain large contracts, including NMCI (110 basis points). Our gross margin was also favorably impacted by the Verizon contract (50 basis points). The remaining change in our gross margin in 2007 was primarily due to efficiencies in our U.S. service delivery organization.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.5% and 8.6% for the three months ended September 30, 2007 and 2006, respectively. SG&A expenses as a percentage of revenues were 8.6% and 8.9% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in our SG&A percentages was primarily attributable to an increase in revenues in 2007 while maintaining SG&A spend between periods.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest expense	$(56)	$(58)	$(169)	$(181)
Interest income and other, net	52	59	126	134
Total	$(4)	$1	$(43)	$(47)

 Income taxes. Our effective income tax rates on income from continuing operations were 37.2% and 39.8% for the three months ended September 30, 2007 and 2006, respectively. Our effective income tax rates on income from continuing operations were 34.7% and 32.2% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate in the third quarter of 2007 was impacted by the recently enacted change in the German tax rate which resulted in a $30 million reduction in deferred tax assets, partially offset by favorable changes to the liabilities for tax contingencies and other audit related settlements. The tax rates in 2006 were impacted by the expiration of the U.S. research and development credit, the extension of which was not enacted until fourth quarter 2006. The effective tax rate for the nine months ended September 30, 2006 was also impacted by the passage of a new Texas tax system requiring a write-off of net deferred tax assets and favorable changes to the liabilities for tax contingencies.

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

Financial Position

At September 30, 2007, we held cash and marketable securities of $3.1 billion, had working capital of $3.4 billion, and had a current ratio (current assets/current liabilities) of 1.65-to-1. This compares to cash and marketable securities of $3.0 billion, working capital of $3.0 billion, and a current ratio of 1.58-to-1 at December 31, 2006. Approximately 5% of our cash and cash equivalents and marketable securities at September 30, 2007 were not available for debt repayment due to various commercial limitations on the use of these assets.

Days sales outstanding for trade receivables ("DSO") were 62 days at September 30, 2007 compared to 56 days at December 31, 2006. The increase in DSO was due to weaker collections of accounts receivable across all of our reportable segments and changes in certain contract billing terms during 2007. We expect to reduce DSO by several days in the fourth quarter to a more normalized year-end level of approximately 56 as achieved at December 31, 2006. The reduction of DSO to such a level is an important element of our ability to achieve our free cash flow guidance for 2007. Days payable outstanding were 24 days at September 30, 2007 compared to 21 days at December 31, 2006.

Total debt was $3.3 billion at September 30, 2007 compared to $3.1 billion at December 31, 2006. The increase in total debt was attributable principally to a real estate financing transaction associated with a client contract and increased equipment and software financing.  Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 28% at September 30, 2007 and December 31, 2006.

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

At September 30, 2007, there were outstanding an aggregate of $103 million under CSFTs yet to be paid by our clients. No additional asset purchases are expected to be financed under existing arrangements. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $200 million. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of September 30, 2007, including payments made during the first nine months of 2007 and payments due in the remaining three months of 2007 (in millions):

		Payments Made / Due by Period
	Total	2007	2008-2009	2010-2011	After 2011
Long-term debt, including current portion and interest(1)	$5,216	$380	$1,363	$1,084	$2,389
Operating lease obligations	1,918	367	726	420	405
Purchase obligations(2)	3,113	1,432	1,258	421	2
Total(3)	$10,247	$2,179	$3,347	$1,925	$2,796

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

Liquidity and Capital Resources

Following is a summary of our cash flows for the nine months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by operating activities	$1,183	$1,196
Net cash used in investing activities	(719)	(453)
Net cash used in financing activities	(386)	(681)
Free cash flow	329	495

Operating activities. The decrease in net cash provided by operating activities in 2007 compared to 2006 was due to a $387 million increase in cash provided by earnings (i.e., net income less non-cash operating items) and a $400 million decrease in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a $392 million net decrease in amounts collected from customers but not yet earned, a $140 million net increase in vendor payments and a $116 million net increase in deferred contract costs. The decrease in cash in 2007 resulting from changes in the aforementioned operating assets and liabilities was partially offset by less cash used for taxes in 2007, primarily resulting from higher tax payments to the IRS in 2006 associated with tax audit issues, and a decrease in deferred tax assets in the first half of 2007. The net decrease in amounts collected from customer but not yet earned in 2007 resulted primarily from a $100 million payment from NMCI and a $270 million payment from another government client in 2006. The increase in deferred contract costs and vendor payments was primarily associated with the ramp-up of certain large contracts.

Investing activities. The increase in net cash used in investing activities in 2007 compared to 2006 was primarily due to a decrease in net proceeds from sales of marketable securities resulting from a change in our investment strategy implemented in 2006, partially offset by a decrease in acquisition payments (see Note 12 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements). Net proceeds from divested assets in 2007 includes the collection of a $52 million promissory note related to the sale of A.T. Kearney.

Financing activities. The decrease in net cash used in financing activities in 2007 compared to 2006 was primarily due to a decrease in debt repayments and purchases of treasury stock, partially offset by an decrease in cash provided by employee stock transactions.

Free cash flow. We reported free cash flow of $329 million for the nine months ended September 30, 2007, compared to $495 million for the nine months ended September 30, 2006. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to us for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase/decrease in cash and cash equivalents. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies. We refer you to the discussion of free cash flow in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our 2006 Form 10-K. Our ability to achieve our free cash flow guidance for 2007 is dependent in part on our ability to maintain capital expenditures and working capital usage at levels consistent with our forecast, including, without limitation, the reduction of DSO to more normalized year-end  levels as described above, as well as our ability to achieve our 2007 earnings per share guidance.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the nine months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Net cash provided by operating activities	$1,183	$1,196

Capital expenditures:
Proceeds from investments and other assets	63	216
Net proceeds from real estate sales	28	49
Payments for purchases of property and equipment	(531)	(510)
Payments for investments and other assets	-	(37)
Payments for purchases of software and other intangibles	(313)	(338)
Other investing activities	24	28
Capital lease payments	(125)	(109)
Total net capital expenditures	(854)	(701)
Free cash flow	329	495

Other investing and financing activities:
Proceeds from sales of marketable securities	-	1,985
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(11)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(40)	(352)
Payments for purchases of marketable securities	(3)	(1,483)
Proceeds from long-term debt	5	-
Payments on long-term debt	(10)	(209)
Purchase of treasury stock	(334)	(502)
Employee stock transactions	142	203
Dividends paid	(77)	(78)
Other financing activities	13	14
Effect of exchange rate changes on cash and cash equivalents	12	(1)
Net increase in cash and cash equivalents	$90	$61

Covenants. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. At September 30, 2007, there were no amounts outstanding under the Credit Agreement. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at September 30, 2007:

	Covenant	Actual
Leverage ratio	≤ 3.00	1.12
Interest coverage ratio	≥ 3.00	13.07

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at September 30, 2007:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Positive	Stable	Positive

At September 30, 2007, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At September 30, 2007, we had total liquidity of $3.8 billion, comprised of unrestricted cash and marketable securities of $3.0 billion and availability under our unsecured credit facilities of $819 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least 12 months of forecasted capital expenditures (as defined under "Free Cash Flow" above), interest payments, debt maturities and dividend payments.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Commencing in the first quarter of 2007, we transitioned certain transaction and journal entry processing and preparation of general ledger account reconciliations from the existing accounting workforce to a newly hired workforce in lower cost Best Shore® locations. This transition was completed during the third quarter of 2007. We expect these actions will improve our internal controls over financial reporting by enabling us to conform general ledger processing to a single, global standard and operate a more centralized accounting function. We have taken steps to mitigate the control risks created by these actions, including establishment of monitoring controls and workforce management and training programs.

Management has evaluated changes in our internal control over financial reporting during the three months ended September 30, 2007. Based on this evaluation, other than the actions referred to in the immediately preceding paragraph, we have identified no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           We did not purchase any Common Stock during the three months ended September 30, 2007 (other than shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards), and did not have any authorized share repurchase program in effect during that period.

ITEM 6.  EXHIBITS

10.1	Time-Vesting Restricted Stock Unit Award Agreement between EDS and Ronald A. Rittenmeyer dated August 1, 2007.
10.2	Change of Control Employment Agreement between EDS and Michael H. Jordan, dated August 15, 2007.
10.3	Change of Control Employment Agreement between EDS and Ronald A. Rittenmeyer dated August 8, 2007.
10.4	Change of Control Employment Agreement between EDS and Jeffrey M. Heller dated August 20, 2007.
10.5	Change of Control Employment Agreement between EDS and Charles S. Feld dated September 17, 2007.
10.6	Change of Control Employment Agreement between EDS and Ronald P. Vargo dated October 4, 2007.
10.7	Executive Severance Benefit Agreement between EDS and Ronald A. Rittenmeyer effective August 8, 2007.
10.8	Executive Severance Benefit Agreement between EDS and Charles S. Feld effective September 17, 2007.
10.9	Executive Severance Benefit Agreement between EDS and Ronald P. Vargo effective October 4, 2007.
10.10	Form of Performance RSU Award Agreement for 2005 and 2006 grants to executive officers (other than Michael H. Jordan, Jeffrey M. Heller and Ronald A. Rittenmeyer).
10.11	Form of Performance RSU Award Agreement for 2007 grant to executive officers (other than Michael H. Jordan, Jeffrey M. Heller and Ronald A. Rittenmeyer).
10.12	Form of Performance RSU Award Agreement for 2005 and 2006 grants to Michael H. Jordan and Jeffrey M. Heller.
10.13	Form of Performance RSU Award Agreement for 2007 grant to each of Michael H. Jordan and Jeffrey M. Heller.
10.14	Form of Performance RSU Award Agreement for 2005 and 2006 grants to Ronald A. Rittenmeyer.
10.15	Form of Performance RSU Award Agreement for 2007 grant to Ronald A. Rittenmeyer.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2007	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 6, 2007	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)