Form 10-K
period 2007-12-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2008-02-27
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   X   No      .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. Large accelerated filer   X    Accelerated filer         Non-accelerated filer          Smaller reporting company       .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No   X  .

As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based on the closing price on June 29, 2007, as reported on the New York Stock Exchange Composite Transactions) was approximately $14,100,000,000.

There were 509,037,399 shares of the registrant's common stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2008, are incorporated by reference in Part III.

PART I

ITEM 1.      BUSINESS

Overview

Electronic Data Systems Corporation, or EDS, is a leading global technology services company that delivers business solutions. EDS founded the information technology outsourcing industry more than 45 years ago. Today, we deliver a broad portfolio of information technology and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world.

As of January 31, 2008, EDS and its subsidiaries employed approximately 139,500 persons in the United States and 65 other countries around the world. Our principal executive offices are located at 5400 Legacy Drive, Plano, Texas 75024, telephone number: (972) 604‑6000.

Our predecessor was incorporated in Texas under the name Electronic Data Systems Corporation in 1962. In 1984, General Motors Corporation, or GM, acquired all of the capital stock of our predecessor, and we remained a wholly owned subsidiary of GM until our split-off in 1996. As a result of the split-off, we became an independent, publicly held Delaware corporation. Unless the context otherwise requires, references to EDS include its predecessor and subsidiaries.

EDS Services

Infrastructure Services. EDS Infrastructure Services delivers hosting, workplace (desktop), storage, security and privacy, and communications services that enable clients to drive down their total cost of ownership and increase the productivity of their information technology (IT) environment across the globe. Infrastructure Services include:

*

Data Center Services. EDS Data Center Services address the business and technology needs of our clients for hosting and storage services. These services establish the client's infrastructure using a set of highly modular, standard components that can be provisioned quickly and easily, serving as the integrated base platform to support business processes and applications. Data Center Services is composed of eight principal offerings:

-      Server Management. We provide management, monitoring and a flexible set of services for our clients' servers. Services are delivered from our secure data center facilities with standard operational best practices and advanced technologies, including virtualization and automation.

-      Enterprise Application Hosting Services. We provide data center services including managed servers, storage, network and support for mission-critical, packaged enterprise applications. This service extends our full continuum of applications support, providing our clients' application infrastructure and enabling security, privacy, and compliancy.

-      Web Hosting Services. This service includes the operational management and infrastructure for Web-enabled environments including managed servers, storage, network, and support. EDS Web Hosting Services offers clients base and uplift services provided in EDS leveraged data centers as well as in client data centers.

-      Managed Mainframe Services. We offer a complete spectrum of secure, usage-based mainframe management services, including mainframe platform, storage hardware, operating software and disaster recovery support.

-      Data Center Modernization. These transformational services rationalize, consolidate, automate and virtualize the client's IT infrastructure and applications environment to enable reduced cost, increased quality of service and greater flexibility.

-      Storage Management Services. We provide a full spectrum of storage tiers on both Network Attached Storage (NAS) and Storage Area Network (SAN) platforms.

-      Backup & Restore Services. These services protect and recover lost data for improved system availability and rapid response to a single system failure or widespread disaster. We offer protection for end user laptops, remote servers, data center storage, and high-end mission critical applications.

-      Archive & Compliance Services. We provide long-term data retention services to support regulatory and legal requirements. We offer a range of storage archiving tiers designed for end user files, e-mail, file server data, and archival of Enterprise Resource Planning (ERP) system reports.

*

Workplace Services. EDS Workplace Services delivers expert management and support of the end user's work environment from the software applications that support the client's business practices to the supporting network communications infrastructure. Workplace Services include:

-      Mobile Workplace Services. We provide an end-to-end managed mobility solution that delivers voice and enterprise data regardless of a user's locality, device, network or application.

-      Asset Management Services. We offer a system of integrated management processes, strategies and technologies to enable a client to control its IT assets throughout their life cycle.

-      Thin Client Management Services. Through these services we centralize clients' applications to deliver them from a data center, not the desktop.

-      Workplace Software Management Services. We assist in the planning and automated deployment of operating systems, software upgrades and security patches.

-      Workplace Server Management Services. We provide IT management for server platforms deployed in complex environments.

-      Managed Output Services. We provide comprehensive enterprise wide management of office output, offering management and maintenance of existing office equipment, consumables replenishment and technology refresh.

-      Managed Messaging Services. We offer management of the client's e-mail environment including implementation, upgrades and management of end user e-mail infrastructures.

-      Collaboration Services. These services enable workers to come together in virtual ways to communicate, share, manage and use information. Services include secure instant messaging, collaborative workspaces and presence awareness.

-      Service Desk and Site Support Services. We provide a single point of contact for issues related to networks, servers, desktops and mobile devices through Web accessible self-help, on-site support and live agents using fully integrated tools.

*

Security and Privacy Services. We offer defined security, privacy and business continuity features embedded at the onset in every EDS offering. These features are the people, tools, processes and controls used by EDS across all portfolio offerings to meet clients' expectations and industry-specific standards and regulations for security, privacy, business continuity management and risk management. Our Security and Privacy Services offerings include governance, risk and compliance management services, identity & access management services, information security management services and threat & vulnerability management services.

*

EDS Networking Services. EDS assists clients in optimizing in-house network operations by leveraging our significant network experience, network management tools, processes, assets and global delivery capabilities. Our networking services include the following:

-      Network Management Services. EDS Network Management Services increase operational efficiencies and network scalability and align network operations to support client business requirements. Services include: design, deployment, monitoring and management of network devices; asset management; problem, configuration and change management; performance reporting; and problem resolution.

-     IP Communications Services. Our solutions enable secure, integrated enterprise-wide convergence of voice, data and communications applications and reduce the complexity of enterprise communications. Services include project management, site assessment, engineering, call plan development, migration planning, implementation to operation, asset and operating system management, hardware and software upgrades and ongoing support services with focus on device management.

-       Enterprise Networking Services. We manage wide area networks and carrier relationships globally on behalf of our clients.

Applications Services. EDS Applications Services help organizations plan, develop, integrate and manage custom applications, packaged software and industry-specific solutions. Services range from outsourcing of applications development and management to project-based work that includes custom application development, the implementation of third-party software and application integration. Benefits to clients for these services can include reduced costs, extended value of technology investments, information sharing and enhanced ability to adapt to market changes. Our Applications Services include the following:

*

Security and Privacy Services. We offer defined security, privacy and business continuity features embedded at the onset in every EDS offering. These features are the people, tools, processes and controls used by EDS across all portfolio offerings to meet clients' expectations and industry-specific standards and regulations for security, privacy, business continuity management and risk management. Our Security and Privacy Services offerings include governance, risk and compliance management services, identity & access management services, information security management services and threat & vulnerability management services.

*

 Applications Development Services. We create new applications, providing full lifecycle support through delivery. We define the application requirements, analyze application characteristics, implement to a production environment and monitor performance for a warranted time. Services include custom application development, application testing, mobile applications, workforce enhancement, and enterprise application integration. We also provide implementation, upgrade and consolidation services for enterprise packages such as SAP®, Oracle® and PeopleSoft®.

*

 Applications Management Services. We offer managed services for specific applications or entire applications portfolios, both custom and packaged, including services for enterprise applications and support for SAP®, Oracle® and PeopleSoft® software. We assess the specified applications, plan the transition and provide ongoing management to improve client productivity and operating efficiency. We also provide applications rationalization, content management integration and legacy application migration services.

*

Integrated Applications Services. We engineer solutions such as Service-Oriented Architecture, Portals and Dashboards Services, Web Services and Enterprise Applications Integration Services to support the overall integration of a client's architecture or our own Agile Application Architecture. These services integrate and extend existing packaged and legacy applications.

*

Industry-Specific Applications Solutions. These solutions are designed to support industry-specific needs. Our industry solutions span eight vertical industry segments: communications, energy, financial, government, healthcare, manufacturing, retail and transportation.

Applications Services offerings and capabilities are delivered via the EDS Global Delivery Model, which includes the EDS Best Shore® delivery approach that allows EDS to develop and manage applications in one or more of our Solution Centres strategically located in cost-effective countries. The delivery of our services offers a lifecycle approach with globally integrated, consistent work processes and tools and project-sharing at multiple facilities on a 24 hours a day, seven days a week basis.

Business Process Outsourcing Services. Our Business Process Outsourcing (BPO) services enable clients to drive operational and organizational efficiency, business process integration, application integration and cost savings. By coupling our IT management and BPO services with in-depth, industry-specific knowledge, we provide business-focused solutions tailored to meet clients' strategic goals. Our BPO services include the following:

*	Billing and Clearing Services. These services help clients manage their business and billing processes, bill payment services and content in multiple formats.
*	Card Processing Services. We provide a full range of card capabilities that enable clients to manage card issuance, processing and servicing for card issuers and merchant processors.
*

Credit Services. We provide credit processing utilities that support a comprehensive, integrated solution, enabling improved process efficiencies, lower operational costs and improved channel management.

*	CRM Services. Our customer relationship management (CRM) services assist our clients in identifying, acquiring, servicing and retaining their customers.
*

Document Processing Services. These services enable enterprises to create, capture, customize, archive, manage and share information in any format, including scanned images, print, mail, electronic documents, legacy data, audio or video.

*

Finance & Accounting Services. We provide end-to-end services to decrease clients' costs, reduce time to resolve issues, improve accuracy and cycle time of processes, and create a more cost-effective path to regulatory compliance.

*

Human Resources (HR) Outsourcing Services. Through ExcellerateHRO, our 86% owned joint venture with Towers Perrin, we provide comprehensive, integrated HR offerings to help enterprises manage their HR knowledge and information, enhance decision-making, control program costs and drive efficiency in HR operations.

*	Insurance Services. We provide back-office support to streamline payment and administrative processes for life and annuity, property and casualty, and healthcare related claims.
*	Payment Services. Our array of electronic, image- and paper-based payment services help businesses increase settlement speed, improve accuracy and manage costs.

*

Supply Management Services. Through a combination of processes, strategies and technology, we enable clients to transform their supply chain function and achieve greater economies of scale, automated procurement workflows and reduced operational expenses.

We also deliver industry-specific offerings and provide industry experts to assist clients in key process improvement redesign. One example is our suite of Government BPO Services. For more than 40 years we have provided Medicare and Medicaid claims processing to the U.S. federal and state governments, helping to lower program costs while increasing efficiency and performance. Our offerings to governments also include: fiscal agent services; decision support services; fraud, waste and abuse protection services; integrated pharmacy services; Health Insurance Portability and Accountability Act (HIPAA) compliance services; immunization registry and tracking services; and case management services. We also offer Web-based enrollment and eligibility inquiry capabilities. Our industry-specific BPO offerings also support the financial services, manufacturing, healthcare, transportation, communications, energy and consumer and retail industries.

Many BPO services are supported by our reusable, multi-client utility platform. This platform is comprised of key components of our BPO portfolio, including: CRM and call center services; financial process services such as credit services and insurance services, payment and settlement, card processing and billing and clearing transactions; and content management services.

EDS Agile Enterprise

The EDS Agile Enterprise Platform is our network-based utility architecture designed to create a more flexible and cost-effective technology foundation for the delivery of a significant portion of our services. By leveraging this platform with our industry wide alliance relationships with leading technology companies, we offer flexible IT systems designed to allow clients to manage change through agile processes, applications and technology architectures.

Revenues

Our revenues are received pursuant to contracts with our clients. These contracts may provide for both fixed and variable fee arrangements. The terms of our infrastructure outsourcing contracts are generally five or more years, and contracts for applications and BPO services generally have shorter terms. We refer you to Note 12 to the accompanying consolidated financial statements for a summary of certain financial information related to our reportable segments and service offerings for 2007, 2006 and 2005, as well as certain financial information related to our operations in certain countries for such years.

No one client accounted for more than 10 percent of our total revenues in 2007. Approximately 48% of our 2007 revenues were generated outside the United States.

Certain IT outsourcing agreements contain third-party benchmarking provisions which generally permit contractual rates to be compared to a range of market rates for comparable services on a periodic basis over the term of the agreement. We refer you to "Risk Factors" below for a discussion of these provisions.

Approximately $2.4 billion of our 2007 revenues were attributable to the U.S. federal government, including our Navy Marine Corps Intranet ("NMCI") contract discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Contracts with the U.S. federal government have various attributes that differ from our other commercial contracts, including provisions for modifications in scope of work due to changing customer requirements, annual funding constraints of the federal government and, in some cases, the indefinite delivery/indefinite quantity characteristics of the contracts.

Strategic Alliances

We maintain multiple technology practices and platforms to enable us and our clients to select the right vendor for specific needs. The EDS Alliance Program focuses on building and managing global alliances that enable us to realize our strategic objectives and deliver competitive differentiation for our clients' businesses. We believe our strategic alliances help us provide clients with the best solutions at a superior value.

The EDS Agility Alliance is our most strategically significant set of alliance relationships. Through this series of alliance relationships with leading technology companies, we are able to integrate our alliance members' products and services into the EDS portfolio. We jointly go to market with EDS Agility Alliance members by engaging in operational business planning and other initiatives related to new and existing clients.

In addition to the EDS Agility Alliance, we have alliance relationships with companies selected to provide specific, focused expertise within certain horizontal or industry segments and solution alliance relationships that support a specific solution or offering in our portfolio.

Competition

The IT services market remains fragmented and highly competitive. We face competition from companies providing infrastructure, applications and BPO services. Our principal competitors in the infrastructure services market are IBM Global Services, Computer Sciences Corporation ("CSC"), Fujitsu, T-Systems, Hewlett-Packard Services and Accenture Ltd. Our principal competitors in the applications services market are IBM Global Services, Accenture Ltd., CSC, Hewlett-Packard Services, and India-based competitors Infosys Technologies Ltd. and Tata Consultancy Services Ltd. Our principal competitors in the BPO market are Accenture Ltd., Affiliated Computer Services, IBM Global Services, Hewitt and Convergys. In addition, we experience significant competition from telecommunications providers in our network services and other businesses, including applications development and hosting. In recent years we have also experienced significant competition from offshore providers in our infrastructure, applications and BPO businesses, including in particular from India-based competitors.

We believe we are the second-largest provider of IT outsourcing services in the world. We believe we are positioned to compete effectively based on our technology and systems capabilities, full range of service offerings available on a global scale, service quality and the value proposition for our service offerings. However, technology and its application within the business enterprise are in a rapid and continuing state of change as new technologies continue to be developed, introduced and implemented. We believe that in order to continue to compete effectively we must develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost-effective basis.

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

Our Website and Availability of Information

We make available free of charge on our Website at www.eds.com/investor our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission ("SEC"). We also make available on our Website other reports filed with the SEC under the Securities Exchange Act of 1934, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information on our Website to be part of this Form 10-K.

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

Our ability to recover significant capital investments in certain construct contracts is subject to risks. Some of our client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the contract. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. At December 31, 2007, approximately $535 million of our deferred construct and set-up costs related to contracts with active construct activities. We normally have approximately 20 to 25 active construct contracts with deferred costs in excess of $1 million. Some of these contracts experience delays in their development and construction phases and certain milestones may be missed. Therefore, it is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

A decline in revenues from or loss of significant clients could reduce our revenues and profitability. Our success is to a significant degree dependent on our ability to retain our significant clients and maintain or increase the level of revenues from these clients, including in particular revenues from certain "mega-deal" long-term IT outsourcing agreements. We may lose clients due to their merger or acquisition, business failure, contract expiration or their conversion to a competing service provider or decision to in-source services. We may not be able to retain or renew relationships with our significant clients in the future. As a result of business downturns or for other business reasons, we are also vulnerable to reduced processing volumes from our clients, which can reduce the scope of services provided and the prices for those services. We may not be able to replace the revenue and earnings from any such lost client or reduction in services in the short or long-term. In addition, our contracts may allow a client to terminate the contract for convenience. In these cases we seek, through the terms of the contract, to recover our investment in the contract. There is no assurance we will be able to fully recover our investments in such circumstances.

Pending litigation could have a material adverse affect on our liquidity and financial condition. We are defendants in various claims and pending actions arising in the ordinary course of business or otherwise. We refer you to the discussion of "Pending Litigation and Proceedings" under Note 15 to the accompanying consolidated financial statements for a description of one of these matters. We are not able to predict the ultimate impact of these matters on us or our consolidated financial statements. However, we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse affect on our liquidity and earnings.

If we are unable to protect client information from theft or loss, our reputation could be harmed, and we could suffer significant financial loss. As with all IT outsourcing companies, we are vulnerable to negative impacts if sensitive information from our clients or their customers is inadvertently compromised or lost. We routinely process, store and transmit large amounts of data for our clients which includes sensitive and personally identifiable information, such as Social Security numbers, healthcare information, credit card and personal financial information. We are subject to numerous U.S. and foreign laws designed to protect this information. Loss or compromise of this data could cost us both monetarily and in terms of client good will and lost business.  In order to reduce the risk of such an incident and minimize the consequences should one occur, we continually enhance our comprehensive security program combining industry best practices, specific industry regulatory requirements, and various global security standards. Notwithstanding this comprehensive security program, there can be no assurance that we will not experience a data loss or security breach that would materially adversely impact our earnings or liquidity.

Our exposure to certain industries and financially troubled customers may adversely affect our financial results. Our exposure to certain industries and financially troubled customers has had, and could in the future have, a material adverse affect on our financial position and our results of operations. For example, we are a leading provider of IT outsourcing services to the United States automobile and airline industries, which sectors have experienced significant financial difficulties.

Impact of rating agency downgrades. Any adverse action by Moody's, S&P or Fitch with respect to our long-term credit ratings could materially adversely impact our ability to compete for new business, our cost of capital and our ability to access capital.

Some of our contracts contain benchmarking provisions that could decrease our revenues and profitability. Some of our IT outsourcing agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party benchmarker. Typically, benchmarking may not be conducted during the initial years of the contract term but may be requested by a client periodically thereafter, subject to restrictions which limit benchmarking to certain groupings of services and limit the number of times benchmarking may be conducted during the term of the contract. Generally, the benchmarking compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services. Due to the enhanced focus of our clients on reducing their technology costs, as well as the uncertainties and complexities inherent in benchmarking comparisons, our clients may increasingly attempt to obtain additional price reductions beyond those already embedded in our contract rates through the exercise of benchmarking provisions. Also, if we cannot agree with our client on post-benchmarking pricing adjustments, the contract may permit the client to exercise an early termination right, which may or may not involve payment of a termination fee. Such activities could negatively impact our results of operations or cash flow in 2008 or thereafter to a greater extent than has been our prior experience.

The markets in which we operate are highly competitive, and we may not be able to compete effectively. The markets in which we operate include a large number of participants and are highly competitive. Our primary competitors are IT service providers, large consulting and other professional service firms, applications service providers, telecommunications companies, packaged software vendors and resellers and service groups of computer equipment companies. We also experience competition from numerous smaller, niche-oriented and regionalized service providers. Our business experiences rapid changes in the competitive landscape, with our competitors moving operations offshore to reduce their costs as well as increased competition from offshore providers, primarily India-based competitors. The competition from India-based companies continues to grow in intensity due to the abundance of highly skilled workers in the country, a pro-business regulatory environment and significantly lower costs of labor. Although we have significantly increased our labor resources in India and other lower cost locations in recent years, competitors with a greater presence in such areas may be able to offer lower prices than we are able to offer. Any of these factors may impose additional pricing pressure on us, which could have an adverse affect on our revenues and profit margin.

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

Risks associated with our non-U.S. operations could negatively affect our earnings.  Non-U.S. operations accounted for approximately 48% of our revenues in 2007 and will continue to represent a substantial portion of our business. Our results of operations are affected by our ability to manage risks inherent in doing business abroad. These risks include exchange rate fluctuation, regulatory concerns, terrorist activity, restrictions with respect to the movement of currency, access to highly skilled labor, political and economic instability and our ability to protect our intellectual property. Any of these risks could result in increased costs or otherwise materially adversely affect our financial condition or results of operations and may also impede our ability to expand our international business.

As of December 31, 2007, we owned an approximately 61% interest in MphasiS Limited, a publicly traded applications and business process outsourcing services company based in Bangalore, India. In connection with this investment, we are exposed to additional international risks, including being subject to Indian securities laws and regulations. If we fail to comply with the requirements of the Stock Exchange Board of India, the stock exchanges upon which MphasiS is listed or any of the other applicable Indian regulatory authorities, our investment in MphasiS could be materially adversely affected, and such violation could result in significant legal consequences to us.

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

A material weakness in our internal controls could have a material adverse affect on us. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

Cautionary Statement Regarding Forward-Looking Statements

The statements in this Report that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding estimated revenues, earnings, free cash flow, total contract value ("TCV") of new contract signings, operating margins and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future financial and operating performance (including revenue, earnings, free cash flow and operating margins), future cost savings, the timing of the revenue, earnings and free cash flow impact of new and existing contracts, liquidity, future revenues from new or existing clients, the TCV of new contract signings, business pipeline, industry growth rates and our performance relative thereto, the impact of acquisitions and divestitures, and the impact of client bankruptcies. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. In addition to the factors outlined above, these factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of our cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; and the degree to which third parties continue to outsource IT and business processes. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

As of December 31, 2007, EDS and its consolidated subsidiaries operated approximately 218 locations in 42 states in the United States and 408 locations in 45 countries outside the United States. At such date, we owned approximately 2.7 million square feet of space and leased from third parties approximately 22.6 million square feet of space.

We operate 14 large scale service management centers, or SMCs, to service our IT outsourcing operations in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands and the United Kingdom. In addition, we provide applications services from our Solution Centres located throughout the world. We also operate service delivery centers, or SDCs, at client sites or EDS-owned or leased facilities throughout the world. SDCs usually support a single or small number of clients with more specialized requirements than those supported at the large scale, multiple client SMCs or our solution centres. Our leased properties consist primarily of office, warehouse, solution centre, SDC and non-U.S. SMC facilities. Lease terms are generally five years or, for leases related to a specific client contract, generally have a term concurrent with that contract. We do not anticipate any difficulty in obtaining renewals or alternative space upon expiration of our existing leases. In addition to our owned and leased properties, we occupy office space at client locations throughout the world. Such space is generally occupied pursuant to the terms of the relevant client contract. We review our space requirements and efficiency on an ongoing basis.

ITEM 3.      LEGAL PROCEEDINGS

The information set forth below under the heading "Pending Litigation and Proceedings" in Note 15 of the "Notes to Consolidated Financial Statements" in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted.

EXECUTIVE OFFICERS OF EDS

The following sets forth certain information with respect to our executive officers as of February 1, 2008:

Ronald A. Rittenmeyer, 60, has been Chairman of the Board of EDS since December 2007, Chief Executive Officer since September 2007 and President since December 2006. He served as Chief Operating Officer of EDS from October 2005 to September 2007 (including service as Co-Chief Operating Officer until May 2006) and as Executive Vice President, Global Service Delivery from July 2005 to December 2006. Prior to joining EDS, Mr. Rittenmeyer was Managing Director of The Cypress Group, a private equity firm, from July 2004 to June 2005, Chairman, Chief Executive Officer and President of Safety-Kleen, Inc., a hazardous waste management company, from August 2001 to July 2004, and Chief Executive Officer and President of AmeriServe, a food services company, from February 2000 to December 2001. Prior to that time he held executive positions with RailTex, Inc., Ryder TRS, Inc., Burlington Northern Railroad, Frito-Lay, Inc., PepsiCo Food International and Merisel.

Jeffrey M. Heller, 68, has been Vice Chairman of EDS since December 2006 and a director since rejoining EDS in 2003. He was President of EDS from March 2003 to December 2006 and Chief Operating Officer from March 2003 to October 2005. Mr. Heller retired from EDS in 2002 as Vice Chairman, a position he had held since 2000. He served as President and Chief Operating Officer of EDS from 1996 to 2000 and Senior Vice President from 1984 to 1996. Mr. Heller joined EDS in 1968 and has served in numerous technical and management capacities. He is also a director of Temple Inland Corp. and Mutual of Omaha.

Charles S. Feld, 65, has been Senior Executive Vice President, Applications Services of EDS since December 2006 and was Executive Vice President, Portfolio Development of EDS from January 2004 to December 2006. Mr. Feld has oversight responsibility for the development and strategic direction of our service offerings. From 1992 to January 2004, he served as Chief Executive Officer and President of The Feld Group, Inc., a technology management firm founded by him and acquired by EDS in January 2004. During that period, Mr. Feld served in technology positions at numerous Feld Group clients, including as Chief Information Officer at First Data Resources, a division of First Data Corp., from 2000 to 2002 and Chief Information Officer of Delta Air Lines from 1997 to 2000. Prior to establishing The Feld Group, Mr. Feld had served as Chief Information Officer of the Frito-Lay subsidiary of PepsiCo, Inc. since 1981. His association with that company began in 1970 as a systems engineer for International Business Machines Corporation.

Storrow M. Gordon, 55, has been Executive Vice President, General Counsel and Secretary of EDS since September 2005. Ms. Gordon has oversight responsibility for our legal affairs on a global basis and is responsible for our Office of Ethics and Compliance. She served as Deputy General Counsel of EDS from 2000 to September 2005. Prior to joining EDS in 1991, Ms. Gordon was a shareholder in a Dallas law firm specializing in corporate and general business law.

Jeffrey D. Kelly, 51, has been Executive Vice President, Americas of EDS since August 2007 with oversight responsibility for our Americas operations, and was Executive Vice President, North America of EDS from January 2007 to August 2007. He was a vice president responsible for our General Motors account from January 2005 to January 2007 and divisional vice president of our infrastructure portfolio, leading our services focused on transformation in IT outsourcing, agile infrastructure and leveraged market solutions, from 2002 to 2004. Mr. Kelly has served in numerous operational, sales and client account leadership roles since joining EDS in 1985.

Tina M. Sivinski, 51, has been Senior Executive Vice President and Chief Administrative Officer of EDS since February 2007, with oversight responsibility for our human resources, enterprise risk management, security and real estate functions. She also serves as Chairman of our ExcellerateHRO human resources outsourcing business and as strategic advisor to our global energy industry group. She served as Executive Vice President, Human Resources from October 2003 to February 2007, Senior Vice President, Human Resources from October 2002 to October 2003 and President of our global energy industry group from 2001 to October 2002. Before joining EDS, Ms. Sivinski was Vice President of Strategic Marketing, Sales and Business Development for GrandBasin, a Halliburton Company, from 2000 to 2001, a Vice President of Science Applications International from January to November 2000 and was employed by Data General Corp from 1980 to 1999, most recently as a Vice President.

William G. Thomas, 48, has been Executive Vice President, EMEA of EDS since December 2006. In this and prior positions held since January 2003 he has had oversight responsibility for EDS' Europe, Middle East and Africa (EMEA) operations. Mr. Thomas was regional vice president of EDS UK and Ireland from September 2000 to January 2003. He has served in numerous operational, business development and client account roles since joining EDS in 1991.

Ronald P. Vargo, 53, has been Executive Vice President and Chief Financial Officer of EDS since August 2006 and was Co-Chief Financial Officer from March to August 2006. He has oversight responsibility for all aspects of EDS' finance function, including treasury, financial planning and analysis, tax, controller, administration, investor relations and audit functions. He served as Vice President and Treasurer of EDS from January 2004 until August 2006 and as Treasurer until December 2006, in which positions he had responsibility for EDS' global treasury, corporate finance, and risk management operations as well as pension and corporate investment activities. Prior to joining EDS in January 2004, he was Vice President and Treasurer of TRW Inc., now part of Northrop Grumman, from 1999 to 2003, a position he also held between 1991 and 1994. In addition, he held various financial and management positions at TRW Inc., The Standard Oil Company (subsequently British Petroleum p.l.c.) and General Electric Company.

Executive officers serve at the discretion of our Board of Directors.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "EDS." The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the common stock for the periods indicated.

Calendar Year	High	Low
2006
First Quarter	$28.09	$23.83
Second Quarter	27.86	23.31
Third Quarter	24.59	22.42
Fourth Quarter	27.93	23.80
2007
First Quarter	$29.94	$25.75
Second Quarter	29.95	26.80
Third Quarter	28.93	21.34
Fourth Quarter	23.54	18.89

The last reported sale price of the common stock on the NYSE on February 22, 2008, was $18.78 per share. As of that date, there were approximately 98,800 record holders of common stock.

We declared quarterly dividends on our common stock at the rate of $0.05 per share in 2006 and 2007.

The following table provides information about purchases by EDS of shares of its common stock during the three months ended December 31, 2007.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2007	-	-	-	-
November 1 - 30, 2007	-	-	-	-
December 1 - 31, 2007	2,675,000	$21.29	2,675,000	$943,038,475
Total	2,675,000	$21.29	2,675,000	$943,038,475

On December 4, 2007, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock over the next 18 months in open market purchases or other transactions. As of December 31, 2007, we had purchased an aggregate of 2,675,000 shares pursuant to this share repurchase authorization at a cost of approximately $57 million. The foregoing table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

ITEM 6.  SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	As of and for the Years Ended December 31,
	2007(1)	2006(1)	2005(1)	2004(2)	2003(2)
Operating results
Revenues	$22,134	$21,268	$19,757	$19,863	$19,758
Cost of revenues	18,936	18,579	17,422	18,224	18,261
Selling, general and administrative	1,910	1,858	1,819	1,571	1,577
Other operating (income) expense	156	15	(26)	170	175
Other income (expense)(3)	(43)	(60)	(103)	(272)	(262)
Provision (benefit) for income taxes	360	257	153	(103)	(205)
Income (loss) from continuing operations	729	499	286	(271)	(312)
Income (loss) from discontinued operations	(13)	(29)	(136)	429	46
Cumulative effect on prior years of changes in accounting principles, net of income taxes	-	-	-	-	(1,432)
Net income (loss)	$716	$470	$150	$158	$(1,698)

Per share data
Basic earnings per share of common stock:
Income (loss) from continuing operations	$1.42	$0.96	$0.55	$(0.54)	$(0.65)
Net income (loss)	1.40	0.91	0.29	0.32	(3.55)
Diluted earnings per share of common stock:
Income (loss) from continuing operations	1.37	0.94	0.54	(0.54)	(0.65)
Net income (loss)	1.35	0.89	0.28	0.32	(3.55)
Cash dividends per share of common stock	0.20	0.20	0.20	0.40	0.60

Financial position
Total assets	$19,224	$17,954	$17,087	$17,744	$18,616
Long-term debt, less current portion	3,209	2,965	2,939	3,168	4,148
Shareholders' equity	9,691	7,896	7,512	7,440	7,022

(1)  We adopted a new method of accounting for share-based payments as of January 1, 2005.  This change in accounting resulted in the recognition of pre-tax compensation expense of $33 million ($25 million net of tax), $123 million ($83 million net of tax) and $160 million ($110 million net of tax) for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)  Operating results for each of the years in the two year period ended December 31, 2004, have been restated to conform to the current presentation to reflect certain activities as discontinued operations during 2005.

(3)  Other income (expense) includes net investment gains (losses) in the pre-tax amounts of $0 million, $17 million, $(41) million, $6 million, and $6 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this document.

Overview

We are a leading provider of IT infrastructure, applications development and business process outsourcing services to corporate and government clients around the world. This section provides an overview of the principal factors and events that impacted our 2007 financial results and may impact future financial results.

Results. We reported revenues of $22.1 billion in 2007, an increase of 4% over 2006 revenues of $21.3 billion. Revenues were flat compared to 2006 on an organic basis which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations was $729 million ($1.42 per basic share and $1.37 per diluted share) in 2007, compared to $499 million ($0.96 per basic share and $0.94 per diluted share) in 2006 and $286 million ($0.55 per basic share and $0.54 per diluted share) in 2005. Net income was $716 million ($1.40 per basic share and $1.35 per diluted share) in 2007, compared to $470 million ($0.91 per basic share and $0.89 per diluted share) in 2006 and $150 million ($0.29 per basic share and $0.28 per diluted share) in 2005.

We refer you to "Results of Operations" below for additional information about our results for 2007, 2006 and 2005.

Investments in Infrastructure and Workforce Alignment.  We continued to invest significant amounts in our infrastructure and workforce alignment initiatives in 2007. These investments represented approximately $0.51 per share of expenses during the year ended December 31, 2007, compared to approximately $0.80 per share during the year ended December 31, 2006, and $0.44 per share during the year ended December 31, 2005.

The principal focus of our infrastructure investments in 2007 continued to be the development of our "Agile Enterprise" platform, a network-based utility architecture designed to create a flexible, open and cost-effective technology foundation for the delivery of a significant portion of our IT infrastructure, applications and BPO services, and investments in automation and monitoring tools and products to improve productivity.  This initiative includes investments to drive standardization and automation in our service delivery platforms. We completed the migration of certain large clients to our new service delivery platforms in 2006 and 2007. Our infrastructure investments represented approximately $0.38 per share of expenses in 2007, compared to approximately $0.46 per share of expenses in 2006.

Our workforce alignment investments are focused on increasing our capabilities in lower-cost, Best Shore geographies, including India, Latin America, Hungary and China. We increased the number of employees in Best Shore locations from approximately 32,000 persons at the end of 2006 to approximately 41,000 at the end of 2007, including approximately 27,000 in India. Our India workforce includes employees of our majority-owned MphasiS Limited subsidiary, which in 2007 was integrated with our former EDS India operations. Our 2007 initiatives to increase capabilities in Best Shore locations included the transfer of certain internal administrative functions, which was a principal component of our efforts to reduce our selling, general and administrative ("SG&A") expenses as a percentage of revenue. Our investments in workforce alignment represented approximately $0.13 per share of expenses in 2007 (excluding expenses related to the U.S. early retirement offer described below) compared to $0.34 per share of expenses in 2006.

We expect to significantly increase our overall investment in workforce alignment in 2008 compared to 2007. We expect our 2008 investment in workforce alignment, comprised principally of severance expense and training costs for employees in Best Shore locations, to be approximately $200 million-$250 million in 2008, or approximately $0.25-0.31 per share. This represents an incremental increase of approximately $100 million-$150 million, or $0.12-0.18 per share, compared to 2007. We expect to incur a majority of the incremental workforce alignment expense during the first half of 2008.

During the third quarter of 2007, we announced an early retirement offer ("ERO") for approximately 12,000 U.S. employees. Approximately 2,400 employees accepted the ERO. Employees accepting the offer will receive enhanced retirement benefits payable through normal payment options under the EDS Retirement Plan. In connection with the ERO, we incurred expenses of approximately $154 million, or $0.18 per share, in the fourth quarter of 2007, substantially all of which is attributable to the enhanced retirement benefits. Because substantially all of the ERO cash expenditures will be funded by the EDS Retirement Plan, we do not expect the ERO to result in any material cash expenditures in the future based on the current funded status of that plan.

Total Contract Value of New Contract Signings. A significant portion of our revenue is generated by long-term IT services contracts. Accordingly, the total contract value, or TCV, of new business signings is a key metric used by management to monitor new business activity. We refer you to the discussion of our calculation of TCV under the heading "Non-GAAP Financial Measures" below. The TCV of contract signings (excluding contracts related to discontinued operations) was: 2007 - $19.5 billion; 2006 - $26.5 billion; 2005 - $20.1 billion; 2004 - $14.0 billion; and 2003 - $12.6 billion. The TCV of contract signings can fluctuate significantly from year to year depending on a number of factors, including the number and timing of significant new and renewal contracts (sometimes referred to as "mega-deals") and the length of those contracts. TCV in 2006 included contract renewals with General Motors and the U.S. Navy totaling $7.5 billion. See "2008 Priorities and Expectations" below for our expectations regarding the TCV of new contract signings in 2008.

Acquisition of Saber Government Solutions. On November 30, 2007, we completed the acquisition of an approximate 93 percent equity interest in Saber Government Solutions, a leading provider of software and services to U.S. state and local governments, for approximately $423 million in cash. The acquisition provides us with leverageable platforms for state and local government agencies on a global basis. Saber's current product line includes market-leading software and services that underpin essential, federally funded government functions such as voter registration, election management, public retirement programs, human services, public health services, motor vehicle registration and unemployment insurance.

MphasiS. On June 20, 2006, we acquired a controlling interest in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. The acquisition of MphasiS enhances our capabilities in priority growth areas of applications development and business process outsourcing services. In July 2007, we completed the merger of Electronic Data Systems (India) Private Limited, our wholly-owned Indian subsidiary, into MphasiS. As of December 31, 2007, we owned approximately 61% of MphasiS.

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Under the terms of our contract with the DoN, seat prices were reduced commencing with the three months ended December 31, 2007, which offset the revenue and earnings growth attributable to this contract during the first three quarters of 2007 and will impact year-over-year comparisons of the performance of this contract through the third quarter of 2008. On March 24, 2006, we entered into a contract modification with the DoN pursuant to which, among other amendments, the DoN exercised its option to extend this contract by three years through September 2010. As a result of the contract modification, in compliance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease, we recognized sales-type capital lease revenue of $116 million in the first quarter of 2006 associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now accounted for as operating leases based on revised estimates of economic lives as agreed in the contract modification (20 years). As a result of the activity on the contract during the first quarter of 2006, including the sales-type capital lease revenue resulting from the contract modification, we recognized net non-recurring income of $0.02 per share during that quarter. We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets. Long-lived assets and lease receivables associated with the contract totaled approximately $405 million and $288 million, respectively, at December 31, 2007.

U.K. Ministry of Defence Contract. In March 2005, a consortium led by EDS was awarded a 10-year contract for the first increment of the U.K. Ministry of Defence (MoD) project to consolidate numerous existing information networks into a single next-generation infrastructure (the Defence Information Infrastructure Future project). The total contract value of the initial contract was approximately $3.9 billion over 10 years. Amendments to this contract in December 2006 and September 2007 increased the total contract value by approximately $1.7 billion over the remaining years of the contract. Our upfront expenditure and capital investment requirements for this contract have adversely impacted our free cash flow and earnings during certain fiscal periods since inception of the contract and may continue to do so in the future. There have occurred and may occur in the future program changes and inabilities to achieve certain related dependencies that extend the initial development timeline. This contract provides for adjustments to be made to reflect the financial impact to EDS of certain program changes and any inability to achieve dependencies. During 2007, we reached a mutually satisfactory agreement with the client regarding some billing adjustments under the contract to reflect part of the financial impact to us of an extended development timeline. We will continue in the ongoing course of this contract to work with the client to agree upon any future appropriate adjustments under the contract which may be necessary. If we are unable to reach agreement with the client regarding such adjustments, our revenues, earnings and free cash flow for this contract, or the timing of the recognition thereof, could be adversely impacted.

Verizon. We provided IT services to MCI, Inc. pursuant to an IT services agreement that included minimum annual purchase obligations through January 2008. We also procured network telecommunications services from MCI pursuant to an agreement that included minimum annual purchase obligations through 2010. MCI was acquired by Verizon Communications, Inc. in January 2006. In December 2006, Verizon in-sourced most of the IT services we had been providing to MCI. We received a $90 million payment from Verizon in the fourth quarter of 2006 for assets and transition services. We also received a payment of $225 million from Verizon in the first quarter of 2007 related to the termination of the services we had been providing to MCI. Due to certain contingencies in our agreement with this client, $100 million of this amount was recognized in the first quarter of 2007 and $125 million was deferred and recognized in the third quarter of 2007. We do not expect to recognize any significant revenue or earnings or generate any significant cash flow from this client after 2007. In addition to the changes to our IT services agreement, the agreement pursuant to which we procure telecommunications network services was also amended to, among other things, reduce our minimum annual spend commitment by approximately 50% and provide additional flexibility in our ability to meet that commitment.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 512 million and 542 million, respectively, for the year ended December 31, 2007, 519 million and 529 million, respectively, for the year ended December 31, 2006, and 519 million and 526 million, respectively, for the year ended December 31, 2005. Our share count reflects share repurchases as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes. The effect of our contingently convertible debt was dilutive for the year ended December 31, 2007. Accordingly, $19 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share. On a full-year 2008 weighted-average basis, we expect the number of shares used to compute diluted earnings per share to be approximately 530 million shares, which includes the full effect of our contingently convertible debt.

In April 2007, we completed the $1 billion share repurchase program announced in February 2006. We purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program. On December 4, 2007, the Board of Directors authorized another $1 billion share repurchase program over 18 months. Through December 31, 2007, we had purchased 2.7 million shares at a cost of $57 million under this repurchase program.

2008 Priorities and Expectations.  In 2008, we will continue to invest in improving our cost competitiveness, expanding our sales capabilities, growing our applications services business and improving our service quality, client satisfaction and client innovation. We expect that the successful execution of these initiatives in 2008 will position us for free cash flow and operating margin improvement in 2009.

We currently expect revenues of $22.5 billion plus in 2008, representing growth of approximately 2 percent, including the impact of our Saber acquisition but excluding the impact of currency exchange rates.

We currently expect 2008 adjusted earnings of approximately $1.35 per diluted share. This estimate reflects the expected workforce alignment investments discussed above, a planned increase in sales expenses to support growth opportunities and an increase in Other expense (as described under Other income (expense) below), offset by expected improvements in productivity from our operations, growth and improved contract performance. We refer you to the discussion of adjusted net income and adjusted earnings per share under "Non-GAAP Financial Measures" below.

We currently expect to generate free cash flow of approximately $900 million in 2008. This reflects the positive impact of anticipated improvements in our working capital compared to 2007, offset by higher capital expenditures attributable principally to data center expansions and the investments in workforce alignment discussed above. We refer you to the discussion of free cash flow under "Non-GAAP Financial Measures" below.

We currently expect the TCV of new contract signings in 2008 to be in excess of $20 billion. We refer you to the discussion of the calculation of TCV under the heading "Non-GAAP Financial Measures" below.

The estimates for 2008 financial performance set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations rely on management's current assumptions, including assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the control of management, that could cause actual results to differ materially from such estimates. For a discussion of these factors, we refer you to the discussion under "Risk Factors" above.

Non-GAAP Financial Measures

In addition to generally accepted accounting principles, or GAAP, results, we disclose the non-GAAP measures of adjusted net income, adjusted earnings per share (EPS), and free cash flow. Adjusted net income and adjusted earnings per share exclude the impact of certain special amounts, specifically asset write-offs and other uncapitalized costs associated with acquisitions, earnings/losses from discontinued operations net of taxes, gains and losses from divestitures, reversals of previously recognized restructuring expense, charges to earnings attributable to early retirement offers, and other identified items that management believes are not reflective of our core operating business. Such amounts may have a material impact on our net income and earnings per share. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to EDS for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase (decrease) in cash and cash equivalents. Refer to "Liquidity and Capital Resources" below for a reconciliation of free cash flow to the net increase (decrease) in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005. Management considers these non-GAAP measures an important measure of EDS' performance. Management uses these measures to evaluate EDS' core operating performance period-over-period, analyze underlying trends in EDS' business and establish operational goals and forecasts, including targets for performance-based compensation. EDS may not define adjusted net income, adjusted earnings per share or free cash flow in the same manner as other companies and, accordingly, the amounts reported by EDS for such measures may not be comparable to similarly titled measures reported by other companies.

We also disclose the TCV of new business signings. Management considers TCV to be an important metric to monitor new business activity. There are no third-party standards or requirements governing the calculation of TCV. The TCV of a client contract represents our estimate at contract signing of the total revenue expected over the term of that contract. Contract signings include contracts with new clients and renewals, extensions and add-on business with existing clients. TCV does not include potential revenues that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under non-governmental contracts that are subject to client discretion. TCV reflects a number of management estimates and judgments regarding the contract, including assumptions regarding demand-driven usage, scope of work and client requirements. In addition, our contracts may be subject to currency fluctuations and, for contracts with the U.S. federal government, annual funding constraints and indefinite delivery/indefinite quantity characteristics. Accordingly, the TCV we report should not be considered firm orders or predictive of future operating results.

Non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. To gain a complete picture of our performance, management does (and investors should) rely on our GAAP financial statements.

Results of Operations

Revenues. As-reported growth percentages are calculated using revenues reported in the consolidated statements of income. Organic growth percentages are calculated by removing from current year as-reported revenues the impact of the change in exchange rates between the local currency and the U.S. dollar from the current period and the comparable prior period. It further excludes revenue growth due to acquisitions in the period presented if the comparable prior period had no revenue from the same acquisition, and revenue decreases due to businesses divested in the period presented or the comparable prior period. Segment revenues for non-U.S. operations are measured using fixed currency exchange rates. Differences between the fixed and actual exchange rates are included in the "all other" category.

Following is a summary of revenues for the years ended December 31, 2007 and 2006 (in millions):

			As-Reported	Organic
Consolidated revenues:	2007	2006	Growth %	Growth %
Revenues	$ 22,134	$ 21,268	4%	0%

			% Increase
Segment revenues:	2007	2006	(Decrease)
Americas	$ 10,403	$ 10,584	(2)%
EMEA	6,433	6,470	(1)%
Asia Pacific	1,800	1,490	21%
U.S. Government	2,576	2,520	2%
Other	5	3	-
Total Outsourcing	21,217	21,067	1%
All other	917	201
Total	$ 22,134	$ 21,268	4%

The decrease in Americas revenues was primarily attributable to the Verizon contract termination. As discussed above, Verizon in-sourced most of the IT services we had been providing to MCI in December 2006. The decrease in revenues from the Verizon contract was partially offset by revenue growth attributable to a contract with a new client in our consumer and retail industries group and add-on business with an existing client in our financial services industry group. The decrease in EMEA revenues was attributable to the November 2006 divestiture of Global Field Services ("GFS"), our desktop service and support business located in Europe, which generated approximately $250 million in revenue in 2006.  The decrease in EMEA revenues attributable to this divestiture was substantially offset by a net increase in revenues from client contracts due to certain new contracts in Central and South EMEA offset by decreased revenues from certain client contracts, including terminated contracts, in the U.K.  Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract partially offset by certain contractual price reductions commencing in the fourth quarter of 2007. Refer to the "Overview" section above for a further discussion of the NMCI contract.

Following is a summary of revenues for the years ended December 31, 2006 and 2005 (in millions):

			As-Reported	Organic
Consolidated revenues:	2006	2005	Growth %	Growth %
Revenues	$ 21,268	$ 19,757	8%	7%

			% Increase
Segment revenues:	2006	2005	(Decrease)
Americas	$ 10,584	$ 10,156	4%
EMEA	6,470	5,956	9%
Asia Pacific	1,490	1,384	8%
U.S. Government	2,520	2,093	20%
Other	3	1	-
Total Outsourcing	21,067	19,590	8%
All other	201	167
Total	$ 21,268	$ 19,757	8%

Revenue growth in the Americas from 2005 to 2006 was primarily attributable to contracts with new clients in our retail, energy and transportation industry groups, add-on business with existing clients in our financial services industry group and in Latin America, and our ExcellerateHRO business which began operations in March 2005. Americas revenues in 2006 includes the recognition of a $90 million payment for assets and transition services related to the in-sourcing of services by Verizon described above. Revenue growth in EMEA was primarily attributable to revenues from the U.K. MoD contract, for which 2006 was the first full year of operations, and clients in North and South EMEA, partially offset by a decline in revenues from clients in Central EMEA and the U.K.  Revenue growth in Asia Pacific was primarily attributable to our acquisition of MphasiS in the second quarter of 2006, partially offset by a decline in revenues from a client in the financial services industry in Australia. Revenue growth in U.S. Government was primarily attributable to the NMCI contract and several state Medicaid contracts, partially offset by the impact of the completion of a large federal contract in 2005. Refer to "Overview" above for a further discussion of the U.K. MoD, NMCI and Verizon contracts.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 14.4%, 12.6% and 11.8% in 2007, 2006 and 2005, respectively. The increase in our gross margin percentage in 2007 was primarily attributable to efficiencies in our service delivery organization (110 basis points), a reduction in costs associated with our workforce alignment and infrastructure investment initiatives (80 basis points) and improved performance on the NMCI contract (70 basis points), offset by a net decrease in gross margin related to certain other large contracts. The increase in our gross margin percentage in 2006 was primarily attributable to our enterprise-wide productivity initiatives, including improved performance on significant contracts, better sourcing and other cost structure improvements (240 basis points) and a pension obligation settlement loss associated with the termination of the U.K. Inland Revenue contract in 2005 (40 basis points), partially offset by incremental costs related to investments in our infrastructure, new service offerings and severance (190 basis points). Contracts with improved performance in 2006 include, among others, the NMCI contract (140 basis points), which includes the impact of the contract modification discussed above, and the Verizon contract (35 basis points), which includes the impact of the $90 million payment for assets and transition assistance services discussed above.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.6%, 8.7% and 9.2% in 2007, 2006 and 2005, respectively. The decrease in our SG&A percentage in 2007 was primarily attributable to various cost containment initiatives in our corporate support area. The decrease in our SG&A percentage in 2006 was primarily attributable to an increase in revenues (70 basis points) and a decrease in legal costs (20 basis points), including costs associated with the settlement of a consolidated securities action in 2005, partially offset by an increase in selling costs associated with increasing TCV of new business signings (10 basis points).

Other operating (income) expense. Following is a summary of other operating (income) expense for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Other operating (income) expense:
Restructuring costs, net of reversals	$(4)	$(7)	$68
Early retirement offer	154	-	-
Acquired in-process R&D	6	-	-
Losses (gains) on disposals of businesses	-	22	(93)
Other	-	-	(1)
Total	$156	$15	$(26)

We refer you to Note 19 in the accompanying Notes to Consolidated Financial Statements for a further discussion of the components of other operating (income) expense.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Other income (expense):
Interest expense	$(225)	$(239)	$(241)
Interest income and other, net	182	179	138
Total	$(43)	$(60)	$(103)

Other income (expense) is impacted principally by the following: changes in cash and debt balances that impact interest income and expense; changes in interest rates; interest rate swap revaluations; investment gains and losses; foreign exchange transaction exposure; and minority interest expense for subsidiaries with third-party shareholders.

Other income (expense) decreased from 2006 to 2007 by a net $17 million. The interest expense improvement was primarily due to the impact of interest rate changes on debt. The impact of interest rate changes to interest income was $14 million and to interest rate swap revaluation was $12 million, both of which were substantially offset by decreases in one-time investment gains compared to 2006. Other income (expense) decreased from 2005 to 2006 by a net $43 million. Interest income increased $22 million principally due to higher interest rates. Interest income and other in 2006 included net investment gains of $17 million in 2006 compared to net investment losses of $41 million in 2005, which included a write-down of $35 million related to our leveraged lease investments. These increases were primarily offset by an increase in net foreign currency transaction losses of $24 million, interest rate swap revaluation losses and minority shareholding results.

We anticipate Other expense will increase in 2008 due to the impact of expected interest rates on cash balances, interest rate swap valuations and minority shareholding results.

Income taxes. Our effective income tax rates on income from continuing operations were 33.1%, 34.0% and 34.9% for the years ended December 31, 2007, 2006 and 2005, respectively. The effective tax rate for 2007 was impacted by (i) Texas tax legislation which will permit the recovery of $13 million of deferred tax assets that were written off in 2006, (ii) a change in the German tax rate which resulted in a $29 million reduction in deferred tax assets, and (iii) favorable changes to the liabilities for foreign tax contingencies and other audit related settlements of $49 million. The effective tax rate for 2006 was impacted by (i) the passage of a Texas tax system requiring a $19 million write-off of net deferred tax assets, (ii) the recognition of additional valuation allowances of $44 million for losses incurred in certain foreign tax jurisdictions due to underperforming operations, and (iii) favorable changes to the liabilities for tax contingencies of $48 million, including settlements with the U.S. Internal Revenue Service ("IRS"). The effective tax rate in 2005 was impacted by (i) recognition of additional valuation allowances of $115 million for losses incurred in certain foreign tax jurisdictions due to underperforming operations, and (ii) reversal of certain tax contingency accruals of $40 million due to progress made in jurisdictional tax audits. Our effective tax rate could fluctuate periodically as a result of our adoption of SFAS No. 123R. As we record expense under Statement of Financial Accounting Standards ("SFAS") No. 123R, a deferred tax asset is recorded. The realization of that asset is dependent upon the intrinsic value of an option on the date of exercise. Any unrealized deferred tax asset is charged to tax expense in the period of exercise or expiration and, accordingly, would result in a higher effective tax rate in such period. See "Application of Critical Accounting Policies" for a discussion of factors affecting income tax expense.

We adopted Financial Accounting Standards Board Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, we recognized an increase of $2 million in net unrecognized tax benefits. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information.

Discontinued operations. Loss from discontinued operations includes the results of the maintenance, repair and operations (MRO) management services business which was sold in March 2007 and the Company's A.T. Kearney subsidiary which was sold in January 2006. Loss from discontinued operations also includes various adjustments to gains and losses associated with sales of certain businesses classified as discontinued operations in prior years. Refer to Note 17 in the accompanying Notes to Consolidated Financial Statements for additional information related to discontinued operations.

Segment information. Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements for a summary of certain financial information related to our reportable segments, as well as certain financial information related to our operations by geographic region and by service line.

Seasonality. Our revenues, net income and operating cash flow vary over the calendar year, with the fourth quarter generally reflecting the highest revenues, net income and operating cash flow for the year due to certain services that are purchased more heavily in that quarter as well as the achievement of annual contractual delivery milestones for certain customer contracts in the fourth quarter. In addition, annual contractual pricing reductions for certain IT services are generally weighted toward the beginning of the calendar year while productivity and cost improvements occur throughout the year, resulting in lower net income and operating cash flow earlier in the calendar year. Operating cash flow in the first quarter of each year is also reduced by annual incentive compensation payments accrued in the prior year and annual software and maintenance payments associated with the new fiscal year.

Financial Position

At December 31, 2007, we held cash and marketable securities of $3.2 billion, had working capital of $3.5 billion, and had a current ratio (current assets/current liabilities) of 1.72-to-1. This compares to cash and marketable securities of $3.0 billion, working capital of $3.0 billion, and a current ratio of 1.58-to-1 at December 31, 2006. Approximately 5% of our cash and cash equivalents and marketable securities at December 31, 2007, were not available for debt repayment due to various commercial and regulatory limitations on the use of these assets.

Days sales outstanding for trade receivables were 55 days at December 31, 2007, compared to 56 days at December 31, 2006. Days sales outstanding at December 31, 2007, reflects improved collections of trade receivables in 2007, offset by the impact of a change in payment terms with a significant client that became effective during the year. Days payable outstanding were 21 days at both December 31, 2007, and 2006.

Total debt was $3.4 billion at December 31, 2007 versus $3.1 billion at December 31, 2006. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 26% at December 31, 2007, and 28% at December 31, 2006.

Off-Balance Sheet Arrangements and Contractual Obligations

In connection with certain service contracts, we may arrange a client supported financing transaction ("CSFT") with our client and an independent third-party financial institution or its designee. The use of these transactions enables us to offer clients more favorable contract terms. These transactions also enable the preservation of our capital and allow us to avoid client credit risk relating to the repayment of the financed amounts. Under these transactions, the independent third-party financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. The use of a CSFT on a service contract results in lower contract revenue and expense to EDS over the contract term.

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

The aggregate dollar values of assets purchased under our CSFT arrangements were $5 million, $16 million and $8 million during 2007, 2006 and 2005, respectively. Approximately $15 million in future asset purchases are expected to be financed under existing arrangements. As of December 31, 2007, there were outstanding an aggregate of $76 million under CSFTs yet to be paid by our clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $100 million. We may enter into new CSFTs for existing or new clients which would increase the maximum amount outstanding under these financing arrangements. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

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

Following is a summary of the estimated expiration of financial guarantees outstanding as of December 31, 2007 (in millions):

		Estimated Expiration Per Period
	Total	2008	2009	2010	Thereafter
Performance guarantees:
CSFT transactions	$ 76	$ 33	$ 30	$ 13	$ -
Standby letters of credit, surety bonds and other	568	232	23	15	298
Other guarantees	8	7	1	-	-
Total	$ 652	$ 272	$ 54	$ 28	$ 298

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of December 31, 2007 (in millions):

		Payments Due by Period
	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt, including current portion and interest(1)	$ 4,859	$ 362	$ 1,931	$ 327	$ 2,239
Operating lease obligations	1,591	398	616	317	260
Purchase obligations(2)	1,708	1,099	559	49	1
Total(3)	$ 8,158	$ 1,859	$ 3,106	$ 693	$ 2,500

(1)  Amounts represent the expected cash payments (principal and interest) of our long-term debt and do not include any fair value adjustments or bond premiums or discounts. Amounts also include capital lease payments (principal and interest).

(2)  Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding on EDS and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty. Purchase obligations also exclude our obligation to repurchase minority interests in joint ventures, including our obligation to repurchase Towers Perrin's minority interest in ExcellerateHRO, and to repurchase the approximately 7% interest in our recently acquired Saber Government Solutions subsidiary retained by management of that business.  See Note 16 of the accompanying consolidated financial statements.

(3)  We contributed $123 million and $240 million to our qualified and nonqualified pension plans in 2007 and 2006, respectively, and we expect to contribute approximately $130 million to these plans in 2008, including discretionary and statutory contributions. Our U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes. See Note 13 of the accompanying consolidated financial statements for additional information about our retirement plans.

Liquidity and Capital Resources

Following is a summary of our cash flows for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Cash flows:
Net cash provided by operating activities	$2,041	$1,933	$1,296
Net cash used in investing activities	(1,386)	(33)	(797)
Net cash used in financing activities	(504)	(834)	(681)
Free cash flow	892	887	619

Operating activities. The increase in cash provided by operating activities in 2007 compared to 2006 was due to a $344 million increase in cash provided by earnings (i.e., net income less non-cash operating items) and a $(236) million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from a $463 million net decrease in amounts collected from customers but not yet earned and a $407 million net increase in vendor payments. The net decrease in amounts collected from customers but not yet earned in 2007 resulted primarily from a $100 million payment from NMCI and a $270 million payment from another government client in 2006. The increase in vendor payments was primarily associated with the ramp-up of certain large contracts. The decrease in cash in 2007 resulting from changes in the aforementioned operating assets and liabilities was partially offset by an improvement in receivable collections and less cash used for taxes in 2007, primarily resulting from higher tax payments to the IRS in 2006 associated with tax audit issues and a decrease in deferred tax assets in the first half of 2007. The increase in cash provided by operating activities in 2006 compared to 2005 was due to a $48 million increase in cash provided by earnings (i.e., net income less non-cash operating items) and a $589 million change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from an improvement in receivable collections and lower vendor and tax payments, partially offset by an increase in contract costs and vendor prepayments and a decrease in customer prepayments. The change in operating liabilities was also impacted by various severance accruals recognized in 2006 that were paid in 2007, and certain significant vendor payments in 2005 that had been recognized as expense in 2004.

Investing activities. The change in net cash used in investing activities in 2007 compared to 2006 was primarily due to a decrease in net proceeds from marketable securities and investments and other assets. The change in net cash used in investing activities in 2006 compared to 2005 was primarily due to an increase in net proceeds from marketable securities, partially offset by a decrease in net proceeds from investments and real estate and an increase in payments for software. Payments for acquisitions relate primarily to the purchases of Saber and RelQ in 2007, MphasiS in 2006 and the Towers Perrin pension, health and welfare administration services business in 2005. Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements for additional information related to our acquisitions. Net proceeds from real estate sales resulted from the sales of real estate properties and land held for development. Refer to Notes 3 and 5 in the accompanying Notes to Consolidated Financial Statements for additional information related to our real estate sales.

Financing activities. The increase in net cash used in financing activities in 2007 compared to 2006 was primarily due to a decrease in purchases of treasury stock and debt repayments, partially offset by a decrease in cash provided by employee stock transactions. The increase in net cash used in financing activities in 2006 was primarily due to purchases of treasury stock, partially offset by a reduction in debt payments and an increase in cash provided by employee stock transactions. Refer to the "Overview" section above and Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information about our share repurchase authorizations. Refer to "Off-Balance Sheet Arrangements and Contractual Obligations" above for a summary of expected payments related to our outstanding debt at December 31, 2007.

Free cash flow. We reported free cash flow of $892 million for the year ended December 31, 2007, compared to $887 million for the year ended December 31, 2006 and $619 million for the year ended December 31, 2005. We refer you to the discussion of free cash flow under "Non-GAAP Financial Measures" above. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Net cash provided by operating activities	$2,041	$1,933	$1,296

Capital expenditures:
Proceeds from investments and other assets	67	264	310
Net proceeds from real estate sales	28	49	178
Payments for purchases of property and equipment	(725)	(729)	(718)
Payments for investments and other assets	-	(94)	(27)
Payments for purchases of software and other intangibles	(378)	(427)	(300)
Other investing activities	34	35	29
Capital lease payments	(175)	(144)	(149)
Total net capital expenditures	(1,149)	(1,046)	(677)
Free cash flow	892	887	619

Other investing and financing activities:
Proceeds from sales of marketable securities	-	2,793	1,434
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(49)	160
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(461)	(361)	(552)
Payments for purchases of marketable securities	(4)	(1,514)	(1,311)
Proceeds from long-term debt	13	-	5
Payments on long-term debt	(17)	(213)	(560)
Purchase of treasury stock	(391)	(667)	-
Employee stock transactions	155	285	107
Dividends paid	(102)	(104)	(105)
Other financing activities	13	9	21
Effect of exchange rate changes on cash and cash equivalents	16	7	(21)
Net increase (decrease) in cash and cash equivalents	$167	$1,073	$(203)

Credit facilities. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at December 31, 2007:

	Covenant	Actual
Leverage ratio	≤ 3.00	1.16
Interest coverage ratio	≥ 3.00	12.88

At December 31, 2007, there were no amounts outstanding under the Credit Agreement. We anticipate utilizing the Credit Agreement principally for the issuance of letters of credit which aggregated $184 million at December 31, 2007. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement.

Credit ratings. Following is a summary of our senior long-term debt credit ratings and outlook by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at December 31, 2007:

	Moody's	S&P	Fitch
Senior long-term debt	Ba1	BBB-	BBB-
Outlook	Positive	Stable	Positive

At December 31, 2007, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At December 31, 2007, we had total liquidity of $3.8 billion, comprised of unrestricted cash and marketable securities of $3.0 billion and availability under our unsecured credit facilities of $816 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least $1 billion.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. We will be required to apply the provisions of the new standards in the first quarter of 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard will allow companies to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. We will be required to adopt this new standard in the first quarter of 2008.

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

We adopted FIN 48 effective January 1, 2007. We refer you to "Results of Operations" above and Note 1 in the accompanying Notes to Consolidated Financial Statements for additional information about this accounting change.

Application of Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgments and estimates are used include, but are not limited to, revenue recognition and associated cost deferral, accounts receivable collectibility, accounting for long-lived assets, deferred income taxes, liabilities for tax contingencies, retirement plans, stock-based compensation, performance guarantees and litigation.

Revenue recognition and associated cost deferral. We provide IT and business process outsourcing services under time-and-material, unit-price and fixed-price contracts, which may extend up to 10 or more years. Services provided over the term of these arrangements may include one or more of the following: IT infrastructure support and management; IT system and software maintenance; application hosting; the design, development, or construction of software and systems ("Construct Service"); transaction processing; and business process management.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method usually using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an amount of deferred costs is recognized as expense so that cumulative profit equals zero. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Service is completed and the final milestone met, all unrecognized costs, milestone billings and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

Accounts receivable. Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Our allowances for doubtful accounts as a percentage of total gross trade receivables were 1.4% and 1.9% at December 31, 2007 and 2006, respectively.

Long-lived assets. Our property and equipment, software and definite-lived intangible asset policies require the amortization or depreciation of assets over their estimated useful lives. An asset's useful life is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. The useful lives of property and equipment are limited to the standard depreciable lives or, for certain assets dedicated to client contracts, the related contract term. The useful lives of capitalized software are limited to the shorter of the license period or the related contract term. The estimated useful lives of definite-lived intangible assets are based on the expected use of the asset and factors that may limit the use of the asset. We may utilize the assistance of a third-party appraiser in the assessment of the useful life of an intangible asset.

Goodwill is not amortized, but instead tested for impairment at least annually. The goodwill impairment test requires us to identify our reporting units, obtain estimates of the fair values of those units as of the testing date and compare the estimated fair value of each unit to its carrying value. Our reporting units are identified based on a review of our internal reporting structure and are comprised of the components of our operating segments that share similar economic characteristics. The fair value of a reporting unit is the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We utilize our weighted-average cost of capital to discount the estimated expected future cash flows of each unit. We conducted our annual goodwill impairment test for 2007 as of December 1, 2007. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2007 indicating the underlying goodwill of each unit was not impaired.

We plan to conduct our annual impairment test as of December 1st of each year when our budgets and operating plans for the forthcoming year are expected to be finalized. The timing and frequency of additional goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the unit's goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. The implied fair value of the reporting unit's goodwill would become the new cost basis of the unit's goodwill.

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

SFAS No. 87 requires the use of an expected long-term rate of return that, over time, will approximate the actual long-term returns earned on pension plan assets. We base this assumption on historical actual returns as well as anticipated future returns based on our investment mix. Given our relatively young workforce, we are able to take a long-term view of our pension investment strategy. Accordingly, plan assets are weighted heavily towards equity investments. Equity investments are susceptible to significant short-term fluctuations but have historically outperformed most other investment alternatives on a long-term basis. At December 31, 2007, 86% of pension assets were invested in public and private equity and real estate investments with the remaining assets being invested in fixed income securities. Such mix is consistent with that assumed in determining the expected long-term rate of return on plan assets. Rebalancing our actual asset allocations to our planned allocations based on actual performance has not been a significant issue.

An 8.5% and 8.4% weighted-average expected long-term rate of return on plan assets assumption was used for the pension plan actuarial valuations in 2007 and 2006, respectively. A 100 basis point increase or decrease in this assumption results in an estimated pension expense decrease or increase, respectively, of $96 million in the subsequent year's pension expense (based on the most recent pension valuation and assuming all other variables are constant).

An assumed discount rate is required to be used in each pension plan actuarial valuation. This rate reflects the underlying rate determined on the measurement date at which the pension benefits could effectively be settled. High-quality bond yields on our measurement date, October 31, 2007, with maturities consistent with expected pension payment periods are used to determine the appropriate discount rate assumption. For the countries with the largest pension plans, actual participant data is used by our actuaries to determine the maturity of the benefit obligation which is matched to bonds available at the measurement date. In other countries, we use the average age of the participants to determine the maturity of the benefit obligation. The weighted-average discount rate assumptions used for the 2007 and 2006 pension plan actuarial valuations were 5.9% and 5.4%, respectively. The methodology used to determine the appropriate discount rate assumption has been consistently applied. A 100 basis point increase in the discount rate assumption will result in an estimated decrease of approximately $195 million in the subsequent year's pension expense, and a 100 basis point decrease in the discount rate assumption will result in an estimated increase of approximately $147 million in the subsequent year's pension expense (based on the most recent pension valuation and assuming all other variables are constant).

Our long-standing policy has been to make consistent cash pension plan contributions and invest plan assets in diversified portfolios to provide investment returns that will fund a substantial portion of the ongoing benefit costs. Actual pension plan asset returns have exceeded expected returns reflected in our assumptions in recent years, and we have also experienced rising discount rates that have resulted in substantial improvements to our pension plans' funded status. The overall funded status increased by $973 million from October 31, 2006, to October 31, 2007, resulting in an increase in shareholders' equity of $842 million from December 31, 2006, to December 31, 2007. Deferred pension costs were $565 million at December 31, 2007, an increase of $473 million from December 31, 2006. Pension benefit liabilities were $989 million at December 31, 2007, a decrease of $415 million from December 31, 2006.

Our weighted-average long-term rate of return assumption for plan assets as of January 1, 2008, is 8.5%. Our 2008 net periodic benefit cost is expected to decrease from 2007 due to additional cash contributions made in recent years, returns on plan assets in excess of expectations and increases in the discount rates of most countries. Our required minimum amount of 2008 contributions will be approximately the same as actual contributions made in 2007.

Stock-based compensation. We estimate the fair value of stock options using a Black-Scholes-Merton pricing model. The outstanding term of an option is estimated using a simplified method, which is the average of the vesting term and contractual term of the option. Expected volatility during the estimated outstanding term of the option is based on historical volatility during a period equivalent to the estimated outstanding term of the option and implied volatility as determined based on observed market prices of our publicly traded options. Expected dividends during the estimated outstanding term of the option are based on recent dividend activity. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. We estimate the fair value of restricted stock units based on the market value of our stock on the date of grant, adjusted for any restrictive provisions affecting fair value, such as required holding periods after the date of vesting. Compensation expense for share-based payment is charged to operations over the vesting period of the award, and includes an estimate for the number of awards expected to vest. The initial estimate is based on historical results, and compensation expense is adjusted for actual results. If vesting of such an award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

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

There are various claims and pending actions against EDS arising in the ordinary course of our business. See Note 15 in the accompanying Notes to Consolidated Financial Statements for a discussion of one current action. Certain of these actions seek damages in significant amounts. In determining whether a loss accrual or disclosure in our consolidated financial statements is required, we consider, among other things, the degree to which we can make a reasonable estimate of the loss, the degree of probability of an unfavorable outcome, and the applicability of insurance coverage for a loss. The degree of probability and the loss related to a particular claim are typically estimated with the assistance of legal counsel.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We enter into various hedging transactions to manage this risk. We do not hold or issue derivative financial instruments for trading purposes. A discussion of our accounting policies for financial instruments, and further disclosure relating to financial instruments, are included in the notes to the accompanying consolidated financial statements.

Interest rate risk. Interest rate risk is managed through our debt portfolio of fixed- and variable-rate instruments including interest rate swaps. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in short-term market interest rates. If these rates average 10% more in 2008 than in 2007, there would be no material adverse impact on our results of operations or financial position. During 2007, had short-term market interest rates averaged 10% more than in 2006, there would have been no material adverse impact on our results of operations or financial position.

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

Generally, foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these instruments are recognized immediately in earnings. In addition, since we enter into forward contracts only as an economic hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. dollar. If these rates average 10% more in 2008 than in 2007, there would be no material adverse impact on our results of operations or financial position. During 2007, had foreign currency rates averaged 10% more than in 2006, there would have been no material adverse impact on our results of operations or financial position.

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

KPMG LLP, independent auditors, is retained to audit EDS' consolidated financial statements and the effectiveness of the company's internal control over financial reporting. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors is composed solely of independent, non-employee directors, and is responsible for recommending to the Board the independent auditing firm to be retained for the coming year. The Audit Committee meets regularly and privately with the independent auditors, with the company's internal auditors, and with management to review accounting, auditing, internal control and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of EDS is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. EDS' internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of EDS;
*

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

*	provide reasonable assurance that receipts and expenditures of EDS are being made only in accordance with authorization of management and directors of EDS; and
*

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of EDS' assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EDS management assessed the effectiveness of EDS' internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of EDS' internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment and those criteria, management believes that EDS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007.

Ronald A. Rittenmeyer CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER February 27, 2008	Ronald P. Vargo EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited Electronic Data Systems Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and the related financial statement schedule, and our report dated February 27, 2008, expressed an unqualified opinion on those consolidated financial statements and schedule.

KPMG LLP

Dallas, Texas

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Electronic Data Systems Corporation:

We have audited the accompanying consolidated balance sheets of Electronic Data Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three‑year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Data Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, during 2007, the Company adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, during 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132R, and, during 2005, the Company adopted SFAS No. 123R, Share- Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Data Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 27, 2008

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues	$22,134	$21,268	$19,757

Costs and expenses
Cost of revenues	18,936	18,579	17,422
Selling, general and administrative	1,910	1,858	1,819
Other operating (income) expense	156	15	(26)
Total costs and expenses	21,002	20,452	19,215

Operating income	1,132	816	542

Interest expense	(225)	(239)	(241)
Interest income and other, net	182	179	138
Other income (expense)	(43)	(60)	(103)

Income from continuing operations before income taxes	1,089	756	439

Provision for income taxes	360	257	153
Income from continuing operations	729	499	286
Loss from discontinued operations, net of income taxes	(13)	(29)	(136)
Net income	$716	$470	$150

Basic earnings per share of common stock
Income from continuing operations	$1.42	$0.96	$0.55
Loss from discontinued operations	(0.02)	(0.05)	(0.26)
Net income	$1.40	$0.91	$0.29

Diluted earnings per share of common stock
Income from continuing operations	$1.37	$0.94	$0.54
Loss from discontinued operations	(0.02)	(0.05)	(0.26)
Net income	$1.35	$0.89	$0.28

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,139	$2,972
Marketable securities	55	45
Accounts receivable, net	3,603	3,647
Prepaids and other	958	866
Deferred income taxes	690	727
Total current assets	8,445	8,257

Property and equipment, net	2,489	2,179
Deferred contract costs, net	984	807
Investments and other assets	1,099	636
Goodwill	5,092	4,365
Other intangible assets, net	929	749
Deferred income taxes	186	961
Total assets	$19,224	$17,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$605	$677
Accrued liabilities	2,616	2,689
Deferred revenue	1,473	1,669
Income taxes	54	72
Current portion of long-term debt	168	127
Total current liabilities	4,916	5,234

Pension benefit liability	989	1,404
Long-term debt, less current portion	3,209	2,965
Minority interests and other long-term liabilities	419	455
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at December 31, 2007 and 2006	5	5
Additional paid-in capital	3,097	2,973
Retained earnings	6,158	5,630
Accumulated other comprehensive income (loss)	1,070	(182)
Treasury stock, at cost, 22,113,129 and 17,658,428 shares at December 31, 2007 and 2006, respectively	(639)	(530)
Total shareholders' equity	9,691	7,896
Total liabilities and shareholders' equity	$19,224	$17,954

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions)

					Accumu-
					lated
					Other
					Compre-
	Common Stock		Additional		hensive	Treasury Stock		Share-
	Shares		Paid-In	Retained	Income	Shares		holders'
	Issued	Amount	Capital	Earnings	(Loss)	Held	Amount	Equity

Balance at December 31, 2004	523	$5	$2,433	$5,492	$(59)	7	$(431)	$7,440
Comprehensive loss:
Net income	-	-	-	150	-	-	-	150
Currency translation adjustment, net of tax effect of $(75)	-	-	-	-	(293)	-	-	(293)
Unrealized losses on securities, net of tax effect of $(3), and reclassification adjustment	-	-	-	-	(1)	-	-	(1)
Change in minimum pension liability, net of tax effect of $(7)	-	-	-	-	(14)	-	-	(14)
Total comprehensive loss								(158)
Dividends	-	-	-	(105)	-	-	-	(105)
Stock award transactions	3	-	249	(166)	-	(4)	252	335
Balance at December 31, 2005	526	$5	$2,682	$5,371	$(367)	3	$(179)	$7,512
Comprehensive income:
Net income	-	-	-	470	-	-	-	470
Currency translation adjustment, net of tax effect of $70	-	-	-	-	313	-	-	313
Unrealized losses on securities, net of tax effect of $4, and reclassification adjustment	-	-	-	-	4	-	-	4
Change in minimum pension liability, net of tax effect of $229	-	-	-	-	434	-	-	434
Total comprehensive income								1,221
Adjustment to initially apply FASB Statement No. 158, net of tax effect of $(255)	-	-	-	-	(566)	-	-	(566)
Dividends	-	-	-	(104)	-	-	-	(104)
Purchase of treasury shares	-	-	-	-	-	26	(683)	(683)
Stock award transactions	6	-	291	(107)	-	(11)	332	516
Balance at December 31, 2006	532	$5	$2,973	$5,630	$(182)	18	$(530)	$7,896
Comprehensive income:
Net income	-	-	-	716	-	-	-	716
Currency translation adjustment, net of tax effect of $135	-	-	-	-	410	-	-	410
Change in funded status of pension plans, net of tax effect of $394	-	-	-	-	842	-	-	842
Total comprehensive income								1,968
Adjustment to initially apply FASB Interpretation No. 48	-	-	-	(17)	-	-	-	(17)
Dividends	-	-	-	(102)	-	-	-	(102)
Purchase of treasury shares	-	-	-	-	-	14	(374)	(374)
Stock award transactions	-	-	124	(69)	-	(10)	265	320
Balance at December 31, 2007	532	$5	$3,097	$6,158	$1,070	22	$(639)	$9,691

See accompanying notes to consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$716	$470	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	1,441	1,337	1,384
Deferred compensation	154	209	224
Other long-lived asset write-downs	14	19	164
Other	69	15	80
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	327	51	(310)
Prepaids and other	(191)	(155)	20
Deferred contract costs	(331)	(285)	(161)
Accounts payable and accrued liabilities	(95)	312	(207)
Deferred revenue	(269)	194	299
Income taxes	206	(234)	(347)
Total adjustments	1,325	1,463	1,146
Net cash provided by operating activities	2,041	1,933	1,296

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	-	2,793	1,434
Proceeds from investments and other assets	67	264	310
Net proceeds (payments) from divested assets and non-marketable equity securities	53	(49)	160
Net proceeds from real estate sales	28	49	178
Payments for purchases of property and equipment	(725)	(729)	(718)
Payments for investments and other assets	-	(94)	(27)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(461)	(361)	(552)
Payments for purchases of software and other intangibles	(378)	(427)	(300)
Payments for purchases of marketable securities	(4)	(1,514)	(1,311)
Other	34	35	29
Net cash used in investing activities	(1,386)	(33)	(797)

Cash Flows from Financing Activities
Proceeds from long-term debt	13	-	5
Payments on long-term debt	(17)	(213)	(560)
Capital lease payments	(175)	(144)	(149)
Purchase of treasury stock	(391)	(667)	-
Employee stock transactions	155	285	107
Dividends paid	(102)	(104)	(105)
Other	13	9	21
Net cash used in financing activities	(504)	(834)	(681)
Effect of exchange rate changes on cash and cash equivalents	16	7	(21)
Net increase (decrease) in cash and cash equivalents	167	1,073	(203)
Cash and cash equivalents at beginning of year	2,972	1,899	2,102
Cash and cash equivalents at end of year	$3,139	$2,972	$1,899

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Electronic Data Systems Corporation is a professional services firm that offers its clients a portfolio of related services worldwide within the broad categories of IT infrastructure, applications and business process outsourcing services. The Company also provided management consulting services through its A.T. Kearney subsidiary which was sold in January 2006 (see Note 17). Services include the design, construction or management of computer networks, information systems, information processing facilities and business processes. As used herein, the terms "EDS" and the "Company" refer to Electronic Data Systems Corporation and its consolidated subsidiaries.

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

Earnings Per Share

Basic earnings per share of common stock is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and stock purchase contracts and the issuance of shares in respect of restricted stock units that would have had a dilutive effect on earnings per share. Contingently convertible debt is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, net income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of the Company's contingently convertible debt was dilutive for the year ended December 31, 2007. Accordingly, $19 million of tax-effected interest was added to income from continuing operations and net income and 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the year ended December 31, 2007.

Following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Basic earnings per share of common stock:
Weighted-average common shares outstanding	512	519	519
Effect of dilutive securities (Note 11):
Restricted stock units	6	2	2
Stock options	4	8	5
Convertible debt	20	-	-
Diluted earnings per share of common stock:
Weighted-average common and common equivalent shares outstanding	542	529	526

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Common stock options and warrants	13	15	42
Convertible debt	-	20	20

Accounting Changes

The Company adopted Financial Accounting Standards Board Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007. See Note 10 for additional information related to this new accounting standard.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R, effective December 31, 2006. This Statement requires recognition of the funded status of a defined benefit plan in the statement of financial position as an asset or liability if the plan is overfunded or underfunded, respectively. Changes in the funded status of a plan are required to be recognized in the year in which the changes occur, and reported in comprehensive income as a separate component of stockholders' equity. Further, certain gains and losses that were not previously recognized in the financial statements are required to be reported in comprehensive income, and certain disclosure requirements were changed. These changes were effective for fiscal years ending after December 15, 2006, with no retroactive restatement of prior periods. Adoption of this standard did not impact the Company's compliance with financial debt covenants.

Following is the incremental impact of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 (in millions):

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Investments and other assets	$872	$(236)	$636
Deferred income taxes	706	255	961
Total assets	17,935	19	17,954
Accrued liabilities	2,653	36	2,689
Total current liabilities	5,198	36	5,234
Pension benefit liability	855	549	1,404
Accumulated other comprehensive income (loss)	384	(566)	(182)
Total shareholders' equity	8,462	(566)	7,896
Total liabilities and shareholders' equity	17,935	19	17,954

SFAS No. 158 also requires companies to measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year instead of the October 31 early measurement date the Company currently uses. The Company will adopt the measurement date change in the fourth quarter of 2008. Upon adoption, the Company will recognize a reduction of retained earnings of approximately $22 million, representing net periodic benefit cost for the period from October 31, 2008, to December 31, 2008. If any curtailments, settlements or other special termination benefit charges are incurred during that period, the impact will be recognized in earnings.

Accounts Receivable

Reserves for uncollectible trade receivables are established when collection of amounts due from clients is deemed improbable. Indicators of improbable collection include client bankruptcy, client litigation, industry downturns, client cash flow difficulties, or ongoing service or billing disputes. Receivables more than 180 days past due are automatically reserved unless persuasive evidence of probable collection exists. Accounts receivable are shown net of allowances of $51 million and $71 million at December 31, 2007 and 2006, respectively.

Marketable Securities

Marketable securities consist of government and agency obligations, corporate debt and corporate equity securities. The Company classifies all of its debt and marketable equity securities as trading or available-for-sale. All such investments are recorded at fair value. Changes in net unrealized holding gains (losses) on trading securities are recognized in income, whereas changes in net unrealized holding gains (losses) on available-for-sale securities are reported as a component of accumulated other comprehensive loss, net of tax, in shareholders' equity until realized.

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

The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but instead tested for impairment at least annually. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Reporting units are the geographic components of its reportable segments that share similar economic characteristics. The fair value of a reporting unit is estimated using the Company's projections of discounted future operating cash flows of the unit. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. A reporting unit whose fair value is less than its carrying value requires a second step to determine whether the goodwill allocated to the unit is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. The implied fair value of a reporting unit's goodwill is determined by allocating the fair value of the entire reporting unit to the assets and liabilities of that unit, including any unrecognized intangible assets, based on fair value. The excess of the fair value of the entire reporting unit over the amounts allocated to the identifiable assets and liabilities of the unit is the implied fair value of the reporting unit's goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified. As this impairment test is based on the Company's assessment of the fair value of its reporting units, future changes to these estimates could also cause an impairment of a portion of the Company's goodwill balance.

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

Purchased or licensed software not subject to a subscription agreement is capitalized and amortized on a straight-line basis, generally over two to five years. Costs of developing and maintaining software systems incurred primarily in connection with client contracts are considered contract costs. Purchased software and certain development costs for computer software sold, leased or otherwise marketed as a separate product or as part of a product or process are capitalized and amortized on a product-by-product basis over their remaining estimated useful lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The estimated useful lives of software products to be sold, leased or otherwise marketed are generally three years or less. Software development costs incurred to meet the Company's internal needs are capitalized and amortized on a straight-line basis over three to five years. Software under subscription arrangements, whereby the software provider makes available current software products as well as products developed or acquired during the term of the arrangement, are executory contracts and expensed ratably over the subscription term.

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

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are irregular, revenue is recognized on a straight-line basis over the contract term. However, if the single service is a Construct Service, revenue is recognized under the percentage-of-completion method usually using a zero-profit methodology. Under this method, costs are deferred until contractual milestones are met, at which time the milestone billing is recognized as revenue and an amount of deferred costs is recognized as expense so that cumulative profit equals zero. If the milestone billing exceeds deferred costs, then the excess is recorded as deferred revenue. When the Construct Service is completed and the final milestone met, all unrecognized costs, milestone billings, and profit are recognized in full. If the contract does not contain contractual milestones, costs are expensed as incurred and revenue is recognized in an amount equal to costs incurred until completion of the Construct Service, at which time any profit would be recognized in full. If total costs are estimated to exceed revenue for the Construct Service, then a provision for the estimated loss is made in the period in which the loss first becomes apparent.

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

The Company's software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, consulting and training. The aggregate arrangement fee is allocated to each of the undelivered elements in an amount equal to its fair value, with the residual of the arrangement fee allocated to the delivered elements. Fair values are based upon vendor-specific objective evidence. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: a) a written contract for the license of software has been executed, b) the Company has delivered the product to the customer, c) the license fee is fixed or determinable, and d) collectibility of the resulting receivable is deemed probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the support period. Fees allocated to other services are recognized as revenue as the service is performed.

Deferred revenue of $1,473 million and $1,669 million at December 31, 2007 and 2006, respectively, represented billings in excess of amounts earned on certain contracts.

Stock-Based Compensation

The Company estimates the fair value of stock options using a Black-Scholes-Merton pricing model. The outstanding term of an option is estimated using a simplified method, which is the average of the vesting term and contractual term of the option. Expected volatility during the estimated outstanding term of the option is based on historical volatility during a period equivalent to the estimated outstanding term of the option and implied volatility as determined based on observed market prices of the Company's publicly traded options. Expected dividends during the estimated outstanding term of the option are based on recent dividend activity. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. The Company estimates the fair value of restricted stock units based on the market value of its stock on the date of grant, adjusted for any restrictive provisions affecting fair value, such as required holding periods after the date of vesting. Compensation expense for share-based payment is charged to operations over the vesting period of the award, and includes an estimate for the number of awards expected to vest. The initial estimate is based on historical results, and compensation expense is adjusted for actual results. If vesting of the award is conditioned upon the achievement of performance goals, compensation expense during the performance period is estimated using the most probable outcome of the performance goals, and adjusted as the expected outcome changes.

Currency Translation

Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains and losses are reflected in the accumulated other comprehensive loss component of shareholders' equity net of income taxes. Cumulative currency translation adjustment gains included in shareholders' equity were $912 million, $502 million and $189 million at December 31, 2007, 2006 and 2005, respectively. Net currency transaction gains (losses) are reflected in other income (expense) in the consolidated statements of income and were $(18) million, $(18) million and $6 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Financial Instruments and Risk Management

Following is a summary of the carrying amounts and fair values of the Company's significant financial instruments at December 31, 2007 and 2006 (in millions):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Available-for-sale marketable securities (Note 2)	$55	$55	$45	$45
Investments in securities, joint ventures and partnerships, excluding equity method investments (Note 5)	11	11	10	10
Long-term debt (Note 8)	(3,377)	(3,370)	(3,092)	(3,196)
Foreign currency forward contracts, net asset	26	26	29	29
Interest rate swap agreements, net liability	(22)	(22)	(97)	(97)

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

Foreign Currency Risk

The Company has significant international sales and purchase transactions in foreign currencies. The Company enters into foreign currency forward contracts and may enter into currency options with durations of generally less than 30 days to hedge such transactions. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. Generally, these instruments are not designated as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in other income (expense). The Company's currency hedging activities are focused on exchange rate movements, primarily in Canada, Mexico, the United Kingdom, Western European countries that use the euro as a common currency, Australia, India, Israel and Switzerland. At December 31, 2007 and 2006, the Company had forward exchange contracts to purchase various foreign currencies in the amount of $2.6 billion and $1.9 billion, respectively, and to sell various foreign currencies in the amount of $0.9 billion and $1.0 billion, respectively.

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

The Company had interest rate swap fair value hedges outstanding in the notional amount of $1.8 billion in connection with its long-term notes payable at December 31, 2007 and 2006 (see Note 8). Under the swaps, the Company receives fixed rates ranging from 6.0% to 7.125% and pays floating rates tied to the London Interbank Offering Rate ("LIBOR"). The weighted-average floating rates were 7.25% and 7.64% at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, respectively, the Company had $700 million of swaps and related debt which contained the same critical terms. Accordingly, no gain or loss relating to the change in fair value of the swap and related hedged item was recognized in earnings. At December 31, 2007 and 2006, $1.1 billion of the interest rate swaps contained different terms than the related underlying debt. Accordingly, the Company recognized in earnings the change in fair value of the interest rate swap and underlying debt which amounted to gains (losses) of $(9.4) million and $2.8 million during 2007 and 2006, respectively. Such gains (losses) are included in other income (expense) in the accompanying consolidated statements of income.

Comprehensive Income (Loss) and Shareholders' Equity

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. For the years ended December 31, 2006 and 2005, reclassifications from accumulated other comprehensive loss to net income of net gains (losses) recognized on marketable security transactions were $(7) million and $(3) million, net of the related tax expense (benefit) of $(4) million and $(1) million, respectively. There were no such reclassifications for the year ended December 31, 2007.

Following is a summary of changes within each classification of accumulated other comprehensive loss for the years ended December 31, 2007 and 2006 (in millions):

	Cumulative Translation Adjustments	Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plans	Accumulated Other Compre- hensive Income (Loss)
Balance at December 31, 2005	$189	$(4)	$(552)	$(367)
Change	313	4	(132)	185
Balance at December 31, 2006	502	-	(684)	(182)
Change	410	-	842	1,252
Balance at December 31, 2007	$912	$-	$158	$1,070

In connection with its employee stock incentive plans, the Company issued 9.7 million, 11.4 million and 4.5 million shares of treasury stock at a cost of $265 million, $332 million and $252 million during 2007, 2006 and 2005, respectively. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $69 million, $107 million and $166 million in the consolidated statements of shareholders' equity and comprehensive income (loss) during 2007, 2006 and 2005, respectively.

On December 4, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. The Company repurchased 2.7 million shares in the open market at a cost of $57 million, before commissions, during the year ended December 31, 2007 in connection with this share repurchase authorization.

On February 21, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In connection with the share repurchase authorization, on February 23, 2006, the Company entered into a $400 million accelerated share repurchase agreement with a financial institution pursuant to which the Company repurchased 15.3 million shares of common stock in the open market during the repurchase period which ended on May 31, 2006. The final amount paid under the arrangement was $26.16 per share, excluding fees and commissions. The Company also repurchased 10.9 million shares in the open market at a cost of $283 million, before commissions, during the year ended December 31, 2006. In April 2007, the Company completed the $1 billion share repurchase program announced in February 2006. The Company purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program.

During 2006, cumulative translation adjustments of approximately $40 million were transferred from accumulated other comprehensive loss to net income due to the divestitures of certain non-U.S. investments (see Notes 17 and 19).

Income Taxes

The Company provides for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The deferral method is used to account for investment tax credits. Valuation allowances are recorded to reduce deferred tax assets to an amount whose realization is more likely than not. In determining the recognition of uncertain tax positions, the Company applies a more-likely-than-not recognition threshold and determines the measurement of uncertain tax positions considering the amounts and probabilities of the outcomes that could be realized upon ultimate settlement with taxing authorities. Income taxes payable are classified in the accompanying consolidated balance sheets based on their estimated payment date.

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

Concentration of Credit Risk

Accounts receivable, net, from General Motors ("GM") and its affiliates totaled $511 million and $342 million as of December 31, 2007 and 2006, respectively. In addition, the Company has several large contracts with major U.S. and foreign corporations, each of which may result in the Company carrying a receivable balance between $50 million and $300 million at any point in time. Other than operating receivables from GM and aforementioned contracts, concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of clients forming the Company's client base and their dispersion across different industries and geographic areas.

The Company is exposed to credit risk in the event of nonperformance by counterparties to derivative contracts. Because the Company deals only with major commercial banks with high-quality credit ratings, the Company believes the risk of nonperformance by any of these counterparties is remote.

NOTE 2:  MARKETABLE SECURITIES

Following is a summary of current available-for-sale marketable securities at December 31, 2007 and 2006 (in millions):

2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$ 54	$ 2	$ (1)	$ 55
Total current available-for-sale securities	$ 54	$ 2	$ (1)	$ 55
2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$ 45	$ 1	$ (1)	$ 45
Total current available-for-sale securities	$ 45	$ 1	$ (1)	$ 45

Following is a summary of sales of available-for-sale securities for the years ended December 31, 2007, 2006 and 2005 (in millions). Specific identification was used to determine cost in computing realized gain or loss.

	2007	2006	2005
Proceeds from sales	$-	$2,793	$1,434
Gross realized gains	-	10	1
Gross realized losses	-	(12)	(8)

NOTE 3:  PROPERTY AND EQUIPMENT

Following is a summary of property and equipment, net, at December 31, 2007 and 2006 (in millions):

	2007	2006
Land	$60	$89
Buildings and facilities	1,759	1,460
Computer equipment	4,930	4,586
Other equipment and furniture	449	429
Subtotal	7,198	6,564
Less accumulated depreciation	(4,709)	(4,385)
Total	$2,489	$2,179

During 2005, the Company sold sixteen domestic and international real estate properties in connection with its efforts to improve its cost competitiveness and enhance workplace capacity usage. Net proceeds from the sale were $178 million. Fourteen properties involved in the sale have been leased back by the Company for various extended periods. A deferred net gain of $14 million has been allocated to the various leased properties and will be recognized by the Company over the respective term of each lease. The Company recognized a net gain of $3 million on the sale of the remaining properties which is included in other income in the 2005 consolidated statement of income.

NOTE 4:  DEFERRED CONTRACT COSTS

The Company defers certain costs relating to construction and set-up activities on client contracts. Following is a summary of deferred costs for the years ended December 31, 2007 and 2006 (in millions):

	2007
	Gross Carrying Amount	Accumulated Amortization	Total
Deferred construct costs	$1,479	$(906)	$573
Deferred set-up costs	752	(341)	411
Total	$2,231	$(1,247)	$984

	2006
	Gross Carrying Amount	Accumulated Amortization	Total
Deferred construct costs	$1,321	$(827)	$494
Deferred set-up costs	590	(277)	313
Total	$1,911	$(1,104)	$807

Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. At December 31, 2007, approximately $554 million of the Company's net deferred construct and set-up costs related to contracts with active construct activities. The Company normally has between 20 to 25 active construct contracts with net deferred costs in excess of $1 million. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

During 2005, the Company identified deterioration in the projected performance of one of its commercial contracts based on, among other things, a change in management's judgment regarding the amount and likelihood of achieving anticipated benefits from contract-specific productivity initiatives, primarily related to the length of time necessary to achieve cost savings from planned infrastructure optimization initiatives. The Company determined that the estimated undiscounted cash flows of the contract over its remaining term were insufficient to recover the contract's deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $37 million in the second quarter of 2005 to write-off the contract's deferred contract costs. The impairment charge is reported as a component of cost of revenues in the 2005 consolidated statement of income and is included in the results of the Americas segment.

NOTE 5:  INVESTMENTS AND OTHER ASSETS

Following is a summary of investments and other assets at December 31, 2007 and 2006 (in millions):

	2007	2006
Leveraged lease investments	$ 73	$ 75
Investments in equipment for lease	151	142
Investments in joint ventures and partnerships	51	44
Deferred pension costs (Note 13)	565	92
Other	259	283
Total	$ 1,099	$ 636

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company's investment in leveraged leases is comprised of a fiber optic equipment leveraged lease with a subsidiary of Verizon signed in 1988. For U.S. federal income tax purposes, the Company receives the investment tax credit (if available) at lease inception and has the benefit of tax deductions for depreciation on the leased asset and for interest on the non-recourse debt. All non-recourse borrowings have been satisfied in relation to these leases.

The Company holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amount of the Company's remaining equity interest in the partnership was $28 million at December 31, 2007 and 2006. Such balances are included in the leveraged lease investments line item of the table above. During 2005, the Company recorded write-downs of its investment in the partnership due to uncertainties regarding the recoverability of the partnership's investments in aircraft leased to Delta Air Lines which filed for bankruptcy on September 14, 2005, and the proposed sale of certain lease investments in the partnership. These write-downs were partially offset by the accelerated recognition of previously deferred investment tax credits associated with the investment. These write-downs totaled $35 million and are reflected in other income (expense) in the Company's 2005 consolidated statement of income. The partnership's remaining leveraged lease investments include leases with American Airlines and one non-U.S. airline. The Company's ability to recover its remaining investment in the partnership is dependent upon the continued payment of rentals by the lessees and the realization of expected future aircraft values. In the event such lessees are relieved from their obligation to pay such rentals as a result of bankruptcy, the investment in the partnership would be partially or wholly impaired.

Investments in securities, joint ventures and partnerships includes investments accounted for under the equity method of $40 million and $34 million at December 31, 2007 and 2006, respectively. The Company recognized impairment losses totaling $1 million in 2005 due to other than temporary declines in the fair values of certain non-marketable equity securities. No impairment losses were recognized in 2007 or 2006. These losses are reflected in other income (expense) in the Company's consolidated statements of income.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. On March 24, 2006, the Company and the Department of the Navy reached an agreement on the modification of the NMCI contract which, among other things, extended the contract term from 2007 to 2010 and defined the economic lives of certain desktop and infrastructure assets. As a result of the contract modification which changed lease payment terms, the Company recognized sales-type capital lease revenue of $116 million associated with certain assets previously accounted for as operating leases, and certain assets previously accounted for as capital leases with an aggregate net investment balance of $113 million are now being accounted for as operating leases. The net investment in leased equipment associated with the NMCI contract was $288 million and $295 million at December 31, 2007 and 2006, respectively. Future minimum lease payments to be received under the NMCI contract were $301 million and $314 million at December 31, 2007 and 2006, respectively. The unguaranteed residual values accruing to the Company were $13 million and $6 million, and unearned interest income related to these leases was $26 million and $25 million at December 31, 2007 and 2006, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows: 2008 - $166 million; 2009 - $96 million; 2010 - $39 million.

During 2006, the Company sold land held for development to a real estate joint venture for cash and a minority equity interest in the joint venture. Net proceeds from the sale were $49 million. The Company recognized a net gain of $8 million on the sale which is included in other income (expense) in the consolidated statement of income for the year ended December 31, 2006.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Following is a summary of changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006 (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2005	$2,365	$1,399	$68	$3,832
Additions	18	-	352	370
Deletions	(1)	-	-	(1)
Other	1	153	10	164
Balance at December 31, 2006	2,383	1,552	430	4,365
Additions	366	2	41	409
Deletions	(37)	-	(5)	(42)
Other	157	152	51	360
Balance at December 31, 2007	$2,869	$1,706	$517	$5,092

Goodwill additions resulted from acquisitions completed in 2007 and 2006 and include adjustments to the preliminary purchase price allocations (see Note 16). Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments. The Company conducted its annual goodwill impairment tests as of December 1, 2007 and 2006. No impairment losses were identified as a result of these tests. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. Intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. All of the Company's intangible assets at December 31, 2007 and 2006 had definite useful lives. Following is a summary of intangible assets at December 31, 2007 and 2006 (in millions):

	2007
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,701	$(2,078)	$623
Acquisition-related intangibles	453	(223)	230
Other	198	(122)	76
Total	$3,352	$(2,423)	$929

	2006
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Software	$2,322	$(1,771)	$551
Acquisition-related intangibles	333	(181)	152
Other	200	(154)	46
Total	$2,855	$(2,106)	$749

Amortization expense related to intangible assets, including amounts pertaining to discontinued operations, was $450 million and $394 million for the years ended December 31, 2007 and 2006, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2007 for each of the years in the five-year period ending December 31, 2012 and thereafter is (in millions): 2008 - $446; 2009 - $256; 2010 - $123; 2011 - $35; 2012 - $23; and thereafter - $46.

NOTE 7:  ACCRUED LIABILITIES

Following is a summary of accrued liabilities at December 31, 2007 and 2006 (in millions):

	2007	2006
Accrued liabilities relating to:
Contracts	$ 583	$ 674
Payroll	851	815
Property, sales and franchise taxes	256	333
Other	926	867
Total	$ 2,616	$ 2,689

NOTE 8:  LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2007 and 2006 (in millions):

	2007		2006
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Senior notes due 2013	$1,090	6.50%	$1,089	6.50%
Senior notes due 2009	700	7.13%	700	7.13%
Convertible notes due 2023	690	3.88%	690	3.88%
Senior notes due 2029	299	7.45%	299	7.45%
Other, including capital lease obligations	598	-	314	-
Total	3,377		3,092
Less current portion of long-term debt	(168)		(127)
Long-term debt	$3,209		$2,965

The Company had $1.1 billion aggregate principal amount of 6.0% unsecured Senior Notes due 2013 outstanding at December 31, 2007. Interest on the notes is payable semiannually. In the event the credit ratings assigned to the notes are below the Baa3 rating of Moody's or the rating BBB- of S&P, the interest rate payable on the notes will be 6.5%. On July 15, 2004, Moody's lowered the Company's long-term credit rating to Ba1 from Baa3. As a result of Moody's rating action, the interest rate payable on $1.1 billion of the Company's senior unsecured debt was increased from 6.0% to 6.5%. Further downgrades in the Company's credit rating will not affect this rate. However, in the event the Company's credit rating is subsequently increased to Baa3 or above by Moody's and its S&P credit rating remains at or above BBB-, this rate will return to 6.0%. The Company may redeem some or all of the notes at any time prior to maturity. In conjunction with the issuance of the Senior Notes, the Company entered into interest rate swaps with a notional amount of $1.1 billion under which the Company receives fixed rates of 6.0% and pays floating rates equal to the six-month LIBOR (4.596% at December 31, 2007) plus 2.275% to 2.494%. These interest rate swaps are accounted for as fair value hedges (see Note 1).

The Company had $690 million aggregate principal amount of 3.875% unsecured Convertible Senior Notes due 2023 outstanding at December 31, 2007. Interest on the notes is payable semiannually. Contingent interest is payable during any six-month period beginning July 2010 in which the average trading price of a note for the applicable five trading day reference period equals or exceeds 120% of the principal amount of the note as of the day immediately preceding the first day of the applicable six-month period. The five trading day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period. The notes are convertible by holders into shares of the Company's common stock at an initial conversion rate of 29.2912 shares of common stock per $1,000 principal amount, representing an initial conversion price of $34.14 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of EDS common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% or, following July 15, 2010, 110% of the conversion price per share of EDS common stock on such last trading day; b) if the notes have been called for redemption; c) during any period in which the credit ratings assigned to the notes by either Moody's or S&P is lower than Ba2 or BB, respectively, or the notes are no longer rated by at least one of these rating services or their successors; or d) upon the occurrence of specified corporate transactions. The Company may redeem for cash some or all of the notes at any time on or after July 15, 2010. Holders have the right to require the Company to purchase the notes at a price equal to 100% of the principal amount of the notes plus accrued interest, including contingent interest and additional amounts, if any, on July 15, 2010, July 15, 2013 and July 15, 2018, or upon a fundamental change in the Company's ownership, control or the marketability of the Company's common stock prior to July 15, 2010.

During 1999, the Company completed the public offering of senior notes in the principal amount of $1.5 billion. These notes included $500 million of 6.85% notes that matured on October 15, 2004, $700 million of 7.125% notes that mature in 2009, and $300 million of 7.45% notes that mature in 2029. The balance of the 7.45% notes was $299 million at December 31, 2007.

On June 30, 2006, the Company entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants with which non-compliance would allow any amounts outstanding to be accelerated and would prohibit further borrowings. The Company pays an annual facility fee based on a percentage of the $1 billion commitment (0.125% at December 31, 2007). No amounts were outstanding under the Credit Agreement at December 31, 2007 or 2006. The Company anticipates utilizing the Credit Agreement principally for the issuance of letters of credit which aggregated approximately $184 million at December 31, 2007. The issuance of letters of credit under the Credit Agreement utilizes availability under the Credit Agreement.

The Company's Credit Agreement and the indentures governing its long-term notes contain certain financial and other restrictive covenants that would allow any amounts outstanding under the facilities to be accelerated, or restrict the Company's ability to borrow thereunder, in the event of noncompliance. The Company was in compliance with all covenants at December 31, 2007.

In addition to compliance with these financial covenants, it is a condition to the Company's ability to borrow under its Credit Agreement that certain of its representations and warranties under that agreement be true and correct as of the date of the borrowing. The Company's Credit Agreement, the indentures governing its long-term notes and certain other debt instruments also contain cross-default provisions with respect to a default in any payment under, or events resulting in or permitting the acceleration of, indebtedness greater than $50 million.

Expected maturities of long-term debt for years subsequent to December 31, 2007 are as follows (in millions):

2008	$ 168
2009	839
2010	771
2011	51
2012	30
Thereafter	1,518
Total	$ 3,377

NOTE 9:  MINORITY INTERESTS AND OTHER LONG‑TERM LIABILITIES

Other long-term liabilities were $245 million and $305 million at December 31, 2007 and 2006, respectively. Other long-term liabilities include liabilities related to the Company's purchased or licensed software, tax liabilities and interest rate swap agreements. Minority interests were $174 million and $150 million at December 31, 2007 and 2006, respectively. The increase in minority interests in 2007 was primarily due to the Company's ownership interest in MphasiS (see Note 16).

NOTE 10:  INCOME TAXES

Following is a summary of income tax expense for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Income from continuing operations	$360	$257	$153
Loss from discontinued operations	(9)	(26)	(38)
Shareholders' equity	518	34	(101)
Total	$869	$265	$14

Following is a summary of the provision for income taxes on income from continuing operations for the years ended December 31, 2007, 2006 and 2005 (in millions):

	United States
	Federal	State	Non-U.S.	Total
2007
Current	$123	$22	$114	$259
Deferred	55	(18)	64	101
Total	$178	$4	$178	$360

2006
Current	$91	$22	$226	$339
Deferred	(116)	(9)	43	(82)
Total	$(25)	$13	$269	$257

2005
Current	$127	$13	$87	$227
Deferred	(233)	(29)	188	(74)
Total	$(106)	$(16)	$275	$153

Following is a summary of the components of income from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
U.S. income	$261	$75	$(170)
Non-U.S. income	828	681	609
Total	$1,089	$756	$439

Following is a reconciliation of income tax expense using the statutory U.S. federal income tax rate of 35.0% to actual income tax expense for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Statutory federal income tax	$381	$265	$154
State income tax, net	3	8	(10)
Foreign losses	19	50	75
Research tax credits	(45)	(29)	(54)
Tax reserves	(15)	(48)	(7)
Foreign tax rate change	29	-	-
Other	(12)	11	(5)
Total	$360	$257	$153
Effective income tax rate	33.1%	34.0%	34.9%

Following is a summary of the tax effects of significant types of temporary differences and carryforwards which result in deferred tax assets and liabilities as of December 31, 2007 and 2006 (in millions):

	2007		2006
	Assets	Liabilities	Assets	Liabilities
Leasing basis differences	$-	$100	$-	$111
Other accrual accounting differences	385	15	429	10
Employee benefit plans	212	200	352	31
Depreciation/amortization differences	447	618	387	404
U.S. tax on foreign income	-	196	-	248
Net operating loss and tax credit carryforwards	1,283	-	1,432	-
Employee-related compensation	315	7	312	3
Currency translation adjustment	-	205	-	70
Other	194	191	174	145
Subtotal	2,836	1,532	3,086	1,022
Less valuation allowances	(428)	-	(376)	-
Total deferred taxes	$2,408	$1,532	$2,710	$1,022

The net changes in the valuation allowances for the years ended December 31, 2007 and 2006 were increases of $52 million and $95 million, respectively. Of the net change in 2007 and 2006, $17 million and $40 million, respectively, was due to an increase in valuation allowances for losses incurred in certain foreign tax jurisdictions, which increased current year income tax expense from continuing operations. The remaining change in the valuation allowance in 2007 was primarily due to foreign currency translation adjustments. The remaining change in the valuation allowance in 2006 was primarily due to the sale of A.T. Kearney in January 2006 (see Note 17) and foreign currency translation adjustments. Approximately two-thirds of the Company's net operating loss and tax carryforwards expire over various periods from 2008 through 2027, and the remainder are unlimited.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Based on tax planning strategies, the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not it will realize the benefits of the deductible differences, net of existing valuation allowances at December 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

U.S. income taxes have not been provided for on $885 million of undistributed earnings of certain foreign subsidiaries, as such earnings have been permanently reinvested in the business. As of December 31, 2007, the unrecognized deferred tax liability associated with these earnings amounted to approximately $125 million.

The Company adopted Financial Accounting Standards Board Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, the Company recognized an increase of $2 million in net unrecognized tax benefits, which was accounted for as a decrease of $17 million to the January 1, 2007 balance of retained earnings and a decrease of $15 million to the balance of goodwill. In addition, reclassifications in balance sheet accounts as required by FIN 48 resulted in a decrease in deferred tax assets of $57 million and a decrease in other long-term liabilities of $57 million. As of the date of adoption, the Company's gross unrecognized tax benefits totaled $127 million. Of this amount, $82 million represents the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.

At December 31, 2007, the Company had gross unrecognized tax benefits of $165 million. If recognized, $73 million of this amount represents the net unrecognized tax benefits that would favorably impact the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$127
Additions:
For current year's tax positions	10
For prior year's tax positions	57
Reductions:
For positions taken during a prior period	(5)
Statute of limitation expiration	(17)
Settlements with taxing authorities	(7)
Balance at December 31, 2007	$165

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The amount recognized for the year ended December 31, 2007 was immaterial. As of December 31, 2007, $7 million is accrued for the payment of interest and penalties related to income tax liabilities.

The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for years after 2002 and is subject to income tax examinations by U.K. tax authorities for years after 2005.

The Company anticipates settling approximately $12 million of liabilities over the next 12 months, primarily related to various settlements with various U.S. state tax jurisdictions, at amounts that are not significantly different from the amounts currently accrued. In addition, due to the ongoing nature of current examinations in various jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

NOTE 11:  STOCK PURCHASE AND INCENTIVE PLANS

Stock Purchase Plan

Under the Stock Purchase Plan, eligible employees may purchase EDS common stock at the end of each fiscal quarter at a purchase price equal to 85% of the lower of the market price on the first or last trading day of the quarter, through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year in market value. Shares of EDS common stock purchased under the plan may not be sold or transferred within one year of the date of purchase. The number of shares originally authorized for issuance under this plan is 57.5 million. Total compensation expense recognized under this plan was $6 million during each of the years ended December 31, 2007, 2006 and 2005.

PerformanceShare and EDS Global Share Plans

PerformanceShare and Global Share are "broad-based" plans that permit the grant of stock options to any eligible employee of EDS or its participating subsidiaries other than executive officers. As of December 31, 2007, options for 16.0 million shares had been granted under PerformanceShare (principally in a broad-based grant in May 1997) and options for 25.9 million shares had been granted under Global Share (principally in two broad-based grants in July 2000 and February 2002). The number of shares originally authorized for issuance under PerformanceShare and Global Share is 20 million and 27 million, respectively. As of December 31, 2007, no shares were available for future issuance under these plans.

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

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton valuation model that uses the assumptions noted below. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company under SFAS No. 123R. The vesting period for most new option awards is three years and the contractual term is seven years. The outstanding term of an option is estimated using a simplified method, which is the average of the vesting term and contractual term of the option. Expected volatility during the estimated outstanding term of the option is based on historical volatility during a period equivalent to the estimated outstanding term of the option and implied volatility as determined based on observed market prices of the Company's publicly traded options. Expected dividends during the estimated outstanding term of the option are based on recent dividend activity. Risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. The weighted-average fair values of options granted were $7.86, $8.87 and $10.46 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of each option was estimated at the date of grant, with the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005, respectively: dividend yields of 0.8%, 0.7% and 1.0%; expected volatility of 31.4%, 35.0% and 60.3%; risk-free interest rate of 4.3%, 4.7% and 4.1%; and expected lives of 4.8 years, 5.0 years and 5.0 years. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $61 million, $115 million and $23 million, respectively, resulting in tax deductions of $21 million, $40 million and $8 million, respectively. During 2005, the Company issued new shares and utilized treasury shares to satisfy share option exercises and the vesting of restricted share awards. The Company plans to utilize treasury shares acquired under the repurchase programs authorized in February 2006 and December 2007 to satisfy future share option exercises and the vesting of restricted share awards (see Note 1).

Following is a summary of options activity under the Company's various stock-based incentive compensation plans during the years ended December 31, 2007, 2006 and 2005:

	Shares (millions)	Weighted- Average Exercise Price
Fixed options:
Outstanding at December 31, 2004	70.9	$31
Granted	1.5	20
Exercised	(4.7)	17
Forfeited and expired	(15.8)	51
Outstanding at December 31, 2005	51.9	26
Granted	1.8	27
Exercised	(14.5)	18
Forfeited and expired	(4.2)	37
Outstanding at December 31, 2006	35.0	28
Granted	2.6	27
Exercised	(6.9)	19
Forfeited and expired	(2.8)	42
Outstanding at December 31, 2007	27.9	28
Exercisable	21.6	29

At December 31, 2007, the weighted-average remaining contractual terms of outstanding and exercisable options were 4.1 years and 3.7 years, respectively, and the aggregate intrinsic values of these options were $27 million and $26 million, respectively. Total compensation expense recognized for stock options was $27 million ($21 million net of tax), $117 million ($79 million net of tax) and $154 million ($106 million net of tax) during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was approximately $20 million of unrecognized compensation cost related to nonvested options, which is expected to be recognized over a weighted-average period of 1.8 years.

The Company receives a tax deduction equal to the intrinsic value of a stock option on the date of exercise. Cash retained as a result of this tax deductibility is reported as other cash flows from financing activities in the consolidated statements of cash flows.

Certain stock option grants contain market conditions that accelerate vesting if the Company's stock reaches target prices. All such options have vested as of December 31, 2007. During 2007, approximately 3.3 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $8 million. During 2006, approximately 7.6 million outstanding stock options became exercisable when the Company's stock reached certain target prices, accelerating the recognition of compensation expense of approximately $25 million.

Restricted Stock Units

The Company began using restricted stock units as its primary stock-based incentive compensation in March 2005. Prior to such time, stock options were primarily used for stock-based incentive compensation. Restricted stock units granted are generally scheduled to vest over periods of three to four years. The March 2007, 2006 and 2005 grants consisted primarily of performance-vesting restricted stock units. The number of awards that vest is dependent upon the Company's performance over a three-year period with vesting thereafter.

The fair value of each restricted stock unit is generally the market price of the Company's stock on the date of grant. However, if the shares have a mandatory holding period after the date of vesting, a discount is provided based on the length of the holding period. A discount was applied in determining the fair value of all restricted stock unit awards to adjust for the present value of foregone dividends during the period the award is outstanding and unvested. An additional discount of 10%, 10% and 15% was applied during 2007, 2006 and 2005, respectively, in determining the fair value of all units subject to transfer restrictions for a one-year period following vesting. This transferability discount was derived based on the value of a one-year average-strike lookback put option.

Following is a summary of the status of the Company's nonvested restricted stock units as of December 31, 2007, and changes during the years ended December 31, 2007, 2006 and 2005:

	Shares (millions)	Weighted- Average Grant Date Fair Value
Nonvested restricted stock units:
Nonvested at December 31, 2004	3.5	$33
Granted	7.3	19
Vested	(1.5)	34
Forfeited	(0.4)	18
Nonvested at December 31, 2005	8.9	22
Granted	7.1	25
Vested	(1.2)	30
Forfeited	(1.4)	22
Nonvested at December 31, 2006	13.4	23
Granted	8.9	25
Vested	(1.0)	26
Forfeited	(2.3)	23
Nonvested at December 31, 2007	19.0	24

As of December 31, 2007, there was approximately $212 million of total unrecognized compensation cost related to nonvested restricted stock units. Such cost is expected to be recognized over a weighted-average period of 1.9 years. Total compensation expense for restricted stock units was $117 million ($77 million net of tax), $86 million ($59 million net of tax) and $64 million ($42 million net of tax), respectively, for the years ended December 31, 2007, 2006 and 2005. The aggregate fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 were $26 million, $33 million and $33 million, respectively, at the date of vesting, resulting in tax deductions to realize benefits of $9 million, $10 million and $12 million, respectively, as compared to aggregate fair values of $27 million, $38 million and $52 million, respectively, on the dates of their grants.

Executive Deferral Plan

The Executive Deferral Plan is a nonqualified deferred compensation plan established for a select group of management and highly compensated employees which allows participants to contribute a percentage of their cash compensation and restricted stock units into the plan and defer income taxes until the time of distribution. The plan is a nonqualified plan for U.S. federal income tax purposes and as such, its assets are part of the Company's general assets. The Company makes matching contributions on a portion of amounts deferred by plan participants that are invested in EDS stock units. Matching contributions vest upon contribution. The fair market price of common stock on the date of matching contributions is charged to operations in the period made. The Company also makes discretionary contributions that vest over periods up to five years as determined by the Board of Directors. The fair market price of common stock on the date of discretionary contributions is charged to operations over the vesting period. During the years ended December 31, 2007, 2006 and 2005, employer contributions to the plan were 7 thousand, 4 thousand and 31 thousand shares, respectively, with a weighted-average fair value of $27.50, $24.06 and $23.13, respectively.

During September 2006, the Company granted 150 thousand time-vesting deferred stock units and 150 thousand performance-based deferred stock units to an employee each with a grant date fair value of $22.97 per unit. The grant date fair value of deferred stock units is determined using the same method as restricted stock units. The time-vesting units and performance-based units are scheduled to vest in September 2009. The number of performance-based deferred stock units that will vest will be from 0-200% of the number of units granted, and is dependent upon the Company's achievement of certain financial performance metrics over a three-year performance period and the employee's continued employment. The Company estimates the number of units that will vest based on the Company's financial performance since inception of the performance period and current expectations of the Company's future financial performance over the remainder of the performance period. Compensation expense for units is recorded on a straight-line basis over the vesting period. Cumulative compensation expense for each grant is adjusted in the period in which there is a change in the estimated number of units that will vest. As of December 31, 2007, there was approximately $4 million of total unrecognized compensation cost related to the 300 thousand nonvested deferred stock units. Such cost is expected to be recognized over a period of 1.7 years. Total compensation expense for deferred stock units was $2.3 million ($1.5 million net of tax) and $0.8 million ($0.5 million net of tax) for the years ended December 31, 2007 and 2006, respectively.

On February 13, 2008, the Company issued 3.9 million time-vesting restricted stock units, 3.8 million performance-based restricted stock units and 3.5 million stock options in the 2008 annual long-term incentive grant. Eligible employees, other than senior executives, received one-half of the annual award in time-vesting restricted stock units and one-half in performance-based restricted stock units. The time-vesting restricted stock units will vest over three years. The performance-based restricted stock units will vest after three years, and the number of awards will vary based on performance over the three-year period ended December 31, 2010.  Senior executives received stock options as well as time-vesting restricted stock units and performance-based restricted stock units, with the stock options intended to represent approximately one-half in value of their total long-term incentive awards and the time-vesting restricted stock units and performance-based restricted stock units each intended to represent approximately 25% of the total value of the awards.  The options will vest after three years and have an exercise price of $18.295, and the restricted stock units have vesting terms similar to those described above.

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

Following is a summary of certain financial information by reportable segment as of and for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007
	Revenues	Operating Income (Loss)	Total Assets
Americas	$10,403	$1,584	$4,720
EMEA	6,433	1,002	3,364
Asia Pacific	1,800	188	1,026
U.S. Government	2,576	528	1,749
Other	5	(1,027)	1,628
Total Outsourcing	21,217	2,275	12,487
All other	917	(1,143)	6,737
Total	$22,134	$1,132	$19,224

	2006
	Revenues	Operating Income (Loss)	Total Assets
Americas	$10,584	$1,673	$4,776
EMEA	6,470	930	3,355
Asia Pacific	1,490	163	1,019
U.S. Government	2,520	409	1,125
Other	3	(1,053)	1,516
Total Outsourcing	21,067	2,122	11,791
All other	201	(1,306)	6,163
Total	$21,268	$816	$17,954

	2005
	Revenues	Operating Income (Loss)	Total Assets
Americas	$10,156	$1,579	$4,730
EMEA	5,956	800	3,570
Asia Pacific	1,384	90	535
U.S. Government	2,093	98	1,178
Other	1	(946)	1,419
Total Outsourcing	19,590	1,621	11,432
All other	167	(1,079)	5,655
Total	$19,757	$542	$17,087

Following is a summary of depreciation and amortization and deferred cost charges included in the calculation of operating income (loss) above for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Americas	$442	$437	$439
EMEA	363	388	339
Asia Pacific	126	104	101
U.S. Government	118	151	111
Other	216	152	174
Total Outsourcing	1,265	1,232	1,164
All other	176	105	208
Total	$1,441	$1,337	$1,372

Following is a summary of revenues and property and equipment by country as of and for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007		2006		2005
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$11,044	$1,432	$11,148	$1,223	$10,349	$1,153
United Kingdom	4,057	277	4,213	322	3,696	325
All other	7,033	780	5,907	634	5,712	489
Total	$22,134	$2,489	$21,268	$2,179	$19,757	$1,967

Revenues and property and equipment of non-U.S. operations are measured using fixed currency exchange rates in all periods presented. Differences between fixed and actual exchange rates are included in the "all other" category.

Following is a summary of the Company's revenues by service line for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Infrastructure services	$11,496	$12,060	$11,133
Applications services	6,439	5,972	5,638
Business process outsourcing services	3,147	3,017	2,855
All other	1,052	219	131
Total	$22,134	$21,268	$19,757

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

Following is a reconciliation of the changes in the Plans' benefit obligations and fair value of assets (using October 31, 2007 and 2006 measurement dates), and a statement of the funded status as of December 31, 2007 and 2006 (in millions):

	2007	2006
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of year	$9,360	$8,310
Service cost	382	354
Interest cost	527	471
Employee contributions	13	25
Actuarial (gain) loss	(422)	81
Curtailments and settlements	26	(69)
Plan amendments	-	(57)
Business acquisitions and divestitures	22	(46)
Foreign currency exchange rate changes	237	500
Benefit payments	(280)	(237)
Special termination benefit	157	-
Other	42	28
Benefit obligation at end of year	10,064	9,360

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	7,910	6,404
Actual return on plan assets	1,560	1,185
Foreign currency exchange rate changes	172	355
Employer contributions	213	248
Employee contributions	13	25
Benefit payments	(280)	(237)
Business acquisitions and divestitures	2	(66)
Settlements	(3)	(18)
Other	-	14
Fair value of plan assets at end of year	9,587	7,910
Funded status at end of year	(477)	(1,450)
Adjustments from October 31 to December 31	22	112
	$(455)	$(1,338)

Following is a summary of the amounts reflected on the Company's consolidated balance sheets for pension benefits as of December 31, 2007 and 2006 (in millions):

	2007	2006
Prepaid benefit cost	$565	$86
Current liability	(48)	(36)
Long-term liability	(972)	(1,388)
	$(455)	$(1,338)

Following is a summary of amounts in the accumulated other comprehensive income (loss) component of shareholders' equity as of December 31, 2007 and 2006 that have not yet been recognized in the consolidated statements of income as components of net periodic benefit cost, and changes during the year ended December 31, 2007 (in millions):

	2006	Net Periodic Benefit Cost	Items Arising During Year	Net Change in Share- holders' Equity	2007
Net actuarial (gain) loss	$1,199	$(29)	$(1,245)	$(1,274)	$(75)
Prior service credit	(213)	37	2	39	(174)
Transition obligation	7	(2)	1	(1)	6
	993	6	(1,242)	(1,236)	(243)
Tax effect	(309)	(2)	396	394	85
Total	$684	$4	$(846)	$(842)	$(158)

The tables above include plans that transitioned to A.T. Kearney in January 2006 (see Note 17). The pension benefit liabilities related to these plans are presented in the consolidated balance sheets as "held for sale" and was $26 million at December 31, 2005. Settlement gains of $23 million were recognized in 2006 for these plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for these plans were $63 million, $54 million and $61 million, respectively, at December 31, 2005. Net periodic benefit cost for these plans was $8 million for the year ended December 31, 2005.

The Company has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These plans collectively represent an additional pension benefit liability of approximately $16 million and plan assets of approximately $4 million.

The accumulated benefit obligation for all defined benefit pension plans was $9,420 million and $8,513 million at October 31, 2007 and 2006, respectively. The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $4,613 million and $3,577 million, respectively, at December 31, 2007, and $8,713 million and $7,251 million, respectively, at December 31, 2006. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,168 million, $1,114 million and $295 million, respectively, at December 31, 2007, and $3,326 million, $2,795 million and $1,995 million, respectively, at December 31, 2006.

Following is a summary of the components of net periodic benefit cost recognized in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Service cost	$382	$354	$344
Interest cost	527	471	456
Expected return on plan assets	(686)	(555)	(522)
Amortization of transition obligation	2	2	2
Amortization of prior-service cost	(37)	(36)	(32)
Amortization of net actuarial loss	29	83	55
Net periodic benefit cost	217	319	303
Curtailment (gain) loss	(7)	(5)	1
Special termination benefit	150	-	15
Settlement (gain) loss	(2)	(57)	71
Net periodic benefit cost after curtailments and settlements	$358	$257	$390

Prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

The estimated net actuarial loss, prior service credit and transition obligation for defined benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $6 million, $36 million and $2 million, respectively.

As a result of the termination of the Company's service contract with the U.K. Government's Inland Revenue department, the contract's workforce transitioned to the new IT provider in July 2004. Most of the pension liability associated with this workforce also transitioned to the new provider, resulting in the recognition of a settlement loss of $77 million in 2005. The Company recorded special termination benefits of $7 million and $15 million during 2007 and 2005, respectively, related to reductions in force in the U.K., and $143 million during 2007 related to an early retirement offer in the U.S. (see Note 19).

At December 31, 2007 and 2006, the plan assets consisted primarily of equity securities and, to a lesser extent, government obligations and other fixed income securities. The plan assets include EDS common stock with a market value of approximately $13 million at October 31, 2007. The U.S. pension plan is a cash balance plan that uses a benefit formula based on years of service, age and earnings. Employees are allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest are added to the account. Upon retirement, the value of the account balance is converted to an annuity. The Company allows employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan. The Company contributed $4 million, $3 million and $4 million to the EDS 401(k) Plan related to these elections during the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are not included in net periodic benefit cost shown in the table above.

Following is a summary of the weighted-average assumptions used in the determination of the Company's benefit obligation for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Discount rate at October 31	5.9%	5.4%	5.4%
Rate increase in compensation levels at October 31	3.2%	3.2%	3.2%

Following is a summary of the weighted-average assumptions used in the determination of the Company's net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Discount rate at October 31	5.4%	5.4%	6.0%
Rate increase in compensation levels at October 31	3.2%	3.2%	3.4%
Long-term rate of return on assets at January 1	8.5%	8.4%	8.6%

Following is a summary of the weighted-average asset allocation of all plan assets at December 31, 2007 and 2006, by asset category:

	2007	2006
Equity securities	77%	78%
Debt securities	13%	14%
Cash and cash equivalents	1%	1%
Real estate	1%	1%
Other	8%	6%
Total	100%	100%

In determining net periodic benefit cost recognized in its consolidated statements of income, the Company utilizes an expected long-term rate of return that, over time, should approximate the actual long-term returns earned on pension plan assets. The Company derives the assumed long-term rate of return on assets based upon the historical return of actual plan assets and the historical long-term return on similar asset classes as well as anticipated future returns based upon the types of invested assets. The type and mix of invested assets are determined by the pension investment strategy, which considers the average age of the Company's workforce and associated average periods until retirement. Since the average age of the Company's workforce is relatively low and average periods until retirement exceed 15 years, plan assets are weighted heavily towards equity investments. Equity investments, while susceptible to significant short-term fluctuations, have historically outperformed most other investment alternatives on a long-term basis. The Company utilizes an active management strategy through third-party investment managers to maximize asset returns. As of December 31, 2007, the weighted-average target asset allocation for all plans was 76% equity; 15% fixed income; 1% cash and cash equivalents; 1% real estate; and 7% other. The Company expects to contribute approximately $130 million to its pension plans during fiscal year 2008, including discretionary and statutory contributions.

Estimated benefit payments, which include amounts to be earned by active plan employees through expected future service for all pension plans over the next 10 years are: 2008 - $318 million; 2009 - $259 million; 2010 - $280 million; 2011 - $309 million; 2012 - $337 million; and 2013 through 2017 - $2,045 million.

In addition to the plans described above, the EDS 401(k) Plan provides a long-term savings program for participants. The EDS 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. Participants may invest their contributions in various publicly traded investment funds or EDS common stock. The EDS 401(k) Plan also provides for employer-matching contributions. Until December 31, 2006, employer contributions were made in the form of EDS common stock, which participants could elect to transfer to another investment option within the EDS 401(k) Plan after two years from the date of contribution. Participants were 40% vested in the employer-matching contributions after two years of service, vested another 20% per year of service thereafter, and were fully vested after five years of service. Beginning January 1, 2007, participants' employer-matching contributions follow the investment allocation of their salary deferrals. Participants are 40% vested after two years of service, and 100% vested after three years of service. Participants with more than three but less than five years of service at January 1, 2007 were fully vested at that date. Participants with more than two but less than three years of service at January 1, 2007 will fully vest after three years of service. Participants hired after January 1, 2007 will fully vest after three years of service. During the years ended December 31, 2007, 2006 and 2005, employer-matching contributions totaled $41 million, $40 million and $37 million, respectively.

NOTE 14:  COMMITMENTS AND RENTAL EXPENSE

Total rentals under cancelable and non-cancelable leases of tangible property and equipment included in costs and charged to expenses were $561 million, $557 million and $552 million for the years ended December 31, 2007, 2006 and 2005, respectively. Commitments for rental payments under non-cancelable operating leases of tangible property and equipment net of sublease rental income are: 2008 - $398 million; 2009 - $353 million; 2010 - $263 million; 2011 - $182 million; 2012 - $135 million; and all years thereafter - $260 million.

The Company has signed certain service agreements with terms of up to ten years with certain vendors to obtain favorable pricing and commercial terms for services that are necessary for the ongoing operation of its business. These agreements relate to software and telecommunications services. Under the terms of these agreements, the Company has committed to contractually specified minimums over the contractual periods. The contractual minimums are: 2008 - $1,099 million; 2009 - $393 million; 2010 - $166 million; 2011 - $48 million; 2012 - $1 million; and all years thereafter - $1 million. Amounts purchased under these agreements were $1,598 million, $1,452 million and $991 million during the years ended December 31, 2007, 2006 and 2005, respectively. To the extent that the Company does not purchase the contractual minimum amount of services, the Company must pay the vendors the shortfall. The Company believes that it will meet the contractual minimums through the normal course of business.

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

In a CSFT, all client contract payments are made directly to the financial institution providing the financing. After the predetermined monthly obligations to the financial institution are met, the remaining portion of the customer payment is made available to the Company. If the client does not make the required payments under the service contract, under no circumstances does the Company have any obligation to acquire the underlying assets unless nonperformance under the service contract would permit its termination, or the Company fails to comply with certain customary terms under the financing agreements, including, for example, covenants the Company has undertaken regarding the use of the assets for their intended purpose. The Company considers the likelihood of its failure to comply with any of these terms to be remote. In the event of nonperformance under applicable contracts which would permit their termination, the Company would have no additional or incremental performance risk with respect to the ownership of the assets, because it would have owned or leased the same or substantially equivalent assets in order to fulfill its obligations under its service contracts. Performance under the Company's service contracts is generally measured by contract terms relating to project deadlines, IT system deliverables or level-of-effort measurements.

As of December 31, 2007, an aggregate of $76 million was outstanding under CSFTs yet to be paid by the Company's clients. The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At December 31, 2007, the Company had $568 million outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $8 million of other financial guarantees outstanding at December 31, 2007 relating to indebtedness of others.

The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals regarding these matters. The Company has provided for the amounts it believes will ultimately result from those proceedings. In January 2008, the Company reached a final agreement with the Appeals Office of the Internal Revenue Service for all outstanding issues for the period 1999-2002 consistent with the Company's tax reserves as of December 31, 2007.

Pending Litigation and Proceedings

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $635 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $250 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $520 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $230 million); and (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $200 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.3 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $955 million); (2) pre-contract negligent misrepresentation and negligent misstatement in the amount of £480 million (approximately $955 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $825 million); and (4) breach of contract in the amount of £179 million (approximately $355 million). The principal stated reason for the increases in amount of damages was that the claimants had taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they then required to complete delivery of the project that was the subject of the contract. Claimants said then that they would further re-assess these alleged losses prior to trial. In April 2007, the claimants served on EDS in draft further amendments to the Particulars of Claim, and the Court conditionally granted claimants request to amend. The claimants have increased the damages claim still further, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £711.4 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £582.9 million (approximately $1.2 billion); and (3) breach of contract in the amount of £160.3 million (approximately $320 million). These heads of claim are still pleaded in the alternative. The principal stated reason for the increases in the amount of damages is that the claimants say they have re-assessed their alleged losses in the light of expert witness evidence. Weeks later, and immediately prior to a hearing on May 25, 2007, the claimants made further revisions to the quantum of their damages claims, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £709.3 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £523 million (approximately $1.0 billion); and (3) breach of contract remained unchanged in the amount of £160.3 million (approximately $320 million). These heads of claim are still pleaded in the alternative. The stated reason for the revisions of the damages claims in (1) and (2) above is that the claimants made arithmetical errors in the preceding amendments a few weeks earlier. A hearing was held on May 25, 2007 at which the court granted claimants leave to amend their pleaded case. BSkyB has since made further amendments to points of detail in the particulars of claim, however the pleaded quantum of the claim remains unchanged. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million which rose to just over £60 million during the term of the contract. The Company intends to defend against these allegations vigorously. The trial for this matter commenced in October 2007 and is scheduled to continue until the end of May 2008. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at December 31, 2007 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company's consolidated results of operations or financial position.

NOTE 16:  ACQUISITIONS

On November 30, 2007, the Company acquired a controlling interest (approximately 93%) in Saber Government Solutions, a provider of software products and services to U.S. state and local governments. The cash purchase price of the interest acquired, net of cash acquired, was approximately $423 million. The consolidated statements of income include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivable - $16 million; property and equipment - $3 million; deferred contract costs - $20 million; goodwill and other intangibles - $463 million; deferred income taxes - $34 million; accounts payable and accrued liabilities - $18 million; deferred revenue - $22 million and long-term debt - $5 million. In connection with the acquisition, the Company recorded a pre-tax charge of $6 million related to the write-off of acquired in-process research and development (see Note 19). The preliminary purchase price allocation may change upon completion of the valuations of acquired assets and assumed liabilities of the business. Factors contributing to a purchase price that resulted in recognition of goodwill included the domestic and international growth potential in the state and local areas of voter registration, election management, public retirement programs, human services, public health services, motor vehicle registration and unemployment insurance, and an effective, assembled management team with an ability to successfully deploy software and services in such areas. Commencing November 30, 2010, and continuing annually thereafter, (i) the Company may require Saber's minority shareholders to sell their minority interest to the Company, and (ii) if the Company has not exercised its right to acquire such minority interest, Saber's minority shareholders may require the Company to purchase their minority interest, at a price based on fair value; provided that the minority interest will be acquired by the Company prior to November 30, 2010 upon the occurrence of certain events. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual results.

On June 26, 2007, the Company acquired RelQ Software Private Limited, a software testing company based in Bangalore, India. The cash purchase price of RelQ, net of cash acquired, was approximately $37 million. The acquisition of RelQ enhances the Company's global applications testing, validation and verification, and quality assurance services. The consolidated statements of income include the results of the acquired business since the date of acquisition. The preliminary purchase price allocation is as follows: accounts receivable - $9 million; prepaids and other current assets - $1 million; property and equipment - $2 million; goodwill - $23 million; other intangibles - $9 million; and other liabilities - $7 million. The preliminary purchase price allocation may change upon completion of the valuations of acquired assets and assumed liabilities of the business. Factors contributing to a purchase price that resulted in recognition of goodwill included projections of the operating results of the acquired business and the ability to accelerate the Company's growth in the applications services market. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual results.

On June 20, 2006, the Company acquired a controlling interest (approximately 51%) in MphasiS Limited, an applications and business process outsourcing services company based in Bangalore, India. The cash purchase price of the controlling interest, net of cash acquired, was $352 million. The acquisition of MphasiS enhances the Company's capabilities in priority growth areas of applications development and business process outsourcing services. The consolidated statements of income include the results of the acquired business since the date of acquisition. The purchase price allocation is as follows: accounts receivable - $45 million; other current assets - $14 million; property and equipment - $27 million; goodwill - $352 million; other intangibles - $47 million; current liabilities - $34 million; deferred tax liabilities - $29 million and minority interest - $70 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and MphasiS management's projections of operating results of the acquired business, and the ability to accelerate the Company's growth in the applications and business process outsourcing services markets. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results. In July 2007, the Company completed the merger of its wholly owned Indian subsidiary into MphasiS which increased the Company's ownership interest in MphasiS to approximately 61%, resulting in an increase in goodwill and other intangibles of approximately $10 million, minority interest of approximately $8 million, and a decrease in deferred income taxes of $2 million.

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

On March 1, 2005, the Company and Towers Perrin entered into a joint venture whereby Towers Perrin contributed cash and its pension, health and welfare administration services business and the Company contributed cash and its payroll and related human resources ("HR") outsourcing business to a new company, known as ExcellerateHRO LLP. Upon closing of the transaction, Towers Perrin received $417 million in cash and a 15% minority interest, representing total consideration paid by the Company to Towers Perrin, and the Company received an 85% interest in the new company. The acquisition enabled the Company to offer a comprehensive set of HR outsourcing solutions across the core areas of benefits, payroll, compensation management, workforce administration and relocation, recruitment and staffing, and workforce development. The consolidated statements of income include the results of the acquired business since the date of acquisition. The transaction was accounted for as an acquisition by the Company with the purchase price being allocated as follows: property and equipment - $19 million; other intangibles - $41 million; goodwill - $423 million; other assets - $5 million; accrued expenses - $4 million; and minority interest - $67 million. Factors contributing to a purchase price that resulted in recognition of goodwill included the Company's and its advisors' projections of operating results of the new company, the ability to accelerate the Company's growth in the HR outsourcing market and the competitive differentiation offered by the relationship with Towers Perrin. Towers Perrin may require the Company to purchase its minority interest in the joint venture at any time after March 1, 2010, or prior to that date upon the occurrence of certain events (including the breach by the Company of certain transaction related agreements, the failure of the joint venture to achieve certain financial results or certain events related to the Company), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. In addition, the Company may require Towers Perrin to sell its minority interest in the joint venture to the Company at any time after March 1, 2012, or prior to that date upon the occurrence of certain events (including the breach by Towers Perrin of certain transaction related agreements or certain events related to Towers Perrin), at a price based on the fair market value of such interest, with a minimum purchase price based on the joint venture's annual revenue. Had the Company completed the acquisition as of the earliest date presented, results of operations on a pro forma basis would not have been materially different from actual historical results.

NOTE 17:  DISCONTINUED OPERATIONS

Loss from discontinued operations includes the results of the Company's A.T. Kearney subsidiary which was sold in January 2006 and the maintenance, repair and operations (MRO) management services business which was sold in March 2007. Loss from discontinued operations also includes various adjustments to gains and losses associated with sales of certain businesses classified as discontinued operations in prior years. Proceeds from the sale of A.T. Kearney included a 10-year promissory note from the buyer valued at $52 million. The Company received a $52 million payment from the buyer in 2007 to satisfy this note. Under the terms of the MRO sale agreement and related customer contract amendments, the Company retained accounts receivable and certain other assets of the business but transferred the tangible assets related to the MRO business to the buyer. The Company provided the buyer and a major customer with certain services during a transition period which extended until the end of 2007. The Company will have no continuing involvement in operations of the MRO management services business beyond the transition period. The MRO business was previously included in the Company's A.T. Kearney segment. No interest expense has been allocated to discontinued operations for any of the periods presented.

Following is a summary of loss from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Revenues	$1	$69	$780
Costs and expenses	21	123	846
Operating loss	(20)	(54)	(66)
Other income (expense)	-	-	2
Net loss	(2)	(1)	(110)
Loss from discontinued operations before income taxes	(22)	(55)	(174)
Income tax benefit	9	26	38
Loss from discontinued operations, net of income taxes	$(13)	$(29)	$(136)

A.T. Kearney's results for the year ended December 31, 2005 include a pre-tax impairment charge of $118 million to write-down the carrying value of its long-lived assets, including tradename intangible, to estimated fair value less cost to sell. The impairment charge is partially offset by the recognition of $8 million previously unrecognized tax assets that were expected to be realized as a result of the sale.

NOTE 18:  SUPPLEMENTARY FINANCIAL INFORMATION

Following is supplemental financial information for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Property and equipment depreciation (including capital leases)	$ 784	$ 761	$ 831
Intangible asset and other amortization	462	401	378
Deferred cost amortization and charges	195	175	175
Cash paid for:
Income taxes, net of refunds	136	442	378
Interest	230	235	232

The Company acquired $398 million, $185 million and $160 million of equipment and facilities utilizing capital leases in 2007, 2006 and 2005, respectively.

NOTE 19:  OTHER OPERATING (INCOME) EXPENSE

Following is a summary of other operating (income) expense for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Restructuring costs, net of reversals	$(4)	$(7)	$68
Early retirement offer	154	-	-
Acquired in-process R&D	6	-	-
Pre-tax loss (gain) on disposal of businesses:
Global Field Services	-	23	-
European wireless clearing	-	-	(93)
U.S. wireless clearing	-	(1)	-
Other	-	-	(1)
Total	$156	$15	$(26)

During 2007, the Company announced an early retirement offer ("ERO") for approximately 12,000 U.S. employees. Approximately 2,400 employees accepted the offer which provided enhanced retirement benefits payable through normal payment options under the EDS Retirement Plan. In connection with the ERO, the Company incurred incremental expense of approximately $154 million, substantially all of which is attributable to enhanced benefits under the EDS Retirement Plan. Because substantially all of the ERO cash expenditures will be funded from the EDS Retirement Plan assets, the Company does not expect the ERO to result in any material cash expenditures based on the current funded status of that plan.

During 2006, the Company sold its Global Field Services ("GFS") business in Europe which resulted in a pre-tax loss of $23 million. During 2005, the Company sold its European wireless clearing business which resulted in a pre-tax gain of $93 million. In connection with the sale, the Company recognized a $32 million valuation allowance related to deferred tax assets in certain European countries that may no longer be recoverable as a result of the sale. Net assets of the business included goodwill of $45 million. The net results of GFS and the European wireless clearing business are not included in discontinued operations due to the Company's level of continuing involvement with the businesses.

NOTE 20:  QUARTERLY FINANCIAL DATA (UNAUDITED)

(in millions, except per share amounts)

	Year Ended December 31, 2007
	First Quarter(1)(3)	Second Quarter(1)	Third Quarter(1)(3)	Fourth Quarter(1)(2)	Year(1)(2)(3)
Revenues	$5,224	$5,449	$5,629	$5,832	$22,134
Gross profit from operations	701	719	838	940	3,198
Other operating (income) expense	-	(1)	-	157	156
Income from continuing operations	165	144	225	195	729
Loss from discontinued operations	(1)	(6)	-	(6)	(13)
Net income	164	138	225	189	716

Basic earnings per share of common stock:
Income from continuing operations	$0.32	$0.28	$0.44	$0.38	$1.42
Net income	0.32	0.27	0.44	0.37	1.40
Diluted earnings per share of common stock:
Income from continuing operations	$0.31	$0.27	$0.42	$0.37	$1.37
Net income	0.31	0.26	0.42	0.36	1.35
Cash dividends per share of common stock	0.05	0.05	0.05	0.05	0.20

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(1)	Year
Revenues	$5,078	$5,194	$5,292	$5,704	$21,268
Gross profit from operations	527	627	667	868	2,689
Other operating (income) expense	(1)	(4)	(1)	21	15
Income from continuing operations	33	109	130	227	499
Loss from discontinued operations	(9)	(5)	(5)	(10)	(29)
Net income	24	104	125	217	470

Basic earnings per share of common stock:
Income from continuing operations	$0.06	$0.21	$0.25	$0.44	$0.96
Net income	0.05	0.20	0.24	0.42	0.91
Diluted earnings per share of common stock:
Income from continuing operations	$0.06	$0.21	$0.25	$0.42	$0.94
Net income	0.05	0.20	0.24	0.40	0.89
Cash dividends per share of common stock	0.05	0.05	0.05	0.05	0.20

(1)  The Company has contingently convertible debt that is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, income from continuing operations, net income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of this debt was dilutive in the third and fourth quarters of 2006, and in each quarter and for the year ended December 31, 2007.

(2)  The Company incurred incremental net periodic pension costs of approximately $154 million ($95 million net of tax) in the fourth quarter of 2007 related to an early retirement offer.

(3)  The Company recognized revenues of $100 million in the first quarter of 2007 and $125 million in the third quarter of 2007 related to the termination of its services contract with Verizon.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. EDS' internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed the effectiveness of EDS' internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, EDS management believes that the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. We refer you to "Management's Report on Internal Control Over Financial Reporting" preceding our consolidated financial statements in Item 8 of this Form 10-K, which is incorporated by reference herein. KPMG LLP issued an attestation report on management's assessment of internal control over financial reporting. This report appears immediately before our consolidated financial statements in Item 8 of this Form 10-K.

We have identified no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of EDS who are standing for election at the 2008 Annual Meeting of Shareholders is incorporated herein by reference to the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 (the "2008 Proxy Statement").

The names and ages of our executive officers as of February 1, 2008, and the position(s) each of them has held during the past five years are included in Part I of this Form 10-K under the caption "Executive Officers of EDS."

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement.

Information regarding the EDS Code of Business Conduct is incorporated herein by reference to the section entitled "Corporate Governance and Board Matters - EDS Code of Business Conduct" in the 2008 Proxy Statement.

Information regarding the Audit Committee of the Board of Directors is incorporated herein by reference to the section entitled "Corporate Governance and Board Matters - Committees of the Board - Audit Committee" in the 2008 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the sections entitled "Non-Employee Director Compensation" and "Executive Compensation" in the 2008 Proxy Statement.

Information regarding the Compensation and Benefits Committee of the Board of Directors and its review and discussion of the Compensation Discussion and Analysis section of the 2008 Proxy Statement is incorporated herein by reference to the sections entitled "Executive Compensation - Report of the Compensation and Benefits Committee" and "Corporate Governance and Board Matters - Compensation and Benefits Committee Interlocks and Insider Participation" in the 2008 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our common stock is incorporated herein by reference to the section entitled "Stock Ownership of Management and Certain Beneficial Owners" in the 2008 Proxy Statement.

The following table sets forth information as of December 31, 2007 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under such plans. We refer you to Note 11 - Stock Purchase and Incentive Plans of the Notes to Consolidated Financial Statements (Item 8) above for a description of these equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders(1)	23,611,414(3)	$27.83	69,754,413 (4)
Equity Compensation Plans Not Approved by Security Holders(2)	4,261,272(3)	$29.72	1,586,921
Total	27,872,686	$28.12	71,341,334

(1)     Equity compensation plans approved by security holders are the 2003 Amended and Restated Incentive Plan of Electronic Data Systems Corporation (the "Incentive Plan") and the EDS Stock Purchase Plan. In addition to outstanding options, at December 31, 2007 there were 18,971,521 unvested restricted stock units outstanding under the Incentive Plan.

(2)     Equity compensation plans not approved by security holders are the PerformanceShare 1997 Nonqualified Stock Option Plan ("PerformanceShare"), Global Share Plan ("Global Share"), Transition Incentive Plan, Transition Inducement Plan, Executive Deferral Plan ("EDP"), EDS United Kingdom Executive Deferral Plan ("UK EDP"), and EDS Deferred Compensation Plan for Non-Employee Directors ("Director Deferral Plan"). The number of outstanding options reported in Column A does not include an aggregate of 3,870,490 deferred shares outstanding under the EDP and UK EDP and 219,000  phantom stock units credited under the Director Deferral Plan.

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

(4)     Includes 38,299,169 shares available for future issuance under the Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference to the sections entitled "Related Party Transactions" and "Corporate Governance and Board Matters - Director Independence" in the 2008 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference to the sections entitled "Proposals to be Voted on - Proposal 2: Ratification of Appointment of Independent Auditors - Audit and Non-Audit Fees to Independent Auditor" and "- Policy on Pre-Approval of Audit and Non-Audit Services" in the 2008 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      The following consolidated financial statements of Electronic Data Systems Corporation and subsidiaries are included in Part II, Item 8:

Management Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) as of and for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

(a)(2)      The following financial statement schedule of Electronic Data Systems Corporation and subsidiaries is included in Item 15(c):

                                Schedule II - Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)      Exhibits

Included in this Form 10-K:

Exhibit No.             Description

10.1                         Summary of EDS Non-employee Director Compensation Program for 2008-2009 Board compensation year furnished to non-employee directors. *

10.2                         Amended and Restated 2003 Incentive Plan of Electronic Data Systems Corporation.*

10.3                         EDS 1998 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008).*

10.4                         EDS Executive Deferral Plan (as amended and restated effective January 1, 2008).*

10.5                         Change of Control Employment Agreement between EDS and Michael H. Jordan, dated December 20, 2007.*

10.6                         Letter agreement between EDS and Michael H. Jordan, dated December 20, 2007, regarding the terms and conditions of Mr. Jordan's employment as Chairman Emeritus effective January 1, 2008.*

10.7                         Nonqualified Stock Option Award Agreement dated December 4, 2007 between EDS and Michael H. Jordan.*

10.8                        Letter Agreement dated August 14, 2006, between EDS and William G. Thomas regarding certain terms and conditions of employment.*

12                            Computation of Ratios of Earnings to Fixed Charges.

21                            Subsidiaries of EDS as of December 31, 2007.

23                            Consent of Independent Auditors.

24                            Powers of Attorney.

31.1                         Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Not included in this Form 10-K:

*	Restated Certificate of Incorporation of EDS, as amended through April 22, 2005, is Exhibit 3.1 to our Current Report on Form 8-K dated April 22, 2005, and is hereby incorporated by reference.
*	Amended and Restated Bylaws of EDS, as amended through February 6, 2007, is Exhibit 3.1 to our Current Report on Form 8-K dated February 6, 2007, and is hereby incorporated by reference.
*

Indenture dated August 12, 1996, between EDS and Texas Commerce Bank National Association, as Trustee, is Exhibit 4 to our Registration Statement on Form S-3 (File No. 333-10145) and is hereby incorporated by reference.

*

Supplemental Indenture dated October 12, 1999, between EDS and Chase Bank of Texas, National Association as Trustee, is Exhibit 4.4 to our Form 8-K dated October 12, 1999, and is hereby incorporated by reference.

*

Third Supplemental Indenture dated October 10, 2001, between EDS and The Chase Manhattan Bank, as Trustee, is Exhibit 4.1 to our Form 8-K dated October 4, 2001, and is hereby incorporated by reference.

*

Fourth Supplemental Indenture dated as of June 30, 2003, between EDS and JPMorgan Chase Bank, as Trustee, relating to the 3.875% Convertible Senior Notes due 2023 of EDS is Exhibit 10.1 to our Form 10-Q for the three months ended June 30, 2003, and is hereby incorporated by reference.

*

Fifth Supplemental Indenture dated as of June 30, 2003, between EDS and JPMorgan Chase Bank, as Trustee, relating to the 6.00% Senior Notes due 2013, Series A and B, of EDS is Exhibit 10.2 to our Form 10-Q for the three months ended June 30, 2003, and is hereby incorporated by reference.

*

Five Year Credit Agreement dated June 30, 2006, among Electronic Data Systems Corporation and EDS Information Services L.L.C., as Borrowers, certain subsidiaries of EDS, as guarantors, the banks, financial institutions and other institutional lenders and issuers of letters of credit named therein, Citibank, N.A., as Agent for the lenders, and Bank of America, N.A., as Syndication Agent, is Exhibit 10.1 to our Form 8-K dated June 30, 2006, and is hereby incorporated by reference.

*

Instruments defining the rights of holders of nonregistered debt of EDS have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of EDS and its subsidiaries. EDS will furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

*	Amended and Restated EDS 401(k) Plan dated January 1, 2007 is Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, and is hereby incorporated by reference.*
*

Amended and Restated EDS Deferred Compensation Plan for Non-Employee Directors is filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2004, and Amendment Number One to such plan is filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006, and each is hereby incorporated by reference.*

*

EDS United Kingdom Executive Deferral Plan (conformed copy, incorporating Amendments 1 through 6 thereto) is Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2005, and is hereby incorporated by reference.*

*	EDS Stock Purchase Plan is Exhibit 10(c) to our Registration Statement on Form S-4 (File No. 333-2543) and is hereby incorporated by reference.
*	EDS Transition Inducement Plan is Exhibit 4(a) to our Registration Statement on Form S-8 (File No. 333‑101287) and is hereby incorporated by reference.
*

Form of Indemnification Agreement entered into between EDS and each of its directors and certain executive officers is Exhibit 10(f) to our Registration Statement on Form S-4 (File No. 333-02543) and is hereby incorporated by reference.

*

Letter agreement between EDS and Ronald A. Rittenmeyer dated June 27, 2005, related to employment is Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2006, and is hereby incorporated by reference.*

*

 Letter agreement dated March 20, 2003, between EDS and Jeffrey M. Heller regarding terms and conditions of employment is Exhibit 99(b) to our Current Report on Form 8-K dated April 2, 2003, and is hereby incorporated by reference.*

*

Agreement dated December 30, 2003 between EDS and Charles Feld regarding terms and conditions of employment is Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2003, and is hereby incorporated by reference.*

*

Change of Control Employment Agreement between EDS and Ronald A. Rittenmeyer dated August 8, 2007, is Exhibit 10.3 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Change of Control Employment Agreement between EDS and Jeffrey M. Heller dated August 20, 2007, is Exhibit 10.4 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Change of Control Employment Agreement between EDS and Charles S. Feld dated September 17, 2007, is Exhibit 10.5 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Change of Control Employment Agreement between EDS and Ronald P. Vargo dated October 4, 2007, is Exhibit 10.6 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Executive Severance Benefit Agreement between EDS and Ronald A. Rittenmeyer effective August 8, 2007, is Exhibit 10.7 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Executive Severance Benefit Agreement between EDS and Charles S. Feld effective September 17, 2007, is Exhibit 10.7 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Executive Severance Benefit Agreement between EDS and Ronald P. Vargo effective October 4, 2007, is Exhibit 10.9 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Performance RSU Award Agreement for 2005 and 2006 grants to executive officers (other than Michael H. Jordan, Jeffrey M. Heller and Ronald A. Rittenmeyer) is Exhibit 10.10 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Performance RSU Award Agreement for 2007 grant to executive officers (other than Michael H. Jordan, Jeffrey M. Heller and Ronald A. Rittenmeyer) is Exhibit 10.11 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Performance RSU Award Agreement for 2005 and 2006 grants to Michael H. Jordan and Jeffrey M. Heller is Exhibit 10.12 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Performance RSU Award Agreement for 2007 grant to each of Michael H. Jordan and Jeffrey M. Heller is Exhibit 10.13 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Performance RSU Award Agreement for 2005 and 2006 grants to Ronald A. Rittenmeyer is Exhibit 10.14 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Performance RSU Award Agreement for 2007 grant to Ronald A. Rittenmeyer is Exhibit 10.15 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

Form of Stock Option Award Agreement for 2005-2007 annual long-term incentive grants to executive officers (other than Michael H. Jordan and Jeffrey M. Heller) is Exhibit 10.4 to our Form 8-K dated March 28, 2005, and is hereby incorporated by reference.*

*

Form of Stock Option Award Agreement for 2005-2007 annual long-term incentive grants to Michael H. Jordan is Exhibit 10.5 to our Form 8-K dated March 28, 2005, and is hereby incorporated by reference.*

*

Form of Stock Option Award Agreement for 2005-2007 annual long-term incentive grants to Jeffrey M. Heller is Exhibit 10.6 to our Form 8-K dated March 28, 2005, and is hereby incorporated by reference.*

*

Time-Vesting Restricted Stock Unit Award Agreement between EDS and Ronald A. Rittenmeyer dated August 1, 2007, is Exhibit 10.1 to our Form 10-Q for the three months ended September 30, 2007, and is hereby incorporated by reference.*

*

The forms of Performance RSU Award Agreement, Time Vesting RSU Award Agreement and Stock Option Award Agreement for the 2008 long-term incentive award grant to the named executive officers identified in our 2008 proxy statement will be filed as exhibits to our Form 10-Q for the three months ending March 31, 2008.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10‑K.

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

ELECTRONIC DATA SYSTEMS CORPORATION
(Registrant)

Dated: February 27, 2008	By: /S/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and power of attorney have been signed below by the following persons in the capacities and on the date indicated.

Dated: February 27, 2008	By: /S/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2008	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: February 27, 2008	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)

W. Roy Dunbar* Director
Martin C. Faga* Director
S. Malcolm Gillis* Director
Ray J. Groves* Director
Ellen M. Hancock* Director	*By: /S/ STORROW M. GORDON
Jeffrey M. Heller* Director	Storrow M. Gordon
Ray L. Hunt* Director	Attorney-in-fact
Edward A. Kangas* Director	February 27, 2008
James K. Sims* Director
R. David Yost* Director
Ernesto Zedillo* Director

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions (deductions) charged to other accounts	Deductions	Balance at end of year

FOR THE YEAR ENDED DECEMBER 31, 2007
Allowances deducted from assets:
Accounts and notes receivable	$ 71	$ 47	$ 2	$ 69(a)	$ 51

FOR THE YEAR ENDED DECEMBER 31, 2006
Allowances deducted from assets:
Accounts and notes receivable	$ 69	$ 54	$ 3(b)	$ 55	$ 71

FOR THE YEAR ENDED DECEMBER 31, 2005
Allowances deducted from assets:
Accounts and notes receivable	$ 125	$ 125(c)	$ (11)(b)	$ 170(d)	$ 69

Notes:

(a)  Includes $17 million related to the sale of certain pre-bankruptcy receivables associated with the Delphi contract

(b)  Additions/deductions resulting from acquisitions/divestitures

(c)   Includes reserves of $17 million related to certain pre-bankruptcy receivables associated with the Delphi contract

(d)  Includes write-offs of $27 million related to certain pre-bankruptcy receivables associated with the US Airways contract, and other write-offs associated with the settlement of certain client disputes