Form 10-Q
period 2008-03-31
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2008-04-30
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. Large accelerated filer   X     Accelerated Filer          Non-accelerated filer        Smaller reporting company ____.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes       No   X  .

As of April 25, 2008, there were 502,601,372 outstanding shares of the registrant's Common Stock, $.01 par value per share.

PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$5,365	$5,224

Costs and expenses
Cost of revenues	4,810	4,523
Selling, general and administrative	458	436
Total costs and expenses, net	5,268	4,959

Operating income	97	265

Interest expense	(41)	(57)
Interest income and other, net	47	50
Other income (expense)	6	(7)

Income from continuing operations before income taxes	103	258

Provision for income taxes	40	93
Income from continuing operations	63	165
Loss from discontinued operations, net of income taxes	(1)	(1)
Net income	$62	$164

Basic earnings per share of common stock
Income from continuing operations	$0.12	$0.32
Loss from discontinued operations	-	-
Net income	$0.12	$0.32

Diluted earnings per share of common stock
Income from continuing operations	$0.12	$0.31
Loss from discontinued operations	-	-
Net income	$0.12	$0.31

Cash dividends per share	$0.05	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$2,800	$3,139
Marketable securities	13	55
Accounts receivable, net	3,796	3,603
Prepaids and other	959	958
Deferred income taxes	677	690
Total current assets	8,245	8,445

Property and equipment, net	2,420	2,489
Deferred contract costs, net	1,085	984
Investments and other assets	954	1,099
Goodwill	5,141	5,092
Other intangible assets, net	902	929
Deferred income taxes	190	186
Total assets	$18,937	$19,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$628	$605
Accrued liabilities	2,490	2,616
Deferred revenue	1,442	1,473
Income taxes	48	54
Current portion of long-term debt	160	168
Total current liabilities	4,768	4,916

Pension benefit liability	1,023	989
Long-term debt, less current portion	3,119	3,209
Minority interests and other long-term liabilities	409	419
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at March 31, 2008 and December 31, 2007	5	5
Additional paid-in capital	3,041	3,097
Retained earnings	6,161	6,158
Accumulated other comprehensive income	1,150	1,070
Treasury stock, at cost, 29,835,492 shares at March 31, 2008 and 22,113,129 shares at December 31, 2007	(739)	(639)
Total shareholders' equity	9,618	9,691
Total liabilities and shareholders' equity	$18,937	$19,224

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$62	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	383	330
Deferred compensation	40	30
Other long-lived asset write-downs	4	-
Other	47	25
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(104)	(135)
Prepaids and other	69	(123)
Deferred contract costs	(150)	(87)
Accounts payable and accrued liabilities	(88)	(175)
Deferred revenue	(43)	135
Income taxes	31	78
Total adjustments	189	78
Net cash provided by operating activities	251	242

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	43	-
Proceeds from investments and other assets	30	43
Net proceeds from divested assets and non-marketable equity securities	9	53
Payments for purchases of property and equipment	(229)	(158)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(6)	(1)
Payments for purchases of software and other intangibles	(131)	(106)
Payments for purchases of marketable securities	-	(1)
Other	2	3
Net cash used in investing activities	(282)	(167)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	3
Payments on long-term debt	(1)	(10)
Capital lease payments	(49)	(32)
Purchase of treasury stock	(213)	(285)
Employee stock transactions	(18)	77
Dividends paid	(25)	(26)
Other	2	5
Net cash used in financing activities	(304)	(268)
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Net decrease in cash and cash equivalents	(339)	(192)
Cash and cash equivalents at beginning of period	3,139	2,972
Cash and cash equivalents at end of period	$2,800	$2,780

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Electronic Data Systems Corporation ("EDS" or the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information. In the opinion of management, all material adjustments, which are of a normal recurring nature and necessary for a fair presentation, have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The information contained herein should be read in conjunction with the Company's Annual Report on Form 10‑K for the year ended December 31, 2007.

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

NOTE 2:  ACCOUNTING CHANGE

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements, for its financial assets and liabilities effective January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company elected to defer the provisions of Statement No. 157 for its nonfinancial assets and liabilities. Such assets and liabilities, which include the Company's noncurrent assets, long-term debt, minority interest and other long-term liabilities, will be subject to the provisions of Statement No. 157 effective January 1, 2009.

Statement No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the asset or liability. Such inputs are used to measure fair value when observable inputs are not available.

Following is a summary of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in millions):

		Fair Value Hierarchy
	Balance	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$13	$13	$-	$-
Foreign currency forward contracts, net liability	(4)	-	(4)	-
Interest rate swap agreements, net asset	15	-	15	-
Total	$24	$13	$11	$-

NOTE 3:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Basic earnings per share	506	514
Diluted earnings per share	513	545

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

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Common stock options and warrants	26	12
Restricted stock units	3	-
Convertible debt	20	-

NOTE 4:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $4.9 billion and $4.7 billion at March 31, 2008 and December 31, 2007, respectively. Depreciation expense for the three months ended March 31, 2008 and 2007 was $203 million and $181 million, respectively.

NOTE 5:  DEFERRED CONTRACT COSTS

Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. At March 31, 2008, approximately $650 million of the Company's net deferred construct and set-up costs related to contracts with active construct activities. The Company has approximately 25 active construct contracts with deferred costs in excess of $1 million. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

NOTE 6:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amount of the Company's remaining equity interest in the partnership was $28 million at December 31, 2007. During the three months ended March 31, 2008, the Company received a cash distribution from the partnership which reduced the carrying amount of its investment to $7 million at March 31, 2008.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. The net investment in leased equipment associated with the NMCI contract was $134 million and $288 million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008, the Company sold approximately $150 million in lease receivables associated with the NMCI contract (see Note 12). Proceeds from the sale are included in net cash from operating activities in the consolidated statement of cash flows as a change in prepaids and other current assets. Future minimum lease payments to be received under the NMCI contract were $131 million and $301 million at March 31, 2008 and December 31, 2007, respectively. The unguaranteed residual values accruing to the Company were $15 million and $13 million, and unearned interest income related to these leases was $12 million and $26 million at March 31, 2008 and December 31, 2007, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows: 2008 - $83 million; 2009 - $46 million; 2010 - $2 million.

NOTE 7:  COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY

Comprehensive income was $142 million and $198 million for the three months ended March 31, 2008 and 2007, respectively. The difference between comprehensive income and net income for the three ended March 31, 2008 and 2007 resulted primarily from foreign currency translation adjustments.

In December 2007, the Company's Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. During the three months ended March 31, 2008, the Company repurchased 11.5 million shares in the open market at a cost of $213 million in connection with this share repurchase authorization. In April 2007, the Company completed the $1 billion share repurchase program announced in February 2006. During the three months ended March 31, 2007, the Company purchased 10.4 million shares of its common stock in the open market at a cost of $289 million in connection with this share repurchase authorization.

In connection with its employee stock incentive plans, the Company issued 3.8 million shares of treasury stock at a cost of $113 million during the three months ended March 31, 2008. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $34 million during the three months ended March 31, 2008.

NOTE 8:  STOCK-BASED COMPENSATION

During the first quarters of 2008 and 2007, the Company issued options to purchase approximately 3.5 million and 2.3 million shares, respectively, of common stock with fair values of $4.15 and $8.43, respectively, per option. Options issued during the first quarters of 2008 and 2007 are scheduled to vest in February 2011 and February 2010, respectively. Total compensation expense for stock options was $5 million ($3 million net of tax benefit) and $6 million ($4 million net of tax benefit), respectively, for the three months ended March 31, 2008 and 2007. The Company also wrote off deferred tax assets related to certain stock options that expired or were exercised during the three months ended March 31, 2008 and 2007, resulting in deferred tax expense of $3 million and $1 million, respectively.

As of March 31, 2008, options to purchase 27 million shares of common stock were outstanding with a weighted-average exercise price of $26 per share, of which options to purchase 19 million shares were exercisable with a weighted-average exercise price of $26 per share. At December 31, 2007, options to purchase 28 million shares of common stock were outstanding with a weighted-average exercise price of $28 per share, of which 22 million shares were exercisable with a weighted-average exercise price of $29 per share.

During the first quarters of 2008 and 2007, the Company issued approximately 9.9 million and 8.2 million restricted stock units, respectively, with weighted-average fair values of $18.25 and $25.51, respectively, per unit. Approximately 4 million of the restricted stock units issued in 2008 are performance-based awards that will vest in 2011, and approximately 6 million are time-vesting awards that will vest ratably through 2011. Regularly scheduled vesting will occur in February 2010 for substantially all restricted stock units issued during the first quarter of 2007. Total compensation expense for restricted stock units was $33 million ($22 million net of tax) and $25 million ($17 million net of tax), respectively, for the three months ended March 31, 2008 and 2007.

NOTE 9:  SEGMENT INFORMATION

Following is a summary of certain financial information by reportable segment as of and for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008		2007
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,455	$267	$2,688	$404
EMEA	1,729	182	1,631	196
Asia Pacific	522	53	478	47
U.S. Government	654	101	623	126
Other	-	(238)	2	(265)
Total Outsourcing	5,360	365	5,422	508
All other	5	(268)	(198)	(243)
Total	$5,365	$97	$5,224	$265

Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The Company adjusts its fixed currency exchange rates if and when the statutory rate differs significantly from the fixed rate to better align the two rates. Prior period segment information has been restated to reflect a change in the fixed exchange rates of certain non-U.S. currencies and other segment attribute changes in 2008. The "other" outsourcing category includes general and administrative support costs that are not allocated to the Company's operating segments for management reporting purposes. The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Revenues for the Asia Pacific segment include MphasiS intersegment revenues of $59 million and $43 million, respectively, for the three months ended March 31, 2007 and 2006.

NOTE 10:  RETIREMENT PLANS

Following is a summary of the components of net periodic benefit cost recognized in earnings for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Service cost	$89	$94
Interest cost	152	130
Expected return on plan assets	(200)	(168)
Amortization of transition obligation	1	1
Amortization of prior-service cost	(9)	(9)
Amortization of net actuarial loss	1	8
Net periodic benefit cost	$34	$56

The Company expects to contribute approximately $140 million to its pension plans worldwide during fiscal year 2008, including discretionary and statutory contributions, of which approximately $45 million was contributed during the three months ended March 31, 2008.

NOTE 11:  TAXES

The Company's effective income tax rates on income from continuing operations were 39% and 36% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate in the first quarter of 2008 was impacted by the expiration of the U.S. research and development credit which had a negative impact on earnings of approximately $0.01 per share. The effective tax rate in the first quarter of 2007 was impacted by an additional valuation allowance against certain non-U.S. deferred tax assets, offset by favorable changes to the liability for non-U.S. tax contingencies.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee, or a securitization transaction where the Company sells certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under securitization transactions, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust. As of March 31, 2008, an aggregate of $57 million outstanding under CSFTs and $150 million of securitized financial assets were yet to be paid by the Company's clients (see Note 6). The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT or securitization and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At March 31, 2008, the Company had $604 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $5 million of other financial guarantees outstanding at March 31, 2008 relating to indebtedness of others.

Pending Litigation and Proceedings

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $635 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $250 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $520 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $230 million); and (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $200 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.3 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $950 million); (2) pre-contract negligent misrepresentation and negligent misstatement in the amount of £480 million (approximately $950 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $825 million); and (4) breach of contract in the amount of £179 million (approximately $355 million). The principal stated reason for the increases in amount of damages was that the claimants had taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they then required to complete delivery of the project that was the subject of the contract. Claimants said then that they would further re-assess these alleged losses prior to trial. In April 2007, the claimants served on EDS in draft further amendments to the Particulars of Claim, and the Court conditionally granted claimants request to amend. The claimants have increased the damages claim still further, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £711.4 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £582.9 million (approximately $1.2 billion); and (3) breach of contract in the amount of £160.3 million (approximately $315 million). These heads of claim are still pleaded in the alternative. The principal stated reason for the increases in the amount of damages is that the claimants say they have re-assessed their alleged losses in the light of expert witness evidence. Weeks later, and immediately prior to a hearing on May 25, 2007, the claimants made further revisions to the quantum of their damages claims, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £709.3 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £523 million (approximately $1.0 billion); and (3) breach of contract remained unchanged in the amount of £160.3 million (approximately $315 million). These heads of claim are still pleaded in the alternative. The stated reason for the revisions of the damages claims in (1) and (2) above is that the claimants made arithmetical errors in the preceding amendments a few weeks earlier. A hearing was held on May 25, 2007 at which the court granted claimants leave to amend their pleaded case. BSkyB has since made further amendments to points of detail in the particulars of claim, however the pleaded quantum of the claim remains unchanged. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million which rose to just over £60 million during the term of the contract. The Company intends to defend against these allegations vigorously. The trial for this matter commenced in October 2007 and is scheduled to continue until the end of July 2008. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at March 31, 2008 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company's consolidated results of operations or financial position.

NOTE 13:  DISCONTINUED OPERATIONS

Following is a summary of loss from discontinued operations for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Revenues	$-	$-
Costs and expenses	-	7
Operating loss	-	(7)
Gain (loss), net	(1)	5
Loss from discontinued operations before income taxes	(1)	(2)
Income tax benefit	-	1
Loss from discontinued operations, net of income taxes	$(1)	$(1)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. First quarter 2008 revenues of $5.4 billion increased 3% from the prior year first quarter and decreased 2% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations was $63 million, or $0.12 per share, in the first quarter of 2008 compared to $165 million, or $0.32 per basic share and $0.31 per diluted share, in the prior year first quarter. Net income was $62 million, or $0.12 per share, in the first quarter of 2008 compared to $164 million, or $0.32 per basic and $0.31 per diluted share, in the prior year first quarter.

Total Contract Value of New Contract Signings. The total contract value, or TCV, of our new contract signings in the first quarter of 2008 was approximately $5.6 billion, compared to approximately $3.4 billion in the first quarter of 2007. We refer you to the discussion of our calculation of TCV under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K").

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Under the terms of our contract with the DoN, seat prices were reduced commencing with the three months ended December 31, 2007, which will impact year-over-year comparisons of the performance of this contract through the third quarter of 2008. Long-lived assets and lease receivables associated with the contract totaled approximately $412 million and $134 million, respectively, at March 31, 2008. We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 506 million and 513 million, respectively, for the three months ended March 31, 2008. Our share count reflects share repurchases as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes. On a full-year 2008 weighted-average basis, we expect the number of shares used to compute diluted earnings per share to be approximately 530 million shares, which includes the full effect of our contingently convertible debt.

On December 4, 2007, our Board of Directors authorized a $1 billion share repurchase program over 18 months. Through March 31, 2008, we had purchased 14.2 million shares at a cost of $270 million under this repurchase program, including 11.5 million shares at a cost of $213 million in the first quarter of 2008.

Update to 2008 Financial Guidance.  We currently expect revenues of $22.5 billion to $23.0 billion in 2008, reflecting organic revenue growth of approximately 1% as well as the impact of currency exchange rates and revenue attributable to our November 2007 acquisition of Saber Government Solutions and our April 2008 acquisition of Vistorm Holdings Limited. We currently expect 2008 adjusted earnings of $1.35 to $1.39 per diluted share. We refer you to the discussion of adjusted net income and adjusted earnings per share under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our 2007 Form 10-K.

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

Following is a summary of revenues for the three months ended March 31, 2008 and 2007 (in millions):

			As-Reported	Organic
Consolidated revenues:	2008	2007	Growth %	Growth %
Revenues	$5,365	$5,224	3%	(2)%

			% Increase
Segment revenues:	2008	2007	(Decrease)
Americas	$2,455	$2,688	(9)%
EMEA	1,729	1,631	6%
Asia Pacific	522	478	9%
U.S. Government	654	623	5%
Other	-	2	-
Total Outsourcing	5,360	5,422	(1)%
All other	5	(198)
Total	$5,365	$5,224	3%

The decrease in Americas revenues in 2008 was primarily attributable to the Verizon contract termination. Revenues in the first quarter of 2007 include $100 million of a $225 million payment from Verizon related to the termination of services we had been providing to MCI. The decrease in Americas revenues in 2008 was also due to various contracts in our communications, financial services, manufacturing and transportation industry groups in the U.S., including the impact of contract terminations and renegotiations, partially offset by additional revenues from contracts in our U.S. consumer industries and retail industry group and in Latin America. The increase in EMEA revenues in 2008 was primarily attributable to new contracts in our Central and South EMEA regions, partially offset by a net decrease in revenues from certain U.K. contracts. The increase in Asia Pacific revenues in 2008 was primarily attributable to our majority-owned MphasiS subsidiary. The increase in U.S. Government revenues was primarily attributable to our Saber Government Solutions business which we acquired in the fourth quarter of 2007.  The change in "all other" was primarily attributable to differences in foreign currency exchange rates in the first quarter of 2008 compared with the first quarter of 2007.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 10.3% and 13.4% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our gross margin percentage in 2008 was primarily attributable to the Verizon contract (175 basis points). Revenues and gross profit in the first quarter of 2007 include $100 million of a $225 million payment from Verizon related to the termination of service we had been providing to MCI. Our gross margin in 2008 was also negatively impacted by the NMCI contract (40 basis points) resulting from certain contractual price reductions commencing in the fourth quarter of 2007 partially offset by contract performance, and by an increase in costs associated with our workforce alignment and infrastructure investment initiatives (30 basis points). Our gross margin in 2008 was also negatively impacted by various contract price adjustments and runoff.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 8.5% and 8.3% for the three months ended March 31, 2008 and 2007, respectively. The increase in our SG&A percentage in 2008 was primarily attributable to an increase in selling costs, including commissions associated with new business signings.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Interest expense	$(41)	$(57)
Interest income and other, net	47	50
Total	$6	$(7)

Other income (expense) is impacted principally by the following: changes in cash and debt balances that impact interest income and expense; changes in interest rates; interest rate swap revaluations; investment gains and losses; foreign exchange transaction exposure; and minority interest expense for subsidiaries with third-party shareholders. The interest expense improvement of $16 million in 2008 was primarily due to the decrease in interest rates on our variable rate debt. Interest income decreased $10 million in 2008, reflecting lower interest rates while average cash and cash equivalent balances remained steady. The decrease in interest income was offset by net gains in interest rate swap revaluations in 2008 also caused by lower interest rates.

Income taxes. Our effective income tax rates on income from continuing operations were 39% and 36% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate in the first quarter of 2008 was impacted by the expiration of the U.S. research and development credit which had a negative impact on earnings of approximately $0.01 per share. The effective tax rate in the first quarter of 2007 was impacted by an additional valuation allowance against certain non-U.S. deferred tax assets, offset by favorable changes to the liability for non-U.S. tax contingencies.

The U.S. research and development tax credit expired as of December 31, 2007.  Our full-year 2008 earnings per share guidance assumes that the credit will be extended with retroactive effect to January 1, 2008. In the event that the legislation is not passed, full year guidance could be impacted, and quarterly results will continue to be adversely impacted until the extension of the credit is signed and can be reflected in the full year effective tax rate. We currently expect that these credits, if extended with retroactive effect to January 1, 2008, would have an impact of approximately $40 million on continuing operations for 2008.

Segment information. Refer to Note 9 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments.

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

Financial Position

At March 31, 2008, we held cash and marketable securities of $2.8 billion, had working capital of $3.5 billion, and had a current ratio (current assets/current liabilities) of 1.73-to-1. This compares to cash and marketable securities of $3.2 billion, working capital of $3.5 billion, and a current ratio of 1.72-to-1 at December 31, 2007. Approximately 5% of our cash and cash equivalents and marketable securities at March 31, 2008 were not available for debt repayment due to various commercial and regulatory limitations on the use of these assets.

Days sales outstanding for trade receivables were 63 days at March 31, 2008 compared to 55 days at December 31, 2007. We expect to reduce DSO throughout the year to a year-end level of approximately 55 as achieved at December 31, 2007. The reduction of DSO to such a level is an important element of our ability to achieve our free cash flow guidance for 2008. Days payable outstanding were 23 days at March 31, 2008 compared to 21 days at December 31, 2007.

Total debt was $3.3 billion at March 31, 2008 versus $3.4 billion at December 31, 2007. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 25% at March 31, 2008 and 26% at December 31, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

In connection with certain service contracts, we may arrange a client supported financing transaction ("CSFT") with our client and an independent third-party financial institution or its designee, or a securitization transaction where we sell certain financial assets resulting from the related service contract. In CSFTs, client payments are made directly to the financial institution providing the financing. Under securitization transactions, we purchase capital assets and sell certain financial assets resulting from the related service contract to a trust. If the client does not make the required payments under the service contract, under no circumstances do we have an ultimate obligation to acquire the underlying assets unless our nonperformance under the service contract would permit its termination, or we fail to comply with certain customary terms under the financing agreements, including, for example, covenants we have undertaken regarding the use of the assets for their intended purpose. We consider the possibility of our failure to comply with any of these terms to be remote.

As of March 31, 2008, an aggregate of $57 million outstanding under CSFTs and $150 million of securitized financial assets were yet to be paid by the Company's clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. Net of repayments, the estimated future maximum amount outstanding under existing financing arrangements is not expected to exceed $250 million. We expect to continue to enter into CSFT and securitization financing arrangements with respect to significant new and certain existing client contracts in the ordinary course of business. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of March 31, 2008, including payments made during the first three months of 2008 and payments due in the remaining nine months of 2008 (in millions):

		Payments Made / Due by Period
	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt, including current portion and interest(1)	$4,489	$370	$1,902	$271	$1,946
Operating lease obligations	1,665	353	719	334	259
Purchase obligations(2)	1,790	1,139	596	54	1
Total(3)	$7,944	$1,862	$3,217	$659	$2,206

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

(3)  We contributed $45 million to our qualified and nonqualified pension plans in the first quarter of 2008, and we expect to contribute approximately $140 million to these plans in 2008, including discretionary and statutory contributions. Our U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes.

Liquidity and Capital Resources

Following is a summary of our cash flows for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Net cash provided by operating activities	$251	$242
Net cash used in investing activities	(282)	(167)
Net cash used in financing activities	(304)	(268)
Free cash flow	(126)	(8)

Operating activities. The increase in cash provided by operating activities in 2008 compared to 2007 was due to a $13 million decrease in cash provided by earnings (i.e., net income less non-cash operating items) and a $22 million net change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from approximately $150 million in proceeds from the sale of lease receivables in 2008 and approximately $50 million in reduced payments related to our workforce alignment initiatives. These items were partially offset by a $178 million decrease in amounts collected from customers but not yet earned, including $125 million of the $225 million payment received in the first quarter of 2007 associated with the termination of the Verizon contract, and a $63 million increase in deferred contract costs, primarily related to transition and transformation activities associated with a large contract in the U.K.

Investing activities. The change in net cash used in investing activities in 2008 compared to 2007 was primarily due to an increase in purchases of property and equipment and software, including approximately $50 million associated with the purchase of real property and a building for a new data center and approximately $40 million associated with a software subscription arrangement, and a decrease in proceeds from divested assets. Proceeds from divested assets in 2007 included the collection of a $52 million promissory note related to the sale of A.T. Kearney.

Financing activities. The increase in net cash used in financing activities in 2008 compared to 2007 was primarily due to employee stock transactions, partially offset by a decrease in purchases of treasury stock.

Free cash flow. We reported a free cash flow usage of $126 million for the three months ended March 31, 2008 compared to a usage of $8 million for the three months ended March 31, 2007. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to us for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase/decrease in cash and cash equivalents. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Net cash provided by operating activities	$251	$242

Capital expenditures:
Proceeds from investments and other assets	30	43
Payments for purchases of property and equipment	(229)	(158)
Payments for purchases of software and other intangibles	(131)	(106)
Other investing activities	2	3
Capital lease payments	(49)	(32)
Total net capital expenditures	(377)	(250)
Free cash flow	(126)	(8)

Other investing and financing activities:
Proceeds from sales of marketable securities	43	-
Net proceeds from divested assets and non-marketable equity securities	9	53
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(6)	(1)
Payments for purchases of marketable securities	-	(1)
Proceeds from long-term debt	-	3
Payments on long-term debt	(1)	(10)
Purchase of treasury stock	(213)	(285)
Employee stock transactions	(18)	77
Dividends paid	(25)	(26)
Other financing activities	2	5
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Net decrease in cash and cash equivalents	$(339)	$(192)

Covenants. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at March 31, 2008:

	Covenant	Actual
Leverage ratio	≤ 3.00	1.17
Interest coverage ratio	≥ 3.00	13.31

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at March 31, 2008:

	Moody's	S&P	Fitch
Senior long-term debt	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable

At March 31, 2008, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At March 31, 2008, we had total liquidity of $3.5 billion, comprised of unrestricted cash and marketable securities of $2.7 billion and availability under our unsecured credit facilities of $823 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least $1 billion.

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

We adopted FASB Statement No. 157, Fair Value Measurements, for our financial assets and liabilities effective January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We elected to defer the provisions of Statement No. 157 for our nonfinancial assets and liabilities. Such assets and liabilities, which include our noncurrent assets, long-term debt, minority interest and other long-term liabilities, will be subject to the provisions of Statement No. 157 effective January 1, 2009. The full adoption of this standard is not expected to have a material impact on our results of operations, liquidity or capital resources. Refer to Note 2 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our financial assets and liabilities measured at fair value.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding future financial performance, TCV of new contract signings and other forward-looking financial information. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. Federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; the degree to which third parties continue to outsource IT and business processes; and the factors discussed elsewhere in this Form 10‑Q and under the heading Risk Factors in Item 1A to Part I of our 2007 Form 10-K. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended March 31, 2008. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 12 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Form 10-Q is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Form 10-Q and our 2007 Form 10-K, you should carefully consider the risk factors associated with our business discussed under the heading "Risk Factors" in Part I, Item 1A of our 2007 Form 10-K. There has been no material changes to the risk factors discussed in our 2007 Form 10-K.

The risks discussed in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition and/or results of operations in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           The following table provides information about purchases by EDS of shares of its common stock during the three months ended March 31, 2008.

Purchases of Equity Securities by EDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1 - 31, 2008	1,150,000	$20.05	1,150,000	$920,000,000
February 1 - 29, 2008	10,350,000	$18.31	10,350,000	$730,000,000
March 1 - 31, 2008	-	-	-	$730,000,000
Total	11,500,000		11,500,000

On December 4, 2007, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock over the next 18 months in open market purchases or other transactions. As of March 31, 2008, we had purchased an aggregate of 14.2 million shares pursuant to this share repurchase authorization at a cost of approximately $270 million. The foregoing table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

ITEM 6.  EXHIBITS

10.1	Form of Performance RSU Award Agreement for 2008 annual long-term incentive grant to executive officers, other than Ronald A. Rittenmeyer and William G. Thomas.
10.2	Performance RSU Award Agreement for 2008 annual long-term incentive grant to Ronald A. Rittenmeyer.
10.3	Performance RSU Award Agreement for 2008 annual long-term incentive grant to William G. Thomas.
10.4	Form of Time Vesting RSU Award Agreement for 2008 annual long-term incentive grant to executive officers, other than Ronald A. Rittenmeyer and William G. Thomas.
10.5	Time Vesting RSU Award Agreement for 2008 annual long-term incentive grant to Ronald A. Rittenmeyer.
10.6	Time Vesting RSU Award Agreement for 2008 annual long-term incentive grant to William G. Thomas.
10.7	Form of Stock Option Award Agreement for 2008 annual long-term incentive grant to executive officers, other than William G. Thomas.
10.8	Stock Option Award Agreement for 2008 annual long-term incentive grant to William G. Thomas.
10.9	Deferred Stock Unit Award Agreement dated February 13, 2008 between EDS and William G. Thomas.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2008	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: April 30, 2008	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)