Form 10-Q
period 2008-06-30
ELECTRONIC DATA SYSTEMS CORP /DE/
filed 2008-08-01
CIK 1007456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 28, 2008, there were 505,253,855 outstanding shares of the registrant's Common Stock, $.01 par value per share.

PART I

ITEM 1.  FINANCIAL STATEMENTS

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$5,623	$5,449	$10,988	$10,673

Costs and expenses
Cost of revenues	4,840	4,732	9,652	9,257
Selling, general and administrative	508	484	964	918
Other operating income	(6)	(1)	(6)	(1)
Total costs and expenses, net	5,342	5,215	10,610	10,174

Operating income	281	234	378	499

Interest expense	(49)	(56)	(90)	(113)
Interest income and other, net	34	24	81	74
Other income (expense), net	(15)	(32)	(9)	(39)

Income from continuing operations before income taxes	266	202	369	460

Provision for income taxes	107	58	147	151
Income from continuing operations	159	144	222	309
Income (loss) from discontinued operations, net of income taxes	1	(6)	-	(7)
Net income	$160	$138	$222	$302

Basic earnings per share of common stock
Income from continuing operations	$0.32	$0.28	$0.44	$0.60
Income (loss) from discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.32	$0.27	$0.44	$0.59

Diluted earnings per share of common stock
Income from continuing operations	$0.31	$0.27	$0.43	$0.58
Income (loss) from discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.31	$0.26	$0.43	$0.57

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$3,102	$3,139
Marketable securities	13	55
Accounts receivable, net	3,883	3,603
Prepaids and other	966	958
Deferred income taxes	683	690
Total current assets	8,647	8,445

Property and equipment, net	2,437	2,489
Deferred contract costs, net	1,114	984
Investments and other assets	942	1,099
Goodwill	5,158	5,092
Other intangible assets, net	932	929
Deferred income taxes	187	186
Total assets	$19,417	$19,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$737	$605
Accrued liabilities	2,493	2,616
Deferred revenue	1,561	1,473
Income taxes	91	54
Current portion of long-term debt	160	168
Total current liabilities	5,042	4,916

Pension benefit liability	1,032	989
Long-term debt, less current portion	3,069	3,209
Minority interests and other long-term liabilities	449	419
Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; authorized 200,000,000 shares; none issued	-	-
Common stock, $.01 par value; authorized 2,000,000,000 shares; 531,975,655 shares issued at June 30, 2008 and December 31, 2007	5	5
Additional paid-in capital	3,078	3,097
Retained earnings	6,275	6,158
Accumulated other comprehensive income	1,141	1,070
Treasury stock, at cost, 27,547,218 shares at June 30, 2008 and 22,113,129 shares at December 31, 2007	(674)	(639)
Total shareholders' equity	9,825	9,691
Total liabilities and shareholders' equity	$19,417	$19,224

See accompanying notes to unaudited condensed consolidated financial statements.

ELECTRONIC DATA SYSTEMS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$222	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization and deferred cost charges	764	685
Deferred compensation	81	82
Other long-lived asset write-downs	6	-
Other	59	72
Changes in operating assets and liabilities, net of effects of acquired companies:
Accounts receivable	(147)	(76)
Prepaids and other	(15)	(150)
Deferred contract costs	(237)	(195)
Accounts payable and accrued liabilities	(83)	(54)
Deferred revenue	53	13
Income taxes	163	74
Total adjustments	644	451
Net cash provided by operating activities	866	753

Cash Flows from Investing Activities
Proceeds from sales of marketable securities	43	-
Proceeds from investments and other assets	31	61
Net proceeds from divested assets and non-marketable equity securities	9	53
Payments for purchases of property and equipment	(455)	(367)
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(29)	(43)
Payments for purchases of software and other intangibles	(168)	(230)
Payments for purchases of marketable securities	-	(2)
Other	9	8
Net cash used in investing activities	(560)	(520)

Cash Flows from Financing Activities
Proceeds from long-term debt	1	5
Payments on long-term debt	(2)	(10)
Capital lease payments	(103)	(77)
Purchase of treasury stock	(213)	(334)
Employee stock transactions	21	129
Dividends paid	(50)	(51)
Other	7	7
Net cash used in financing activities	(339)	(331)
Effect of exchange rate changes on cash and cash equivalents	(4)	7
Net decrease in cash and cash equivalents	(37)	(91)
Cash and cash equivalents at beginning of period	3,139	2,972
Cash and cash equivalents at end of period	$3,102	$2,881

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

NOTE 2:  MERGER AGREEMENT WITH HEWLETT-PACKARD

On May 13, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Hewlett-Packard Company ("HP") and Hawk Merger Corporation, a wholly owned subsidiary of HP ("MergerCo"), pursuant to which, and subject to the terms and conditions set forth therein, MergerCo will merge with and into the Company (the "Merger") and the Company will continue as the surviving corporation and a wholly owned subsidiary of HP. Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger each share of common stock of the Company issued and outstanding immediately prior to the effective time (other than (i) shares owned by HP, MergerCo or the Company or any of their respective direct or indirect wholly-owned subsidiaries or (ii) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive $25.00 in cash, without interest. The Merger Agreement was approved by the Company's stockholders at a Special Meeting of Stockholders on July 31, 2008.  The waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on June 27, 2008, and the European Commission granted its approval of the Merger on July 25, 2008. The completion of the Merger remains subject to various conditions, including receipt of certain other required regulatory approvals and other customary closing conditions. The Merger Agreement may be terminated under certain circumstances, including, subject to the terms of the Merger Agreement, if the Company's Board of Directors determines to accept an unsolicited superior proposal, provided that HP has first been given notice and the opportunity to make an offer that results in the proposal no longer being a superior proposal. The Merger Agreement provides that if the Merger Agreement is terminated under certain circumstances, the Company will be required to pay HP a termination fee of $375 million. Pursuant to the terms of Amendment No. 1 to the Merger Agreement dated July 25, 2008, the Merger will not occur earlier than August 18, 2008 without the prior written consent of the Company and HP. The Company expects the Merger to be completed during the third quarter of 2008.

NOTE 3:  ACCOUNTING CHANGE

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

Following is a summary of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

		Fair Value Hierarchy
	Balance	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$13	$13	$-	$-
Foreign currency forward contracts, net liability	(13)	-	(13)	-
Interest rate swap agreements, net liability	(32)	-	(32)	-
Total	$(32)	$13	$(45)	$-

 NOTE 4:  EARNINGS PER SHARE

The weighted-average number of shares outstanding used to compute basic and diluted earnings per share are as follows for the three and six months ended June 30, 2008 and 2007 (in millions):

	2008	2007
For the three months ended June 30:
Basic earnings per share	503	510
Diluted earnings per share	532	541
For the six months ended June 30:
Basic earnings per share	505	512
Diluted earnings per share	512	543

The Company has contingently convertible debt that is excluded from the computation of diluted earnings per share when the result is antidilutive. If the result is dilutive, income and weighted-average shares outstanding are adjusted as if conversion took place on the first day of the reporting period. The effect of this debt was dilutive for the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2007. Accordingly, the computation of diluted earnings per share includes tax-effected interest of $5 million and $5 million, respectively, for the three months ended June 30, 2008 and 2007, and $9 million for the six months ended June 30, 2007. In addition, 20 million shares were added to weighted-average shares outstanding in the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2007. The effect of the Company's contingently convertible debt was antidilutive for six months ended June 30, 2008.

Securities that were outstanding but were not included in the computation of diluted earnings per share because their effect was antidilutive are as follows for the three and six months ended June 30, 2008 and 2007 (in millions):

	2008	2007
For the three months ended June 30:
Common stock options and warrants	15	12
For the six months ended June 30:
Common stock options and warrants	20	12
Restricted stock units	1	-
Convertible debt	20	-

NOTE 5:  PROPERTY AND EQUIPMENT

Property and equipment is stated net of accumulated depreciation of $5.0 billion and $4.7 billion at June 30, 2008 and December 31, 2007, respectively. Depreciation expense for the three months ended June 30, 2008 and 2007 was $197 million and $192 million, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $400 million and $373 million, respectively.

NOTE 6:  DEFERRED CONTRACT COSTS

Some of the Company's client contracts require significant investment in the early stages which is expected to be recovered through billings over the life of the respective contracts. These contracts often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each contract with these characteristics, and some or all elements of service delivery under these contracts are dependent upon successful completion of the development, construction and deployment phases. At June 30, 2008, approximately $650 million of the Company's net deferred construct and set-up costs related to contracts with active construct activities. The Company has approximately 25 active construct contracts with deferred costs in excess of $1 million. Some of these contracts have experienced delays in their development and construction phases, and certain milestones have been missed. It is reasonably possible that deferred costs associated with one or more of these contracts could become impaired due to changes in estimates of future contract cash flows.

NOTE 7:  INVESTMENTS AND OTHER ASSETS

The Company holds interests in various equipment leases financed with non-recourse borrowings at lease inception accounted for as leveraged leases. The Company also holds an equity interest in a partnership which holds leveraged aircraft lease investments. The Company accounts for its interest in the partnership under the equity method. The carrying amount of the Company's remaining equity interest in the partnership was $28 million at December 31, 2007. During the six months ended June 30, 2008, the Company received a cash distribution from the partnership which reduced the carrying amount of its investment to $7 million at June 30, 2008.

Investments in equipment for lease is comprised of equipment to be leased to clients under long-term IT contracts and net investment in leased equipment associated with such contracts. The net investment in leased equipment associated with the NMCI contract was $137 million and $288 million at June 30, 2008 and December 31, 2007, respectively. During 2008, the Company sold approximately $150 million in lease receivables associated with the NMCI contract (see Note 13). Proceeds from the sale are included in net cash from operating activities in the consolidated statement of cash flows as a change in prepaids and other current assets. Future minimum lease payments to be received under the NMCI contract were $124 million and $301 million at June 30, 2008 and December 31, 2007, respectively. The unguaranteed residual values accruing to the Company were $21 million and $13 million, and unearned interest income related to these leases was $8 million and $26 million at June 30, 2008 and December 31, 2007, respectively. The net lease receivable balance is classified as components of prepaids and other and investments and other assets in the consolidated balance sheets. Future minimum lease payments to be received were as follows: 2008 - $52 million; 2009 - $57 million; 2010 - $15 million.

NOTE 8:  COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY

Comprehensive income was $151 million and $285 million for the three months ended June 30, 2008 and 2007, respectively. Comprehensive income was $293 million and $483 million for the six months ended June 30, 2008 and 2007, respectively. The difference between comprehensive income and net income for the three and six months ended June 30, 2008 and 2007 resulted primarily from foreign currency translation adjustments.

In December 2007, the Company's Board of Directors authorized the Company to repurchase up to $1 billion of its outstanding common stock over the next 18 months in open market purchases or privately negotiated transactions. In February 2008, the Company suspended the repurchase of shares under this authorization in light of our discussions with HP regarding the potential Merger.  The Company does not expect to commence repurchases under this authorization while the Merger remains pending. During the six months ended June 30, 2008, the Company repurchased 11.5 million shares in the open market at a cost of $213 million in connection with this share repurchase authorization. In April 2007, the Company completed the $1 billion share repurchase program announced in February 2006. The Company purchased an aggregate of 37.6 million shares of common stock at a cost of $1 billion (excluding transaction costs) under this program.

In connection with its employee stock incentive plans, the Company issued 6.1 million shares of treasury stock at a cost of $178 million during the six months ended June 30, 2008. The difference between the cost and fair value at the date of issuance of such shares has been recognized as a charge to retained earnings of $55 million during the six months ended June 30, 2008.

NOTE 9:  STOCK-BASED COMPENSATION

During the first quarters of 2008 and 2007, the Company issued options to purchase approximately 3.5 million and 2.3 million shares, respectively, of common stock with fair values of $4.15 and $8.43, respectively, per option. Options issued during the first quarters of 2008 and 2007 are scheduled to vest in February 2011 and February 2010, respectively. Total compensation expense for stock options was $4 million ($3 million net of tax benefit) and $15 million ($10 million net of tax benefit), respectively, for the three months ended June 30, 2008 and 2007. Total compensation expense for stock options was $9 million ($6 million net of tax benefit) and $21 million ($14 million net of tax benefit), respectively, for the six months ended June 30, 2008 and 2007. The Company also wrote off deferred tax assets of $2 million and $1 million, respectively, during the three months ended June 30, 2008 and 2007, and $5 million and $2 million, respectively, during the six months ended June 30, 2008 and 2007, related to certain stock options that expired or were exercised in those periods.

As of June 30, 2008, options to purchase 25 million shares of common stock were outstanding with a weighted-average exercise price of $26 per share, of which options to purchase 17 million shares were exercisable with a weighted-average exercise price of $27 per share. At December 31, 2007, options to purchase 28 million shares of common stock were outstanding with a weighted-average exercise price of $28 per share, of which 22 million shares were exercisable with a weighted-average exercise price of $29 per share.

During the first quarters of 2008 and 2007, the Company issued approximately 9.9 million and 8.2 million restricted stock units, respectively, with weighted-average fair values of $18.25 and $25.51, respectively, per unit. Approximately 4 million of the restricted stock units issued in 2008 are performance-based awards that will vest in 2011, and approximately 6 million are time-vesting awards that will vest ratably through 2011. Regularly scheduled vesting will occur in February 2010 for substantially all restricted stock units issued during the first quarter of 2007. Total compensation expense for restricted stock units was $33 million ($22 million net of tax) and $36 million ($23 million net of tax), respectively, for the three months ended June 30, 2008 and 2007. Total compensation expense for restricted stock units was $66 million ($43 million net of tax) and $61 million ($40 million net of tax), respectively, for the six months ended June 30, 2008 and 2007.

NOTE 10:  SEGMENT INFORMATION

Following is a summary of certain financial information by reportable segment as of and for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,
	2008		2007
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$2,485	$337	$2,637	$382
EMEA	1,887	293	1,829	272
Asia Pacific	588	65	528	30
U.S. Government	657	136	620	131
Other	-	(246)	3	(265)
Total Outsourcing	5,617	585	5,617	550
All other	6	(304)	(168)	(316)
Total	$5,623	$281	$5,449	$234

	Six Months Ended June 30,
	2008		2007
	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Americas	$4,931	$608	$5,315	$781
EMEA	3,617	475	3,459	470
Asia Pacific	1,119	110	1,017	68
U.S. Government	1,311	237	1,243	257
Other	-	(482)	5	(521)
Total Outsourcing	10,978	948	11,039	1,055
All other	10	(570)	(366)	(556)
Total	$10,988	$378	$10,673	$499

Segment information for non-U.S. operations is measured using fixed currency exchange rates in all periods presented. The Company adjusts its fixed currency exchange rates if and when the statutory rate differs significantly from the fixed rate to better align the two rates. Prior period segment information has been restated to reflect a change in the fixed exchange rates of certain non-U.S. currencies and other segment attribute changes in 2008. The "other" outsourcing category includes general and administrative support costs that are not allocated to the Company's operating segments for management reporting purposes. The "all other" category is primarily comprised of corporate expenses, including stock-based compensation, and also includes differences between fixed and actual exchange rates. Revenues for the Asia Pacific segment include MphasiS intersegment revenues of $107 million and $50 million, respectively, for the three months ended June 30, 2008 and 2007, and $166 million and $87 million, respectively, for the six months ended June 30, 2008 and 2007.

NOTE 11:  RETIREMENT PLANS

Following is a summary of the components of net periodic benefit cost recognized in earnings for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$89	$94	$178	$188
Interest cost	152	131	304	261
Expected return on plan assets	(200)	(172)	(400)	(340)
Amortization of transition obligation	-	-	1	1
Amortization of prior-service cost	(9)	(10)	(18)	(19)
Amortization of net actuarial loss	2	6	3	14
Net periodic benefit cost	$34	$49	$68	$105

The Company currently plans to contribute approximately $140 million to its pension plans worldwide during fiscal year 2008, including discretionary and statutory contributions, of which approximately $73 million was contributed during the six months ended June 30, 2008.

NOTE 12:  TAXES

The Company's effective income tax rates on income from continuing operations were 40% and 29% for the three months ended June 30, 2008 and 2007, respectively. The Company's effective income tax rates on income from continuing operations were 40% and 33% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates in 2008 were impacted by the expiration of the U.S. research and development credit which had a negative impact on earnings of approximately $0.01 per share for the three months ended June 30, 2008 and $0.02 per share for the six months ended June 30, 2008. The effective tax rates in 2007 were impacted by Texas tax legislation which will permit the recovery of $13 million of deferred tax assets that were written off in a prior year.

Unrecognized tax benefits decreased by $29 million during the first half of 2008, and the Company anticipates settling approximately $33 million of liabilities over the next 12 months. These reductions are primarily related to various U.S. tax returns, at amounts that are not significantly different from the amounts currently accrued. In addition, due to the ongoing nature of current examinations in various jurisdictions, other changes could occur in the amount of gross unrecognized tax benefits during the next 12 months which cannot be estimated at this time.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

In connection with certain service contracts, the Company may arrange a client supported financing transaction ("CSFT") with a client and an independent third-party financial institution or its designee, or a securitization transaction where the Company sells certain financial assets resulting from the related service contract. Under CSFT arrangements, the financial institution finances the purchase of certain IT-related assets and simultaneously leases those assets for use in connection with the service contract. Under securitization transactions, the Company purchases capital assets and sells certain financial assets resulting from the related service contract to a trust. As of June 30, 2008, an aggregate of $47 million outstanding under CSFTs and $140 million of securitized financial assets were yet to be paid by the Company's clients (see Note 7). The Company believes it is in compliance with performance obligations under all service contracts for which there is a related CSFT or securitization and the ultimate liability, if any, incurred in connection with such financings will not have a material adverse affect on its consolidated results of operations or financial position.

In the normal course of business, the Company may provide certain clients, principally governmental entities, with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, the Company would only be liable for the amounts of these guarantees in the event that nonperformance by the Company permits termination of the related contract by the Company's client, which the Company believes is remote. At June 30, 2008, the Company had $698 million of outstanding standby letters of credit and surety bonds relating to these performance guarantees. The Company believes it is in compliance with its performance obligations under all service contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on its consolidated results of operations or financial position. In addition, the Company had $3 million of other financial guarantees outstanding at June 30, 2008 relating to indebtedness of others.

Pending Litigation and Proceedings

On December 19, 2003, Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB"), a former client of the Company, served a draft pleading seeking redress for the Company's alleged failure to perform pursuant to a contract between the parties. Under applicable legal procedures, the Company responded to the allegations. Despite the response, on August 17, 2004, SSSL and BSkyB issued and served upon the Company a pleading alleging the following damages, each presented as an alternative cause of action: (1) pre-contract deceit in 2000 in the amount of £320 million (approximately $640 million); (2) pre-contract negligent misrepresentation in 2000 in the amount of £127 million (approximately $250 million); (3) deceit inducing the Letter of Agreement in July 2001 in the amount of £261 million (approximately $520 million); (4) negligent misrepresentation inducing the Letter of Agreement in July 2001 in the amount of £116 million (approximately $230 million); and (5) breach of contract from 2000 through 2002 in the amount of £101 million (approximately $200 million). On November 12, 2004, the Company filed its defense and counterclaim denying the claims and seeking damages in the amount of £4.7 million (approximately $9.4 million). On December 21, 2005, SSSL and BSkyB filed a Re-Amended Particulars of Claim alleging the following damages, still as alternative causes of action: (1) pre-contract deceit in the amount of £480 million (approximately $960 million); (2) pre-contract negligent misrepresentation and negligent misstatement in the amount of £480 million (approximately $960 million); (3) deceit inducing the Letter of Agreement and negligent misrepresentation inducing the Letter of Agreement of £415 million (approximately $830 million); and (4) breach of contract in the amount of £179 million (approximately $360 million). The principal stated reason for the increases in amount of damages was that the claimants had taken the opportunity to re-assess their alleged lost profits and increased costs to deliver the project in light of the extended timetable they then required to complete delivery of the project that was the subject of the contract. Claimants said then that they would further re-assess these alleged losses prior to trial. In April 2007, the claimants served on EDS in draft further amendments to the Particulars of Claim, and the Court conditionally granted claimants request to amend. The claimants have increased the damages claim still further, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £711.4 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £582.9 million (approximately $1.2 billion); and (3) breach of contract in the amount of £160.3 million (approximately $320 million). These heads of claim are still pleaded in the alternative. The principal stated reason for the increases in the amount of damages is that the claimants say they have re-assessed their alleged losses in the light of expert witness evidence. Weeks later, and immediately prior to a hearing on May 25, 2007, the claimants made further revisions to the quantum of their damages claims, as follows: (1) pre-contract deceit, negligent misrepresentation and negligent misstatement in the sum of £709.3 million (approximately $1.4 billion); (2) deceit, negligent misrepresentation and negligent misstatement inducing the Letter of Agreement in the sum of £523 million (approximately $1.0 billion); and (3) breach of contract remained unchanged in the amount of £160.3 million (approximately $320 million). These heads of claim are still pleaded in the alternative. The stated reason for the revisions of the damages claims in (1) and (2) above is that the claimants made arithmetical errors in the preceding amendments a few weeks earlier. A hearing was held on May 25, 2007 at which the court granted claimants leave to amend their pleaded case. BSkyB has since made further amendments to points of detail in the particulars of claim, however the pleaded quantum of the claim remains unchanged. The dispute surrounds a contract the Company entered into with BSkyB in November 2000, which was terminated by the Company in January 2003 for BSkyB's failure to pay its invoices. The contract had an initial total contract value of approximately £48 million which rose to just over £60 million during the term of the contract. The Company intends to defend against these allegations vigorously. The trial for this matter commenced in October 2007 and concluded on July 30, 2008. Although there can be no assurance as to the outcome of this matter, the Company does not believe it will have a material adverse impact on its consolidated results or financial position.

There are other various claims and pending actions against the Company arising in the ordinary course of its business. Certain of these actions seek damages in significant amounts. The amount of the Company's liability for such claims and pending actions at June 30, 2008 was not determinable. However, in the opinion of management, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse affect on the Company's consolidated results of operations or financial position.

NOTE 14:  DISCONTINUED OPERATIONS

Following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$-	$1	$-	$1
Costs and expenses	1	13	1	20
Operating loss	(1)	(12)	(1)	(19)
Gain (loss), net	2	(5)	1	-
Income (loss) from discontinued operations before income taxes	1	(17)	-	(19)
Provision (benefit) for income taxes	-	11	-	12
Income (loss) from discontinued operations, net of income taxes	$1	$(6)	$-	$(7)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear elsewhere in this document.

Overview

Results. Second quarter 2008 revenues of $5.6 billion increased 3% from the prior year second quarter and decreased 2% on an organic basis, which excludes the impact of currency fluctuations, acquisitions and divestitures. Income from continuing operations was $159 million, or $0.32 per basic share and $0.31 per diluted share, in the second quarter of 2008 compared to $144 million, or $0.28 per basic share and $0.27 per diluted share, in the prior year second quarter. Net income was $160 million, or $0.32 per basic share and $0.31 per diluted share, in the second quarter of 2008 compared to $138 million, or $0.27 per basic and $0.26 per diluted share, in the prior year second quarter.

Merger Agreement with Hewlett-Packard. On May 13, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Hewlett-Packard Company ("HP") and Hawk Merger Corporation, a wholly owned subsidiary of HP ("MergerCo"), pursuant to which, and subject to the terms and conditions set forth therein, MergerCo will merge with and into EDS (the "Merger") and EDS will continue as the surviving corporation and a wholly owned subsidiary of HP. Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, at the effective time of the Merger each share of our common stock issued and outstanding immediately prior to the effective time (other than (i) shares owned by HP, MergerCo or EDS or any of their respective direct or indirect wholly-owned subsidiaries or (ii) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive $25.00 in cash, without interest. The Merger Agreement was approved by our stockholders at a Special Meeting of Stockholders on July 31, 2008.  The waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on June 27, 2008, and the European Commission granted its approval of the Merger on July 25, 2008. The completion of the Merger remains subject to various conditions, including receipt of certain other required regulatory approvals and other customary closing conditions. The Merger Agreement may be terminated under certain circumstances, including, subject to the terms of the Merger Agreement, if our Board of Directors determines to accept an unsolicited superior proposal, provided that HP has first been given notice and the opportunity to make an offer that results in the proposal no longer being a superior proposal. The Merger Agreement provides that if the Merger Agreement is terminated under certain circumstances, we will be required to pay HP a termination fee of $375 million. Pursuant to the terms of Amendment No. 1 to the Merger Agreement dated July 25, 2008, the Merger will not occur earlier than August 18, 2008 without the prior written consent of EDS and HP. We expect the Merger to be completed during the third quarter of 2008.

Total Contract Value of New Contract Signings. The total contract value, or TCV, of our new contract signings in the second quarter of 2008 was approximately $5.4 billion, compared to approximately $4.3 billion in the second quarter of 2007. We refer you to the discussion of our calculation of TCV under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in our Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K").

NMCI Contract. We provide end-to-end IT infrastructure on a seat management basis to the Department of Navy (the "DoN"), which includes the U.S. Navy and Marine Corps. Seats are ordered on a governmental fiscal year basis, which runs from October 1 through September 30. Under the terms of our contract with the DoN, seat prices were reduced commencing with the three months ended December 31, 2007, which will impact year-over-year comparisons of the performance of this contract through the third quarter of 2008. Long-lived assets and lease receivables associated with the contract totaled approximately $422 million and $137 million, respectively, at June 30, 2008. We expect to recover a significant portion of our investment in this contract through the sale of NMCI infrastructure and desktop assets to the client at the end of the contract term, including amounts in excess of the expected carrying amounts of contract assets.

Share Count. The weighted-average number of shares used to compute basic and diluted earnings per share were 503 million and 532 million, respectively, for the three months ended June 30, 2008, and 505 million and 512 million, respectively, for the six months ended June 30, 2008. Our share count reflects share repurchases as well as shares issued under our employee stock-based compensation programs. Factors that could affect basic and dilutive share counts in the future include the share price and additional repurchases of shares, offset by the dilutive effects of all our employee stock-based compensation plans and our contingently convertible senior notes.

On December 4, 2007, our Board of Directors authorized a $1 billion share repurchase program over 18 months. In February 2008, we suspended the repurchase of shares under this authorization in light of our discussions with HP regarding the potential Merger.  We do not expect to commence repurchases while the Merger remains pending. Through June 30, 2008, we had purchased 14.2 million shares at a cost of $270 million under this repurchase program, including 11.5 million shares at a cost of $213 million in the first half of 2008 until the program was suspended in February.

Financial Guidance. In light of the pending Merger with HP, we are not updating or providing any financial guidance for future periods.

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

Following is a summary of revenues for the three months ended June 30, 2008 and 2007 (in millions):

			As-Reported	Organic
Consolidated revenues:	2008	2007	Growth %	Growth %
Revenues	$5,623	$5,449	3%	(2)%

			% Increase
Segment revenues:	2008	2007	(Decrease)
Americas	$2,485	$2,637	(6)%
EMEA	1,887	1,829	3%
Asia Pacific	588	528	11%
U.S. Government	657	620	6%
Other	-	3	-
Total Outsourcing	5,617	5,617	-
All other	6	(168)
Total	$5,623	$5,449	3%

The decrease in Americas revenues in 2008 was due to various contracts in our communications, financial services, manufacturing and transportation industry groups in the U.S., including the impact of contract terminations, renegotiations and runoff, partially offset by additional revenues from new and existing contracts in our U.S. consumer industries and retail and healthcare groups. The increase in EMEA revenues in 2008 was primarily attributable to contracts in our Central, North, and South EMEA regions, partially offset by a net decrease in revenues from certain U.K. contracts. The increase in Asia Pacific revenues in 2008 was primarily attributable to our majority-owned MphasiS subsidiary. The increase in U.S. Government revenues was primarily attributable to our Saber Government Solutions business which we acquired in the fourth quarter of 2007. The change in "all other" was primarily attributable to differences in foreign currency exchange rates in the second quarter of 2008 compared with the second quarter of 2007.

Following is a summary of revenues for the six months ended June 30, 2008 and 2007 (in millions):

			As-Reported	Organic
Consolidated revenues:	2008	2007	Growth %	Growth %
Revenues	$10,988	$10,673	3%	(2)%

			% Increase
Segment revenues:	2008	2007	(Decrease)
Americas	$4,931	$5,315	(7)%
EMEA	3,617	3,459	5%
Asia Pacific	1,119	1,017	10%
U.S. Government	1,311	1,243	5%
Other	-	5	-
Total Outsourcing	10,978	11,039	-
All other	10	(366)
Total	$10,988	$10,673	3%

The decrease in Americas revenues in 2008 was in part due to the Verizon contract termination. Revenues in the first quarter of 2007 include $100 million of a $225 million payment from Verizon related to the termination of services we had been providing to MCI. The decrease in Americas revenues in 2008 was also due to various contracts in our communications, financial services, manufacturing, and transportation industry groups in the U.S., including the impact of contract terminations and renegotiations. These decreases were partially offset by additional revenues from contracts in our U.S. consumer industries and retail healthcare industry groups. The increase in EMEA revenues in 2008 was primarily attributable to new contracts in our Central, North and South EMEA regions, partially offset by a net decrease in revenues from certain U.K. contracts. The increase in Asia Pacific revenues in 2008 was primarily attributable to our majority-owned MphasiS subsidiary. The increase in U.S. Government revenues was primarily attributable to our Saber Government Solutions business which we acquired in the fourth quarter of 2007. The change in "all other" was primarily attributable to differences in foreign currency exchange rates in the first half of 2008 compared with the first half of 2007.

Gross margin. Our gross margin percentages [(revenues less cost of revenues)/revenues] were 13.9% and 13.2% for the three months ended June 30, 2008 and 2007, respectively. The increase in our gross margin percentage in 2008 was primarily attributable to improved contract performance (70 basis points). Our gross margin percentages were 12.2% and 13.3% for the six months ended June 30, 2008 and 2007, respectively. The decrease in our gross margin percentage in 2008 was primarily attributable to the Verizon contract (90 basis points). Revenues and gross profit in the first quarter of 2007 included $100 million of a $225 million payment from Verizon related to the termination of service we had been providing to MCI.

Selling, general and administrative. SG&A expenses as a percentage of revenues were 9.0% and 8.9% for the three months ended June 30, 2008 and 2007, respectively. SG&A expenses as a percentage of revenues were 8.8% and 8.6% for the six months ended June 30, 2008 and 2007, respectively.

Other income (expense). Other income (expense) includes interest expense, interest and dividend income, investment gains and losses, minority interest expense, and foreign currency transaction gains and losses. Following is a summary of other income (expense) for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest expense	$(49)	$(56)	$(90)	$(113)
Interest income and other, net	34	24	81	74
Total	$(15)	$(32)	$(9)	$(39)

Other income (expense) is impacted principally by the following: changes in cash and debt balances that impact interest income and expense; changes in interest rates; interest rate swap revaluations; investment gains and losses; foreign exchange transaction exposure; and minority interest expense for subsidiaries with third-party shareholders. The interest expense improvement in 2008 was primarily due to the decrease in interest rates on our variable rate debt.

Income taxes. Our effective income tax rates on income from continuing operations were 40% and 29% for the three months ended June 30, 2008 and 2007, respectively. Our effective income tax rates on income from continuing operations were 40% and 33% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates in 2008 were impacted by the expiration of the U.S. research and development credit which had a negative impact on earnings of approximately $0.01 per share for the three months ended June 30, 2008 and $0.02 per share for the six months ended June 30, 2008. The effective tax rates in 2007 were impacted by Texas tax legislation which will permit the recovery of $13 million of deferred tax assets that were written off in a prior year.

Segment information. Refer to Note 10 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for a summary of certain financial information related to our reportable segments.

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

Financial Position

At June 30, 2008, we held cash and marketable securities of $3.1 billion, had working capital of $3.6 billion, and had a current ratio (current assets/current liabilities) of 1.71-to-1. This compares to cash and marketable securities of $3.2 billion, working capital of $3.5 billion, and a current ratio of 1.72-to-1 at December 31, 2007. Approximately 5% of our cash and cash equivalents and marketable securities at June 30, 2008 were not available for debt repayment due to various commercial and regulatory limitations on the use of these assets.

Days sales outstanding for trade receivables were 62 days at June 30, 2008 compared to 55 days at December 31, 2007.  Days payable outstanding were 27 days at June 30, 2008 compared to 21 days at December 31, 2007.

Total debt was $3.2 billion at June 30, 2008 versus $3.4 billion at December 31, 2007. Total debt consists of notes payable and capital leases. The total debt-to-capital ratio (which includes total debt and minority interests as components of capital) was 24% at June 30, 2008 and 26% at December 31, 2007.

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

As of June 30, 2008, an aggregate of $47 million outstanding under CSFTs and $140 million of securitized financial assets were yet to be paid by the Company's clients. In the event a client contract is terminated due to nonperformance, we would be required to acquire only those assets associated with the outstanding amounts for that contract. We currently plan to continue to enter into CSFT and securitization financing arrangements with respect to significant new and certain existing client contracts in the ordinary course of business. We believe we have sufficient alternative sources of capital to directly finance the purchase of capital assets to be used for our current and future client contracts without the use of these arrangements.

Contractual obligations. Following is a summary of payments due in specified periods related to our contractual obligations as of June 30, 2008, including payments made during the first six months of 2008 and payments due in the remaining six months of 2008 (in millions):

		Payments Made / Due by Period
	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt, including current portion and interest(1)	$4,563	$364	$1,934	$312	$1,953
Operating lease obligations	1,731	334	770	358	269
Purchase obligations(2)	1,953	1,250	628	64	11
Total(3)	$8,247	$1,948	$3,332	$734	$2,233

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

(3)

We contributed $73 million to our qualified and nonqualified pension plans in the first half of 2008, and we currently plan to contribute approximately $140 million to these plans in 2008, including discretionary and statutory contributions. Our U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for U.S. federal income tax purposes.

Liquidity and Capital Resources

Following is a summary of our cash flows for the six months ended June 30, 2008 and 2007 (in millions):

	2008	2007
Net cash provided by operating activities	$866	$753
Net cash used in investing activities	(560)	(520)
Net cash used in financing activities	(339)	(331)
Free cash flow	180	148

Operating activities. The increase in cash provided by operating activities in 2008 compared to 2007 was due to a $9 million decrease in cash provided by earnings (i.e., net income less non-cash operating items) and a $122 million net change in operating assets and liabilities. The change in operating assets and liabilities resulted primarily from approximately $150 million in proceeds from the sale of lease receivables in 2008 which is reflected in the consolidated statement of cash flows as a change in prepaids and other current assets, and a reduction in payments for income taxes. These items were partially offset by a $71 million decrease in receivable collections and a $42 million increase in deferred contract costs. The change in deferred contract costs is primarily related to transition and transformation activities associated with a large contract in the U.K. The change in operating liabilities in 2007 includes $125 million of the $225 million payment received in the first quarter of 2007 associated with the termination of the Verizon contract.

Investing activities. The change in net cash used in investing activities in 2008 compared to 2007 was primarily due to an increase in purchases of property and equipment, including approximately $50 million associated with the purchase of real property and a building for a new data center, partially offset by proceeds from sales of marketable securities and a decrease in software payments. Proceeds from divested assets in 2007 included the collection of a $52 million promissory note related to the sale of A.T. Kearney.

Financing activities. The change in net cash used in financing activities in 2008 compared to 2007 was primarily due to a decrease in payments for purchases of treasury stock, partially offset by employee stock transactions.

Free cash flow. We reported free cash flow of $180 million for the six months ended June 30, 2008 compared to $148 million for the six months ended June 30, 2007. We define free cash flow as net cash provided by operating activities, less capital expenditures. Capital expenditures is the sum of (i) net cash used in investing activities, excluding proceeds from sales of marketable securities, proceeds related to divested assets and non-marketable equity investments, payments for acquisitions, net of cash acquired, and non-marketable equity investments, and payments for purchases of marketable securities, and (ii) payments on capital leases. Free cash flow excludes items that are actual expenditures that impact cash available to us for other uses and should not be considered a measure of liquidity or an alternative to the cash flow measurements required by GAAP, such as net cash provided by operating activities or net increase/decrease in cash and cash equivalents. We may not define free cash flow in the same manner as other companies and, accordingly, the free cash flow we report may not be comparable to similarly titled measures reported by other companies.

Following is a reconciliation of free cash flow to the net change in cash and cash equivalents for the six months ended June 30, 2008 and 2007 (in millions):

	2008	2007
Net cash provided by operating activities	$866	$753

Capital expenditures:
Proceeds from investments and other assets	31	61
Payments for purchases of property and equipment	(455)	(367)
Payments for purchases of software and other intangibles	(168)	(230)
Other investing activities	9	8
Capital lease payments	(103)	(77)
Total net capital expenditures	(686)	(605)
Free cash flow	180	148

Other investing and financing activities:
Proceeds from sales of marketable securities	43	-
Net proceeds from divested assets and non-marketable equity securities	9	53
Payments for acquisitions, net of cash acquired, and non-marketable equity securities	(29)	(43)
Payments for purchases of marketable securities	-	(2)
Proceeds from long-term debt	1	5
Payments on long-term debt	(2)	(10)
Purchase of treasury stock	(213)	(334)
Employee stock transactions	21	129
Dividends paid	(50)	(51)
Other financing activities	7	7
Effect of exchange rate changes on cash and cash equivalents	(4)	7
Net decrease in cash and cash equivalents	$(37)	$(91)

Covenants. On June 30, 2006, we entered into a $1 billion Five Year Credit Agreement (the "Credit Agreement") with a bank group including Citibank, N.A., as Administrative Agent for the lenders, and Bank of America, N.A., as Syndication Agent. The Credit Agreement may be used for general corporate borrowing purposes and issuance of letters of credit, with a $500 million sub-limit for letters of credit. The Credit Agreement contains certain financial and other restrictive covenants which would allow any amounts outstanding thereunder to be accelerated, or restrict our ability to borrow thereunder, in the event of our noncompliance. Following is a summary of such covenants and the calculated ratios at June 30, 2008:

	Covenant	Actual
Leverage ratio	≤ 3.00	1.13
Interest coverage ratio	≥ 3.00	14. 08

Credit ratings. Following is a summary of our senior long-term debt credit ratings by Moody's Investor Services, Inc. ("Moody's"), Standard & Poor's Rating Services ("S&P") and Fitch Ratings ("Fitch") at June 30, 2008:

	Moody's	S&P	Fitch
Senior long-term debt	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable

Following the announcement of our Agreement and Plan of Merger with HP, each of Moody's, S&P and Fitch announced that it has placed our long-term credit ratings under review for possible upgrade.  At June 30, 2008, we had no recognized or contingent material liabilities that would be subject to accelerated payment due to a ratings downgrade. We do not believe a negative change in our credit rating would have a material adverse impact on us under the terms of our existing client agreements.

Liquidity. At June 30, 2008, we had total liquidity of $3.8 billion, comprised of unrestricted cash and marketable securities of $3.0 billion and availability under our unsecured credit facilities of $822 million. Management currently intends to maintain unrestricted cash and marketable securities in an amount equal to at least $1 billion.

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

We adopted FASB Statement No. 157, Fair Value Measurements, for our financial assets and liabilities effective January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We elected to defer the provisions of Statement No. 157 for our nonfinancial assets and liabilities. Such assets and liabilities, which include our noncurrent assets, long-term debt, minority interest and other long-term liabilities, will be subject to the provisions of Statement No. 157 effective January 1, 2009. The full adoption of this standard is not expected to have a material impact on our results of operations, liquidity or capital resources. Refer to Note 3 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to our financial assets and liabilities measured at fair value.

Cautionary Statement Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding future financial performance, TCV of new contract signings, other forward-looking financial information, and the pending Merger with HP. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These factors include, but are not limited to, the following: the performance of current and future client contracts in accordance with our cost, revenue and cash flow estimates, including our ability to achieve any operational efficiencies in our estimates; for contracts with U.S. Federal government clients, including our NMCI contract, the government's ability to cancel the contract or impose additional terms and conditions due to changes in government funding, deployment schedules, military action or otherwise; our ability to access the capital markets, including our ability to obtain capital leases, surety bonds and letters of credit; the impact of third-party benchmarking provisions in certain client contracts; the impact on a historical and prospective basis of accounting rules and pronouncements; the impact of claims, litigation and governmental investigations; the success of cost-cutting initiatives and the timing and amount of any resulting benefits; the impact of acquisitions and divestitures; a reduction in the carrying value of our assets; the impact of a bankruptcy or financial difficulty of a significant client on the financial and other terms of our agreements with that client; with respect to the funding of pension plan obligations, the performance of our investments relative to our assumed rate of return; changes in tax laws and interpretations and failure to obtain treaty relief from double taxation; failure to obtain or protect intellectual property rights; fluctuations in foreign currency, exchange rates and interest rates; the impact of competition on pricing, revenues and margins; the degree to which third parties continue to outsource IT and business processes; the impact on our business of the pending Merger with HP; and the factors discussed elsewhere in this Form 10‑Q and under the heading Risk Factors in Item 1A to Part I of our 2007 Form 10-K. In addition, important factors that could cause actual events with respect to the proposed Merger with HP to differ materially from our forward looking statements regarding the anticipated closing of the proposed Merger include: the conditions to the completion of the proposed Merger may not be satisfied, or all regulatory approvals and clearances required for the proposed Merger may not be obtained on the terms expected or on the anticipated schedule (if at all); the parties' ability to meet expectations regarding the timing for completion of the proposed Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; and whether the court approves the settlement and memorandum of understanding relating to the stockholder lawsuits that were commenced following the execution of the Merger Agreement and, if such approval is not received, the outcome of any legal proceedings that have been or may be instituted against us, HP or others related to the Merger Agreement.  We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has evaluated changes in our internal control over financial reporting during the three months ended June 30, 2008. Based on this evaluation, we have identified no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The information set forth above under the heading "Pending Litigation and Proceedings" in Note 13 of the "Notes to Unaudited Condensed Consolidated Financial Statements" in this Form 10-Q is incorporated herein by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  On December 4, 2007, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock over the next 18 months in open market purchases or other transactions. In February 2008, we suspended the repurchase of shares under this authorization in light of our discussions with HP regarding the potential Merger and do not expect to commence repurchases while the Merger remains pending. As of June 30, 2008, we had purchased an aggregate of 14.2 million shares pursuant to this share repurchase authorization at a cost of approximately $270 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on April 15, 2008, in Plano, Texas. A total of 450,233,947 shares (approximately 88% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were as follows:

(1) The stockholders elected each of the twelve nominees to the Board of Directors for a one-year term:

DIRECTOR	FOR	AGAINST	ABSTAIN
W. Roy Dunbar	439,810,855	6,862,539	3,560,553
Martin C. Faga	428,674,085	17,946,977	3,612,885
S. Malcolm Gillis	435,806,665	10,808,192	3,619,090
Ray J. Groves	437,976,920	8,689,175	3,567,852
Ellen M. Hancock	426,957,121	19,729,791	3,547,035
Jeffrey M. Heller	439,945,763	6,774,336	3,513,848
Ray L. Hunt	437,564,066	9,099,938	3,569,943
Edward A. Kangas	438,388,259	8,255,923	3,589,765
Ronald A. Rittenmeyer	442,441,975	4,242,643	3,549,329
James K. Sims	428,051,760	18,532,883	3,649,304
R. David Yost	428,070,428	18,552,505	3,611,014
Ernesto Zedillo	442,708,336	3,917,476	3,608,135

(2)   The stockholders ratified the appointment of KPMG LLP as auditors to audit the accounts for EDS for 2008:

For	441,965,459
Against	4,854,875
Abstain	3,413,613

(3)   The stockholders approved the Board of Directors proposal to re-approve the 2003 Incentive Plan of Electronic Data Systems Corporation:

For	421,060,866
Against	23,507,575
Abstain	5,665,506

(4)   The stockholders approved the Board of Directors proposal to amend the Certificate of Incorporation to allow 25% of shareholders to call a special meeting:

For	385,358,555
Against	56,341,479
Abstain	8,533,913

(5)   The stockholders did not approve a shareholder proposal regarding an advisory vote on executive compensation:

For	171,230,286
Against	233,657,339
Abstain	8,904,849
Broker No Vote	36,441,473

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger, dated as of May 13, 2008, among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation (filed as Exhibit 2.1 to our Form 8-K dated May 13, 2008 and incorporated by reference herein).

2.2	Amendment No. 1 dated as of July 25, 2008, to Agreement and Plan of Merger, dated as of May 13, 2008, among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2008	By: /S/ RONALD P. VARGO
Ronald P. Vargo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: July 31, 2008	By: /S/ WILLIAM E. CASPER
William E. Casper
Corporate Controller
(Principal Accounting Officer)